Form 10-Q
period 1996-06-30
EVERFLOW EASTERN PARTNERS LP
filed 1996-08-14
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

                                      or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission File Number 0-19279.

                         Everflow Eastern Partners, L.P.
             (Exact name of Registrant as specified in its Charter)


            Delaware                                  34-1659910
 -------------------------------          ------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer  I.D. No.)
 incorporation or organization)


 P.O. Box 629, 585 West Main Street, Canfield, Ohio                 44406
 -----------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)


                                  (330)533-2692
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                     Yes _____X_____            No __________

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                      DESCRIPTION                                      PAGE NO.
                      -----------                                      --------
         Part I. Financial Information
         -----------------------------

Consolidated Balance Sheets
         June 30, 1996 and December 31, 1995                              F-1

Consolidated Statements of Income
         Three and Six Months Ended June 30, 1996 and 1995                F-3

Consolidated Statements of Partners' Equity
         Six Months Ended June 30, 1996 and 1995                          F-4

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1996 and 1995                          F-5

Notes to Unaudited Consolidated Financial
         Statements                                                       F-6

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                3


         Part II. Other Information
         --------------------------


Exhibits and Reports on Form 8-K                                            5

Signature                                                                   6

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1996 and December 31, 1995
                       -----------------------------------


                                                 June 30,      December 31,
                                                   1996            1995
                                               (Unaudited)       (Audited)
                                               -----------       ---------
           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                       $    241,404    $    426,743
   Accounts receivable:
     Trade                                         626,278       1,869,045
     Officers and employees                        643,729         969,609
     Joint venture partners                        205,913         564,034
   Other                                            58,438          75,899
                                              ------------    ------------
     Total current assets                        1,775,762       3,905,330

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                         96,908,345      95,362,378
   Pipeline and support equipment                  451,971         426,500
   Corporate and other                             908,442         806,370
                                              ------------    ------------
                                                98,268,758      96,595,248

   Less accumulated depreciation, depletion
     and amortization                          (50,505,471)    (47,809,014)
                                              ------------    ------------
                                                47,763,287      48,786,234

OTHER ASSETS                                        58,940          64,910
                                              ------------    ------------

                                              $ 49,597,989    $ 52,756,474
                                              ============    ============


           See notes to unaudited consolidated financial statements.

                       EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1996 and December 31, 1995
                       -----------------------------------


                                                  June 30,    December 31,
                                                    1996          1995
                                                (Unaudited)     (Audited)
                                                -----------     ---------
LIABILITIES AND PARTNERS' EQUITY
- --------------------------------


CURRENT LIABILITIES
   Current portion of long-term debt            $    12,227   $    11,700
   Accounts payable                               1,199,486     1,243,830
   Accrued expenses                                 167,883       299,059
                                                -----------   -----------
       Total current liabilities                  1,379,596     1,554,589

LONG-TERM DEBT                                    1,397,331     4,706,507

DEFERRED INCOME TAXES                               228,000       288,000

COMMITMENTS AND CONTINGENCIES                            --            --

LIMITED PARTNERS' EQUITY SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,379,941 and
       6,433,044 Units, respectively             46,108,494    45,731,442

GENERAL PARTNER'S EQUITY                            484,568       475,936
                                                -----------   -----------
       Total partners' equity                    46,593,062    46,207,378
                                                -----------   -----------

                                                $49,597,989   $52,756,474
                                                ===========   ===========


          See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 1996 and 1995
                -------------------------------------------------
                                   (Unaudited)


                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                              --------------------------    --------------------------
                                                  1996           1995           1996           1995
                                                  ----           ----           ----           ----
REVENUES
   Oil and gas sales                          $ 2,311,441    $ 2,849,615    $ 6,789,661    $ 7,565,940
   Well management and operating                  122,830        121,666        287,672        292,834
   Other                                            1,187            203          2,804            652
                                              -----------    -----------    -----------    -----------
                                                2,435,458      2,971,485      7,080,137      7,859,427

DIRECT COST OF REVENUES
   Production costs                               407,309        411,493        928,755        928,374
   Well management and operating                   75,455         70,422        149,129        154,918
   Depreciation, depletion and amortization       968,949        988,065      2,666,877      2,582,715
   Abandonment of oil and gas properties               --             --             --         15,000
                                              -----------    -----------    -----------    -----------
       Total direct cost of revenues            1,451,713      1,469,980      3,744,761      3,681,007

GENERAL AND ADMINISTRATIVE EXPENSE                528,450        491,216      1,039,764      1,000,680
                                              -----------    -----------    -----------    -----------
       Total cost of revenues                   1,980,163      1,961,196      4,784,525      4,681,687
                                              -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                            455,295      1,010,289      2,295,612      3,177,740

OTHER INCOME (EXPENSE)
   Interest income                                  9,822          6,816         15,797         15,485
   Interest expense                               (38,117)       (29,779)      (121,725)      (105,765)
   Gain (loss) on sale of property
     and equipment                                     --             --             --         (5,234)
                                              -----------    -----------    -----------    -----------

                                                  (28,295)       (22,963)      (105,928)       (95,514)
                                              -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                        427,000        987,326      2,189,684      3,082,226

PROVISION (CREDIT)
   FOR INCOME TAXES
   Current                                             --             --             --             --
   Deferred                                       (30,000)       (50,000)       (60,000)      (100,000)
                                              -----------    -----------    -----------    -----------
                                                  (30,000)       (50,000)       (60,000)      (100,000)
                                              -----------    -----------    -----------    -----------

NET INCOME                                    $   457,000    $ 1,037,326    $ 2,249,684    $ 3,182,226
                                              ===========    ===========    ===========    ===========

Allocation of Partnership Net Income
   Limited Partners                           $   452,293    $ 1,026,745    $ 2,226,512    $ 3,149,767
   General Partner                                  4,707         10,581         23,172         32,459
                                              -----------    -----------    -----------    -----------
                                              $   457,000    $ 1,037,326    $ 2,249,684    $ 3,182,226
                                              ===========    ===========    ===========    ===========

Earnings per unit                             $       .07    $       .16    $       .35    $       .48
                                              ===========    ===========    ===========    ===========


           See notes to unaudited consolidated financial statements.

                       EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                     Six Months Ended June 30, 1996 and 1995
                     ---------------------------------------
                                   (Unaudited)



                                            1996            1995
                                            ----            ----
EQUITY - JANUARY 1                      $ 46,207,378    $ 44,617,973

   Net income                              2,249,684       3,182,226

   Cash distributions ($.25 per Unit)     (1,625,036)     (1,645,416)

   Repurchase Right - Units tendered        (238,964)             --
                                        ------------    ------------

EQUITY - JUNE 30                        $ 46,593,062    $ 46,154,783
                                        ============    ============



          See notes to unaudited consolidated financial statements.

                       EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1996 and 1995
                     ---------------------------------------
                                   (Unaudited)


                                                              1996           1995
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $2,249,684    $ 3,182,226
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization             2,696,457      2,598,817
       Abandonment of oil and gas properties                       --         15,000
       (Gain) loss on sale of property and equipment               --          5,234
       Deferred income taxes                                  (60,000)      (100,000)
       Changes in assets and liabilities:
         Accounts and notes receivable                      1,600,888      1,764,472
         Other current assets                                  17,461         (9,177)
         Other assets                                           5,970        (23,888)
         Accounts payable                                    (283,308)      (361,543)
         Accrued expenses                                    (131,176)      (129,891)
                                                          -----------    -----------
           Total adjustments                                3,846,292      3,759,024
                                                          -----------    -----------
              Net cash provided by operating activities     6,095,976      6,941,250

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                447,757        360,514
   Advances disbursed to officers and employees              (121,877)      (303,024)
   Purchase of property and equipment                      (1,673,510)    (2,807,100)
   Proceeds on sale of property and equipment                      --         10,000
                                                          -----------    -----------
              Net cash used by investing activities        (1,347,630)    (2,739,610)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                           (1,625,036)    (1,645,416)
   Proceeds from issuance of long-term debt                 1,500,000      1,100,000
   Payments on long-term debt                              (4,808,649)    (4,200,000)
                                                          -----------    -----------
              Net cash used by financing activities        (4,933,685)    (4,745,416)
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (185,339)      (543,776)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                     426,743        856,968
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
  SECOND QUARTER                                          $   241,404    $   313,192
                                                          ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                             $   155,239    $    88,041
     Income taxes                                                  --             --



           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization and Summary of Significant Accounting Policies

         A. Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

                  Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

                  The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

         B. Organization - Everflow Eastern Partners, L.P. ("Everflow") is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas exploration and development. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. ("EEI") and Subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI ("EEI Programs" or "the Programs").

                  Everflow Management Company, an Ohio general partnership, is the general partner of Everflow. Everflow Management Company is authorized, in general, to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The partners of Everflow Management Company are Everflow Management Corporation ("EMC"), three individuals who are Officers and Directors of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing general partner of Everflow Management Company.

         C. Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, EEI and EEI's wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, "the Company") which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

         D. Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs are

                         EVERFLOW EASTERN PARTNERS, L.P.

Note 1.  Organization and Summary of Significant Accounting Policies (Continued)

         D.       Allocation of Income and Per Unit Data (Continued)

                  allocated to the Unitholders (the limited partners) and 1% of revenues and costs are allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see
                  Note 3).

                  Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,433,044 for the three and six months ended June 30, 1996 and 6,514,566 for the three and six months ended June 30, 1995.

         E. New Accounting Standard - In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Everflow adopted SFAS 121 in the first quarter of 1996 and has determined it will utilize a field by field basis for assessing impairment of its oil and gas properties. The impact of adopting SFAS 121 was not material.

Note 2.  Long-Term Debt

         Notes Payable - Bank

         In January 1995, the Company entered into an agreement that replaced the July 1993 credit agreement. The new credit agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The new revolving line of credit provides for interest payable quarterly at the lending bank's prime rate plus 1/8% with the principal due at maturity, November 1, 1997. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement requires the borrower to pay an engineering fee of $10,000 per year and commitment fees of 3/8% per annum on the daily average of the difference between the current available amount and the aggregate of loans outstanding. The agreement contains restrictive covenants requiring the Company to maintain the following: (1) loan balance not to exceed the borrowing base of $7,000,000 and redetermined semiannually; (2) tangible net worth of at least $30,000,000; (3) a total debt to tangible net worth ratio of not more than 0.7 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

                       EVERFLOW EASTERN PARTNERS, L.P.

Note 2.  Long-Term Debt (Continued)

         Notes Payable - Bank (Continued)

         In October 1995, the Company purchased a building and funded its cost, in part, through a mortgage note of $320,000. The note, which had a balance of $318,207 at December 31, 1995, bears interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. The note matures in 2010 and payments of principal and interest are $3,121 per month. Maturities on the note are expected to be as follows: 1996 - $11,700; 1997 - $12,700; 1998 - $13,700; 1999 -
         $15,000; 2000 - $16,300; thereafter - $248,807.

Note 3.  Partners' Equity

         Units represent limited partnership interests in Everflow. The Units are transferable subject only to the approval of any transfer by Everflow Management Company and to the laws governing the transfer of securities. The Units are not listed for trading on any securities exchange nor are they quoted in the automated quotation system of a registered securities association. However, Unitholders have an opportunity to require Everflow to repurchase their Units pursuant to the Repurchase Right.

         Under the terms of the limited partnership agreement, initially, 99% of revenues and costs are allocated to the Unitholders (the limited partners) and 1% of revenues and costs are allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right.

         The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company as so calculated, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase
         Right, based upon the December 31, 1995 calculation, was $4.23 per Unit, net of the distributions ($.125 per Unit each) made in January and April 1996. The Company increased the price of the Repurchase Right to $4.50 by offering a premium of $.27 over the calculated price for the 1996 offer to Unitholders.

                       EVERFLOW EASTERN PARTNERS, L.P.

Note 3.  Partners' Equity (Continued)

         The Company accepted an aggregate of 53,103 of its Units of limited partnership interest at $4.50 per Unit pursuant to the terms of the Company's Offer to Purchase dated April 30, 1996. The Offer expired in accordance with its terms on June 28, 1996. Immediately after the acceptance of the tendered Units by the Company, there were 6,379,941 Units outstanding.

         Units repurchased pursuant to the Repurchase Right are as follows:

                         No. of Units         Price Paid           Units Outstanding
         Year             Repurchased          Per Unit          Following Repurchase
         ----            ------------         ----------         --------------------
         1992               50,938              $ 4.260                6,581,526
         1993               40,002              $ 4.350                6,541,524
         1994               26,958              $ 4.550                6,514,566
         1995               81,522              $ 4.625                6,433,044
         1996               53,103              $ 4.500                6,379,941


Note 4.  Commitments and Contingencies

         Everflow paid a quarterly dividend in July 1996 of $.125 per Unit to Unitholders of record on June 30, 1996. The distribution amounted to approximately $806,000.

         EEI is the general partner in certain oil and gas partnerships. As general partner, EEI shares in unlimited liability to third parties with respect to the operations of the partnerships and may be liable to limited partners for losses attributable to breach of fiduciary obligations.

         Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at June 30, 1996 and December 31, 1995:

                                                        June 30, 1996         December 31, 1995
                                                        -------------         -----------------

         (Amounts in Thousands)                         Amount       %         Amount        %
                                                        ------       -         ------        -
         Working capital                             $    396        1%      $  2,351        5%
         Property and equipment (net)                  47,763       99         48,786       95
         Other                                             59        -             65        -
                                                       ------      ---         ------      ---
             Total                                   $ 48,218      100%      $ 51,202      100%
                                                       ======      ===         ======      ===

         Long-term debt                              $  1,397        3%         4,707        9%
         Deferred income taxes                            228        -            288        1
         Partners' equity                              46,593       97         46,207       90
                                                       ------      ---         ------      ---
              Total                                  $ 48,218      100%      $ 51,202      100%
                                                       ======      ===         ======      ===

         Working capital surplus of $396 thousand as of June 30, 1996 represented a decrease of $2.0 million from December 31, 1995. The primary reason for this decrease in working capital was due to the Company's production receivable being substantially lower at June 30, 1996 versus December 31, 1995. Seasonal gas production is responsible for this occurrence. The Company paid down $3.3 million of long-term debt (net of additional borrowings of $1.5 million) during the six months ended June 30, 1996. Management of the Company believes it can maintain a reduced level of long-term debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the Company's quarterly distributions in July and October, when cash generated from operations should decrease due to production restrictions. The Company borrowed $1.3 million during July 1996, under the Company's existing credit facility, for the repurchase of Units pursuant to the Repurchase Right, the payment of a quarterly distribution and the funding of the development of oil and gas properties.

         The Company's cash flow from operations before the change in working capital decreased $815 thousand, or 14%, during the six months ended June 30, 1996 as compared to the same period in 1995. Changes in working capital other than cash and cash equivalents increased cash by $1.2 million during both the six months ended June 30, 1996 and 1995. The reductions in accounts receivable of $1.6 million and $1.8 million at June 30, 1996 and 1995, respectively, compared to December 31, 1995 and 1994 are the result of lower production revenues receivable and reduced accounts receivable balances from officers and employees as well as joint venture partners. Accounts payable decreased $283 thousand and $362 thousand during the six months ended June 30, 1996 and 1995, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements. Accrued expenses decreased $131 thousand and $130 thousand during the six months ended June 30,

1996 and 1995, respectively. The primary reason for these changes is the result of timing differences for accrued payroll expenses.

         Cash flows provided by operating activities was $6.1 million for the six months ended June 30, 1996. Cash was used to purchase property and equipment, pay quarterly distributions and reduce long-term debt.

         Additional borrowings for operations may be required during the third quarter due to the seasonal nature of the gas purchase agreements with The East Ohio Gas Company. Seasonal price reductions and production restrictions during the summer months will reduce operating revenues and consequently cash flows from operations during such periods.

         Management of the Company believes the existing revolving credit facility of $7,000,000 should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

         In the fall of 1995, the Company received a significant decrease in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments have and will continue to reduce the Company's cash flows from operations during 1996.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 1996 and 1995. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                   Three Months           Six Months
                                                                  Ended June 30,        Ended June 30,
                                                                 ---------------       ---------------
                                                                  1996       1995      1996       1995
                                                                  ----       ----      ----       ----
         Revenues:
              Oil and gas sales                                    95%        96%       96%        96%
              Well management and operating                         5          4         4          4
              Other                                                 -          -         -          -
                                                                  ---        ---       ---        ---
                  Total Revenues                                  100%       100%      100%       100%
         Expenses:
              Production costs                                     17%        14%       13%        12%
              Well management and operating                         3          2         2          2
              Depreciation, depletion and amortization             40         33        38         33
              Abandonment of oil and gas properties                 -          -         -          -
              General and administrative                           21         17        15         13
              Other                                                 1          1         1          1
              Income taxes                                     (    1)    (    2)    (   1)     (   1)
                                                                 ----       ----      ----       ----
                  Total Expenses                                   81         65        68         60
                                                                 ----       ----      ----       ----
         Earnings                                                  19%        35%       32%        40%
                                                                 ====       ====      ====       ====

         Revenues for the three and six months ended June 30, 1996 decreased $536 thousand and $779 thousand, respectively, compared to the same periods in 1995. This decrease was due primarily to a decrease in oil and gas sales during the three and six months ended June 30, 1996 compared to the same periods in 1995.

         Oil and gas sales decreased $538 thousand, or 19%, during the three months ended June 30, 1996 compared to the same period in 1995. Oil and gas sales decreased $776 thousand, or 10%, during the six months ended June 30, 1996 compared to the same six month period in 1995. These decreases are the result of lower gas prices during 1996 due to the pricing adjustments contained in the East Ohio Gas Company contracts.

         Production costs and depreciation, depletion and amortization remained relatively stable during the three and six months ended June 30, 1996 compared to the same periods in 1995.

         General and administrative expenses increased $37 thousand, or 8%, and $39 thousand, or 4%, during the three and six months ended June 30, 1996, respectively, compared with the same periods in 1995. The primary reasons for these increases were due to increases in professional fees and employee compensation and benefits.

         The Company reported net income of $457 thousand, a decrease of $580 thousand, or 56%, during the three months ended June 30, 1996 compared to the same period in 1995. The Company reported net income of $2,250 thousand, a decrease of $933 thousand, or 29%, during the six months ended June 30, 1996 compared to the same period in 1995. Decreases in oil and gas sales resulting from gas price reductions were primarily responsible for these decreases in net income.

NEW ACCOUNTING STANDARD

         In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Everflow adopted SFAS 121 in the first quarter of 1996 and has determined it will utilize a field by field basis for assessing impairment of its oil and gas properties. The impact of adopting SFAS 121 was not material.



                           Part II. Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Intermediate Term Gas Purchase Agreement dated May 29, 1996, Contract #11245, between Everflow Eastern Partners, L.P. and The East Ohio Gas Company.

                  10.2 Intermediate Term Gas Purchase Agreement dated May 29, 1996, Contract #11285, between Everflow Eastern Partners, L.P. and The East Ohio Gas Company.

         (b)      On July 3, 1996, the Registrant filed a current report on Form
                  8-K

                                    SIGNATURE



         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EVERFLOW EASTERN PARTNERS, L.P.

                           By:  EVERFLOW MANAGEMENT COMPANY,
                                General Partner

                           By:  EVERFLOW MANAGEMENT CORPORATION
                                Managing General Partner


                           By:  /s/ William A. Siskovic
                                -----------------------------------------------
                                William A. Siskovic
                                Vice President and Principal Accounting Officer (Duly Authorized Officer)



August 12, 1996