Form 10-Q
period 1996-09-30
EVERFLOW EASTERN PARTNERS LP
filed 1996-11-14
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



  [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996

                                       or

  [   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________________ to _____________________

Commission File Number 0-19279.



                        Everflow Eastern Partners, L.P.
             (Exact name of Registrant as specified in its Charter)

        Delaware                                             34-1659910
--------------------------------                      --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)



            P.O. Box 629, 585 West Main Street, Canfield, Ohio      44406
            ----------------------------------------------------------------
                (Address of principal executive offices)          (Zip Code)


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

                                Yes [ X ] No [   ]
                                    -----    -----

                        EVERFLOW EASTERN PARTNERS, L.P.

                                     INDEX
                    DESCRIPTION                                         PAGE NO.
                    -----------                                         --------
        Part I. Financial Information
        -----------------------------


Consolidated Balance Sheets
        September 30, 1996 and December 31, 1995 .......................     F-1

Consolidated Statements of Income
        Three and Nine Months Ended September 30, 1996 and 1995 ........     F-3

Consolidated Statements of Partners' Equity
        Nine Months Ended September 30, 1996 and 1995 ..................     F-4

Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1996 and 1995 ..................     F-5

Notes to Unaudited Consolidated Financial
        Statements .....................................................     F-6

Management's Discussion and Analysis of Financial
        Condition and Results of Operations ............................       3


        Part II. Other Information
        --------------------------

Exhibits and Reports on Form 8-K .......................................       7

Signature ..............................................................       8


                        EVERFLOW EASTERN PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                    ----------------------------------------

                                                              September 30,     December 31,
                                                                  1996             1995
                                                               (Unaudited)       (Audited)
                                                              ------------     --------------
        ASSETS
        ------
CURRENT ASSETS
        Cash and equivalents                                  $    616,447    $      426,743
        Accounts receivable:
         Trade                                                     499,212         1,869,045
         Officers and employees                                    697,441           969,609
         Joint venture partners                                    304,103           564,034
        Other                                                       88,167            75,899
                                                              ------------    --------------
         Total current assets                                    2,205,370         3,905,330

PROPERTY AND EQUIPMENT
        Proved properties (successful efforts
         accounting method)                                     98,106,223        95,362,378
        Pipeline and support equipment                             451,971           426,500
        Corporate and other                                      1,009,536           806,370
                                                              ------------    --------------
                                                                99,567,730        96,595,248

        Less accumulated depreciation, depletion
         and amortization                                      (51,302,509)      (47,809,014)
                                                              ------------    --------------
                                                                48,265,221        48,786,234

OTHER ASSETS                                                        63,928            64,910
                                                              ------------    --------------
                                                              $ 50,534,519     $  52,756,474
                                                              ============     =============








           See notes to unaudited consolidated financial statements.
                                       F-1

                        EVERFLOW EASTERN PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                              September 30,    December 31,
                                                  1996            1995
                                              (Unaudited)      (Audited)
                                              -----------     -----------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
        Current portion of long-term debt     $    18,571     $    11,700
        Accounts payable                          787,615       1,243,830
        Accrued expenses                          285,591         299,059
                                              -----------     -----------
          Total current liabilities             1,091,777       1,554,589
LONG-TERM DEBT                                  2,991,288       4,706,507
DEFERRED INCOME TAXES                             198,000         288,000

COMMITMENTS AND CONTINGENCIES                        --              --

LIMITED PARTNERS' EQUITY SUBJECT TO
REPURCHASE RIGHT
        Authorized - 8,000,000 Units
        Issued and outstanding - 6,379,941
         and 6,433,044 Units, respectively     45,772,418      45,731,442
GENERAL PARTNER'S EQUITY                          481,036         475,936
                                              -----------     -----------
        Total partners' equity                 46,253,454      46,207,378
                                              -----------     -----------
                                              $50,534,519     $52,756,474
                                              ===========     ===========

           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

             Three and Nine Months Ended September 30, 1996 and 1995
             -------------------------------------------------------
                                  (Unaudited)

                                                                   Three Months Ended                    Nine Months Ended
                                                                       September 30,                       September 30,
                                                              -------------------------------       --------------------------------
                                                                   1996                1995               1996             1995
                                                                   -----               ----               -----            ----

REVENUES
        Oil and gas sales ..............................      $  2,018,122          $2,048,89       $  8,807,783       $  9,614,832
        Well management and operating ..................           103,362            105,988            391,034            398,823
        Other  .........................................            13,428                575             16,232              1,227
                                                              ------------          ---------       ------------       ------------
                                                                 2,134,912          2,155,455          9,215,049         10,014,882

DIRECT COST OF REVENUES
        Production costs ...............................           349,255            298,295          1,278,010          1,226,669
        Well management and operating ..................            53,760             57,074            202,889            211,992
        Depreciation, depletion and amortization .......           789,077            695,454          3,455,954          3,278,169
        Abandonment of oil and gas properties ..........              --                 --                 --               15,000
                                                              ------------          ---------       ------------       ------------
          Total direct cost of revenues ................         1,192,092          1,050,823          4,936,853          4,731,830
GENERAL AND ADMINISTRATIVE EXPENSE .....................           443,150            372,881          1,482,914          1,373,561
                                                              ------------          ---------       ------------       ------------
    Total cost of revenues .............................         1,635,242          1,423,704          6,419,767          6,105,391
                                                              ------------          ---------       ------------       ------------
INCOME FROM OPERATIONS .................................           499,670            731,751          2,795,282          3,909,491

OTHER INCOME (EXPENSE)
        Interest income ................................             6,091              4,993             21,888             20,478
        Interest expense ...............................           (69,491)           (36,398)          (191,216)          (142,163)
        Gain (loss) on sale of property
         and equipment .................................              --                 --                 --               (5,234)
                                                              ------------          ---------       ------------       ------------
                                                                   (63,400)           (31,405)          (169,328)          (126,919)
                                                              ------------          ---------       ------------       ------------
INCOME BEFORE INCOME TAXES .............................           436,270            700,346          2,625,954          3,782,572

PROVISION (CREDIT)
   FOR INCOME TAXES
        Current
        Deferred .......................................           (30,000)           (50,000)           (90,000)          (150,000)
                                                              ------------          ---------       ------------       ------------
                                                                   (30,000)           (50,000)           (90,000)          (150,000)
                                                              ------------          ---------       ------------       ------------
NET INCOME .............................................      $    466,270       $    750,346       $  2,715,954       $  3,932,572
                                                              ============          =========       ============       ============
Allocation of Partnership Net Income
        Limited Partners ...............................      $    461,465       $    742,692       $  2,688,156       $  3,892,591
        General Partner ................................             4,805              7,654             27,798             39,981
                                                              ------------          ---------       ------------       ------------
                                                              $    466,270       $    750,346       $  2,715,954       $  3,932,572
                                                              ============          =========       ============       ============
Earnings per unit ......................................      $        .07       $        .12       $        .42       $        .60
                                                              ============          =========       ============       ============


           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                 Nine Months Ended September 30, 1996 and 1995
                 ---------------------------------------------
                                  (Unaudited)



                                                    1996             1995
                                                    ----             ----
EQUITY - JANUARY 1 ........................    $ 46,207,378     $ 44,617,973

   Net income .............................       2,715,954        3,932,572

   Cash distributions ($.375 per Unit).....      (2,430,914)      (2,468,124)

   Repurchase Right - Units tendered.......        (238,964)        (377,039)
                                               ------------     ------------
EQUITY - SEPTEMBER 30 .....................    $ 46,253,454     $ 45,705,382
                                               ============     ============






           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1996 and 1995
                 ---------------------------------------------
                                  (Unaudited)

                                                                                                  1996                     1995
                                                                                                  ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                            $ 2,715,954              $ 3,932,572
        Adjustments to reconcile net income to net cash
         provided by operating activities:
        Depreciation, depletion and amortization                                                3,493,495                3,303,649
        Abandonment of oil and gas properties                                                        --                     15,000
        (Gain) loss on sale of property and equipment                                                --                      5,234
        Deferred income taxes                                                                     (90,000)                (150,000)
        Changes in assets and liabilities:
         Accounts receivable                                                                    1,629,764                2,223,080
         Other current assets                                                                     (12,268)                 (15,200)
         Other assets                                                                                 982                  (22,508)
         Accounts payable                                                                        (456,215)                (220,960)
         Accrued expenses                                                                         (13,468)                (101,123)
                                                                                               ----------               ----------
          Total adjustments                                                                     4,552,290                5,037,172
                                                                                               ----------               ----------
           Net cash provided by operating activities                                            7,268,244                8,969,744

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds received on receivables from officers and
         employees                                                                                503,408                  508,270
        Advances disbursed to officers and employees                                             (231,240)                (584,073)
        Purchase of property and equipment                                                     (2,972,482)              (4,344,902)
        Proceeds on sale of property and equipment                                                   --                     10,000
                                                                                               ----------               ----------
           Net cash used by investing activities                                               (2,700,314)              (4,410,705)
CASH FLOWS FROM FINANCING ACTIVITIES
        Repurchase of Units                                                                      (238,964)                (377,039)
        Distributions                                                                          (2,430,914)              (2,468,124)
        Proceeds from issuance of long-term debt                                                3,100,000                2,000,000
        Payments on long-term debt                                                             (4,808,348)              (4,200,000)
                                                                                               ----------               ----------
              Net cash used by financing activities                                            (4,378,226)              (5,045,163)
                                                                                               ----------               ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                                 189,704                 (486,124)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                                                          426,743                  856,968
                                                                                               ----------               ----------

CASH AND CASH EQUIVALENTS AT END OF
 THIRD QUARTER                                                                                 $  616,447               $  370,844
                                                                                               ==========               ==========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
         Interest                                                                              $  205,517               $   111,931
         Income taxes                                                                                --                        --




           See notes to unaudited consolidated financial statements.
                                       F-5

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


         D. Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were

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

         C. Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, EEI and EEI's wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, ''the Company") which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.


         D. Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were

                        EVERFLOW EASTERN PARTNERS, L.P.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

         D. Allocation of Income and Per Unit Data (Continued)

            allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to, exercise the Repurchase Right (see Note 3).

            Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations were 6,379,941 and 6,415,343 for the three and nine months ended September 30, 1996, respectively, and 6,443,677 and 6,490,677 for the three and nine months ended September 30, 1995, respectively.

         E. New Accounting Standard

            In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Everflow adopted SFAS 121 in the first quarter of 1996 and has determined it will utilize a field by field basis for assessing impairment of its oil and gas properties. The impact of adopting SPAS 121 was not material.


Note 2. Long-Term Debt

         Notes Payable - Bank

            In January 1995, the Company entered into an agreement that replaced its previous credit agreement. In October 1996, the agreement was amended extending the maturity date from November 1, 1997 to November 1, 1998. The credit agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at the lending bank's prime rate plus 1/8% with the principal due at maturity, November 1, 1998. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement requires the Company to pay an engineering fee of $10,000 per year and commitment fees of 3/8% per annum on the daily average of the difference between the current available amount and the aggregate of loans outstanding. The agreement contains

                        EVERFLOW EASTERN PARTNERS, L.P.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



Note 2.     Long-Term Debt (Continued)

            Notes Payable - Bank (Continued)

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

            In October 1995, the Company purchased a building and funded its cost, in part, through a mortgage note of $320,000. The note, which had a balance of $318,207 at December 31, 1995, bears interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. The note matures in 2010, and payments of principal and interest are $3,121 per month. Maturities on the note as of December 31, 1995 were expected to be as follows:
            1996 - $11,700; 1997 - $12,700; 1998 - $13,700; 1999 - $15,000; 2000
            - $16,300; thereafter - $248,807.

Note 3.     Partners' Equity

            Units represent limited partnership interests in Everflow. The Units are transferable subject only to the approval of any transfer by Everflow Management Company and to the laws governing the transfer of securities. The Units are not listed for trading on any securities exchange nor are they quoted in any automated quotation system of a registered securities association. However, Unitholders have an opportunity to require Everflow to repurchase their Units pursuant to the Repurchase Right

            Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right.

            The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company as so calculated, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of

                        EVERFLOW EASTERN PARTNERS, L.P.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.     Partners' Equity (Continued)

            Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1995 calculation, was $4.23 per Unit, net of the distributions ($.125 per Unit each) made in January and April 1996. The Company increased the price to be paid pursuant to the Repurchase Right to $4.50 by offering a premium of $.27 over the calculated price for the 1996 offer to Unitholders.

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

Note 4.     Commitments and Contingencies

            Everflow paid a quarterly dividend in October 1996 of $.125 per Unit to Unitholders of record on September 30, 1996. The distribution amounted to approximately $806,000.

            EEI is the general partner in certain oil and gas partnerships. As general partner, EEI shares in unlimited liability to third parties with respect to the operations of the partnerships and may be liable to limited partners for losses attributable to breach of fiduciary obligations.

            Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The

                        EVERFLOW EASTERN PARTNERS, L.P.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.     Commitments and Contingencies (Continued)

            Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

Note 5.     Business Segments and Major Customers

            The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to Article V of the East Ohio Contracts, the new adjusted base price will increase by $0.47 per MCF per contract beginning with the November 1996 production period. The majority of the Company's Natural gas production falls under the East Ohio Contracts.

                         Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at September 30, 1996 and December 31, 1995:


                                      September 30, 1996      December 31, 1995
                                      ------------------     -------------------
(Amounts in Thousands)                 Amount          %      Amount         %
                                      -------        ---     -------        ---
Working capital                       $ 1,113          2%    $ 2,351          5%
Property and equipment (net)           48,265         98      48,786         95
Other                                      64         --          65         --
                                      -------        ---     -------        ---
  Total                               $49,442        100%    $51,202        100%
                                      =======        ===     =======        ===
Long-term debt                        $ 2,991          6%      4,707          9%
Deferred income taxes                     198         --         288          1
Partners' equity                       46,253         94      46,207         90
                                      -------        ---     -------        ---
Total                                 $49,442        100%    $51,202        100%
                                      =======        ===     =======        ===

         Working capital surplus of $1.1 million as of September 30, 1996 represented a decrease of $1.2 million from December 31, 1995. The primary reason for this decrease in working capital was due to the Company's production receivable being substantially lower at September 30, 1996 versus December 31, 1995. Seasonal gas production is responsible for this occurrence. The Company paid down $1.7 million of long-term debt during the nine months ended September 30, 1996. Management of the Company believes it can maintain a reduced level of long-term debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the Company's anticipated quarterly distributions. The Company borrowed $600 thousand during October 1996, under the Company's existing credit facility, to fund a portion of the payment of a quarterly distribution.

         The Company's cash flow from operations before the change in working capital decreased $987 thousand, or 14%, during the nine months ended September 30, 1996 as compared to the same period in 1995. Changes in working capital other than cash and cash equivalents increased cash by $1.1 million and $1.9 million during the nine months ended September 30, 1996 and 1995, respectively. The reductions in accounts receivable of $1.6 million and $2.2 million at September 30, 1996 and 1995, respectively, compared to December 31, 1995 and 1994 are primarily the result of lower production revenues receivable. Accounts payable decreased $456 thousand and $221 thousand during the nine months ended September 30, 1996 and 1995, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements. Accrued expenses decreased $13 thousand and $101 thousand during the nine months ended September 30, 1996 and 1995, respectively. The primary reason for these changes is the result of timing differences for accrued payroll expenses.

         Cash flows provided by operating activities was $7.3 million for the nine months ended September 30, 1996. Cash was used to purchase property and equipment, repurchase Units, pay quarterly distributions and reduce long-term debt

         Additional borrowings for operations will be required during the fourth quarter due to the seasonal nature of the gas purchase agreements with The East Ohio Gas Company and the timing of revenue receipts associated with these agreements. Seasonal price reductions and production restrictions during the summer months will reduce operating revenues and consequently cash flows from operations during such periods.

         Management of the Company believes the existing revolving credit facility of $7,000,000 should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions. The existing loan agreement was amended in October 1996 extending the maturity date from November 1, 1997 to November 1, 1998.

         In October of 1996, the Company received notification of an increase in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company.

         These adjustments represent a $0.47 per MCF increase in the contract price for each of three contracts beginning November 1996. The majority of the Company's natural gas production falls under these Agreements. These pricing adjustments will increase the Company's cash flows and income from operations, beginning with November 1996 natural gas sales.

         Management of the Company believes that income from operations, plus the existing revolving credit facility of $7,000,000, should be sufficient to meet the funding and financing requirements of the Company for both the short and long term.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 1996 and 1995. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                          Three Months             Nine Months
                                                             Ended                    Ended
                                                          September 30,            September 30,
                                                        1996        1995          1996       1995
                                                        ----        ----          ----       ----
Revenues:
        Oil and gas sales                                94%          95%          96%         96%
        Well management and operating                     5            5            4           4
        Other                                             1           --           --           --
                                                        ----        ----          ----       ----
           Total Revenues                               100%         100%         100%        100%

Expenses:
        Production costs                                 16%          14%          14%         12%
        Well management and operating                     2            3            2           2
        Depreciation, depletion and amortization         37           32           38          33
        Abandonment of oil and gas properties            --           --           --          --
        General and administrative                       21           17           16          14
        Other                                             3            1            2           1
        Income taxes                                     (1)          (2)         (11)         (1)
                                                        ----        ----          ----       ----
           Total Expenses                                78           65           71          61
                                                        ----        ----          ----       ----
        Earnings                                         22%          35%          29%         39%
                                                        ====        ====         ====        ====

         Revenues for the three and nine months ended September 30, 1996 decreased $21 thousand and $800 thousand, respectively, compared to the same periods in 1995. These decreases were due primarily to decreases in oil and gas sales during the three and nine months ended September 30, 1996 compared to the same periods in 1995.

         Oil and gas sales decreased $31 thousand, or 2%, during the three months ended September 30, 1996 compared to the same period in 1995. Oil and gas sales decreased $807 thousand, or 8%, during the nine months ended September 30, 1996 compared to the same nine month period in 1995. These decreases are the result of lower gas prices during 1996 due to the pricing adjustments contained in the East Ohio Gas Company contracts.

         Production costs increased $51 thousand, or 17%, during the three months ended September 30, 1996 compared to the same period in 1995. Production costs increased $51 thousand, or 4%, during the nine months ended September 30, 1996 compared to the same period in 1995. An increase in the number of productive properties is primarily responsible for these increases.

         Depreciation, depletion and amortization increased $94 thousand, or 13%, during the three months ended September 30, 1996 compared to the same period in 1995. Depreciation, depletion and amortization increased $178 thousand, or 5%, during the nine months ended September 30, 1996 compared to the same period in 1995. Depreciation, depletion and amortization expense typically reacts to increases or decreases in oil and gas production; although sales have decreased from pricing adjustments, production has increased.

         General and administrative expenses increased $70 thousand, or 19%, during the three months ended September 30, 1996 compared with the same period in 1995. General and administrative expenses increased $109 thousand, or 8%, during the nine months ended September 30, 1996 compared to the same period in 1995. The primary reasons for these increases are due to increases in professional fees and employee compensation and benefits.

         The Company reported net income of $466 thousand, a decrease of $284 thousand, or 38%, during the three months ended September 30, 1996 compared to the same period in 1995. The Company reported net income of $2,716 thousand, a decrease of $1.2 million, or 31%, during the nine months ended September 30, 1996 compared to the same period in 1995. The decrease in oil and gas sales and increases in production costs, depreciation, depletion and amortization and general and administrative expense were primarily responsible for the decreases in net income during the three and nine months ended September 30, 1996.

         The Company has various gas purchase agreements with the East Ohio Gas Company. Pursuant to these agreements, the Company will receive an increase in the price received for natural gas production in the amount of $0.47 per MCF beginning in November 1996. The majority of the Company's natural gas production is subject to these agreements. As a result, Management expects an increase in natural gas sales for the remainder of 1996 and most of 1997, although no assurance can be given. The impact on the Company cannot fully be measured until actual production volumes are determined.

         In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Everflow adopted SPAS 121 in the first quarter of 1996 and its effect did not have a material impact on its financial position or results of operations.

                           Part II. Other Information
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)     Exhibits

                 10.1 One Year Term Gas Purchase Agreement dated August 1, 1996 between Everflow Eastern Partners, L.P. and JDS Energy Corporation.

         (b) On October 23, 1996, the Registrant filed a current report on Form 8-K relating to pricing adjustments under the Company's Agreements with The East Ohio Gas Company.

                                   SIGNATURE



         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1996        EVERFLOW EASTERN PARTNERS, L.P.

                            By: EVERFLOW MANAGEMENT COMPANY,
                                General Partner

                            By: EVERFLOW MANAGEMENT CORPORATION
                                Managing General Partner

                            By: /s/William A. Siskovic
                                ----------------------------------------------
                                William A. Siskovic
                                Vice President and Principal Accounting Officer (Duly Authorized Officer)