Form 10-K405
period 1996-12-31
EVERFLOW EASTERN PARTNERS LP
filed 1997-03-27
CIK 868082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended December 31, 1996

                                         OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-19279

                        EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                         34-1659910
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         585 WEST MAIN STREET
             P.O. BOX 629
            CANFIELD, OHIO                                       44406
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330) 533-2692

Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
         -------------------                              -------------------

                                      None

        Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----      -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

        There are 5,061,576 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 1997. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.



        Except as otherwise indicated, the information contained in this Report is as of December 31, 1996.

                                     PART I
                                     ------

ITEM 1.         BUSINESS
------------------------

Introduction
------------

                  Everflow Eastern Partners, L.P. (the "Company"), a Delaware limited partnership, engages in the business of oil and gas exploration and development. The Company was formed for the purpose of consolidating the business and oil and gas properties of Everflow Eastern, Inc., an Ohio corporation ("EEI"), and the oil and gas properties owned by certain limited partnerships and working interest programs managed or operated by EEI (the "Programs"). Everflow Management Company, an Ohio general partnership, is the general partner of the Company.

                  EXCHANGE OFFER. The Company made an offer (the "Exchange Offer") to acquire the common shares of EEI (the "EEI Shares") and the interests of investors in the Programs (collectively the "Interests") in exchange for units of limited partnership interest (the "Units"). The Exchange Offer was made pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 19, 1990 (the "Registration Statement") and the Prospectus dated December 19, 1990 as filed with the Commission pursuant to Rule 424(b).

                  The Exchange Offer terminated on February 15, 1991 and holders of Interests with an aggregate value (as determined by the Company for purposes of the Exchange Offer) of $66,996,249 accepted the Exchange Offer and tendered their Interests. Effective on such date, the Company acquired such Interests, which included partnership interests and working interests in the Programs, and all of the outstanding EEI Shares. Of the Interests tendered in the Exchange Offer, $28,565,244 was represented by the EEI Shares and $38,431,005 by the remaining Interests.

                  The parties who accepted the Exchange Offer and tendered their Interests received an aggregate of 6,632,464 Units. Everflow Management Company, as General Partner of the Company, contributed Interests with an aggregate Exchange Value of $670,980 in exchange for a 1% interest in the Company.

                  THE COMPANY. The Company was organized in September, 1990. The principal executive offices of the Company, Everflow Management Company and EEI are located at 585 West Main Street, Canfield, Ohio 44406 (telephone number
(330)533-2692).

General
-------

                  This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate productive oil and gas prospects for development by the Company.

Description of the Business
---------------------------

                  GENERAL. Following the consummation of the Exchange Offer, the Company has participated on an on-going basis in the acquisition and development of undeveloped oil and gas properties and has pursued the acquisition of producing oil and gas properties.

                  SUBSIDIARIES. The Company has two subsidiaries. EEI was organized as an Ohio corporation in February, 1979 and, since the consummation of the Exchange Offer, has been a wholly-owned subsidiary of the Company. EEI is engaged in the business of drilling, developing and operating oil and gas properties and acting as the general partner or sponsor of the Programs. Prior to the consummation of the Exchange Offer, EEI had acted as general contractor in the drilling and completion of more than 550 wells and had served as operator of more than 650 producing wells, the substantial majority of which are located in the State of Ohio.

                  Everflow Nominee, Inc. ("Everflow Nominee") was organized as an Ohio corporation in May 1987 and is a wholly-owned subsidiary of EEI and is indirectly controlled by the Company. Everflow Nominee's sole business is to serve as a nominee and agent to hold legal or record title to working interests in drillsites developed by the Programs since 1987. Everflow Nominee, as nominee of and agent for various Programs, holds the legal or record title to the working interests in drillsites and wells beneficially owned by certain of the Programs.

                  A-1 Storage of Canfield, Ltd. ("A-1 Storage") was organized an Ohio Limited Liability Company in late 1995 and is 99% owned by the Company and 1% owned by EEI. A-1 Storage's business includes leasing of office space to the Company as well as rental of storage units to non-affiliated parties.

                  CURRENT OPERATIONS. The properties acquired in the Exchange Offer consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 84% of the estimated future gross cash flow from the oil and gas properties owned by the Company are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

                  The Company's operations since February 1991, following consummation of the Exchange Offer, primarily involve the production and sale of oil and gas from the properties acquired pursuant to the Exchange Offer and the drilling and development of an additional 174 (net) wells. The Company serves as the operator of approximately 60% of the gross wells and 75% of the net wells which comprise the Company's properties.

                  The Company expects to hold its producing properties acquired pursuant to the Exchange Offer until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may from time to time sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

                  BUSINESS PLAN. The Company intends to conduct its business to enable it to maintain and possibly expand its reserve base. In order to further this plan, the Company primarily intends to acquire and subsequently drill and develop non-producing oil and gas properties and possibly acquire producing oil and gas properties. Based on the current costs of drilling and development activities, the current prices of oil and gas, and EEI's historical experience with regard to finding oil and gas in commercially productive quantities as well as estimates for such costs, prices and success rates in the immediate future, the Company estimates it will need to acquire and drill approximately 25 to 35
(net) wells each year to maintain and possibly expand its reserve base. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                  ACQUISITION OF PROSPECTS. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which Everflow Management Company will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an ongoing basis. The Company may also acquire leases from third parties. Historically, EEI generated approximately 90% of the prospects which were drilled by the

Programs. The Company expects EEI's ability to generate drilling prospects internally to continue in order to further the Company's activities. EEI's current leasehold inventory consists of approximately 164 prospects in various stages of maturity representing approximately 2,800 net acres under lease.

                  In choosing oil and gas prospects for the Company, Everflow Management Company does not attempt to manage the risks of drilling through a policy of selecting diverse prospects in various geographic areas or with the potential of oil and gas production from different geological formations. Rather, substantially all prospects are expected to be located in the Appalachian Basin of Ohio (and, to a lesser extent, Pennsylvania) and to be drilled primarily to the Clinton/Medina Sands geological formation or closely related oil and gas formations in such area.

                  ACQUISITION OF PRODUCING PROPERTIES. As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. To date, the Company has acquired only a very limited amount of producing oil and gas properties.

                  The Company will continue to evaluate properties for acquisition. Such properties may include, in addition to working interests, royalty interests, net profit interests and production payments, other forms of direct or indirect ownership interests in oil and gas production, and properties associated with the production of oil and gas. The Company also may acquire general or limited partner interests in general or limited partnerships and interests in joint ventures, corporations or other entities that have, or are formed to acquire, explore for or develop, oil and gas or conduct other activities associated with the ownership of oil and gas production.

                  FUNDING FOR ACTIVITIES. The Company finances its current operations and proposed undeveloped leasehold acquisition activities through cash generated from operations and the proceeds of borrowings. Historically, EEI had relied upon the formation of investor drilling programs to fund a portion of its operations; but to date, the Company has elected not to pursue such activities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations."

                  The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI has a revolving credit facility with Bank One, Texas, National Association, pursuant to which it had borrowed up to $4,800,000 in 1996 with a principal indebtedness of $1,700,000 outstanding as of March 20, 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

                  Although the Partnership Agreement does not contain any specific restrictions on borrowings, the Company has no specific plans to borrow to acquire any producing oil and gas properties. The Company expects that borrowings may be made to acquire undeveloped acreage for future drilling and development and to fund the Company's costs of drilling and completing wells. In addition, the Company could borrow funds to enable it to repurchase any Units tendered in connection with the Repurchase Right. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Liquidity and Capital Resources."

                  The Company has a substantial amount of oil and gas reserves which have not been pledged as collateral for its existing loans. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 1996, which aggregate $50,507,000 (Standardized Measure of Discounted Future Net Cash Flows) with $4,000,000 of bank debt under the revolving credit facility (as of such date).

Marketing
---------

                 The ability of the Company to market oil and gas found in and produced on its properties will depend on many factors beyond its control, the effect of which cannot be accurately anticipated or predicted. These factors include, among others, the amount of domestic oil and gas production and foreign imports available from other sources, the capacity and proximity of pipelines, governmental regulations, and general market demand.

                  OIL. Any oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days' notice. The price paid by these purchasers is generally an established or "posted" price which is offered to all producers. All posted prices in the areas where the Company's properties are located are generally somewhat lower than the spot market prices, although there have been substantial fluctuations in crude oil prices in recent years.

                  The price of crude oil has decreased since the end of the conflict in the Persian Gulf in March 1991, dropping from a high of $28.50 per barrel in January 1991 to $13.50 in December 1993 and $22.50 in December 1996. As of March 20, 1997 the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $17.75 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent prices which the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

                  Beginning in January 1993, the Company began selling the majority of its crude oil production to Quaker State under the terms of the Quaker State Full Load Crude Oil Purchase Agreement. This agreement provided the Company with a $0.40 per barrel premium price for 80 net barrel minimum quantities and an $0.80 per barrel premium price for 160 net barrel minimum quantities. The term of the agreement was three years and included substantially all of the Company's Appalachian Basin oil production. The nature of the business has now made the provisions of this agreement customary for crude oil production purchased in the Appalachian Basin. As a result, the Company continues to receive pricing consistent with the terms of the agreement without a formal agreement in place.

                  NATURAL GAS. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. During the past several years, there has been a surplus of natural gas available for delivery to pipelines and other purchasers. This oversupply, reduced demand due to economic conditions and several mild winters have resulted in significant decreases in prices for natural gas throughout the U.S., including the Appalachian Basin. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. Certain of the wells acquired by the Company in the Exchange Offer have been subject to these limited, seasonal shut-ins and restrictions.

                  Prior to the execution of the East Ohio Contract (discussed below), EEI's historical practice had been to generally sell natural gas pursuant to various purchase contracts with a number of natural gas brokerage firms, pipeline companies or end-user customers. The provisions of these contracts, both as to term and price, varied significantly. The term of these contracts varied from short term, month-to-month arrangements up to the life of a particular well. Most of these natural gas purchase contracts were for a term of one year, expiring each October, and enabled the purchaser to renew the contracts for additional one-year terms during the fourth quarter of the year. Pricing provisions varied materially among the contracts.

                  The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of the Company's principal East Ohio Contracts at December 31, 1996 follows:

  Contract      Period      Termination     Number          Required             Shut-In           Limitation
    Date        Covered       Clause       of Wells         Purchases          Provisions          Provisions
   ------       -------      --------      --------         ---------          ----------          ----------
   9/3/91     11/91-10/01      11/97          449         275 days/year      Maximum of         May-Oct. - 50%
                                                                             60 days (Nov.-     of production
                                                                             April)             from prior 6
                                                                                                month period

   3/10/94     4/94-3/00       None            49         275 days/year      Maximum of         May-Oct. - 50%
                                                                             60 days (Nov.-     of production
                                                                             April)             from prior 6
                                                                                                month period

   8/10/94    11/94-10/00      None            28         Nov.-March         April-Oct.         Shut-in provisions





                                                       Net Price per MCF
            ------------------------------------------------------------------------------------------------------
                    Initially                                       Adjusted Prices
 Contract   ------------------------------------------------------------------------------------------------------
   Date     Nov.-April    May-Oct.   11/94-4/95   5/95-10/95    11/95-4/96    5/96-10/96    11/96-4/97  5/97-10/97
 --------   ----------    --------   ----------   ----------    ----------    ----------    ----------  ----------
   9/3/91       $2.85      $2.22       $3.34         $2.71         $2.84        $2.21        $3.31        $2.68

  3/10/94       $2.98      $2.28           No adjustment           $2.48        $1.78        $2.95        $2.25

  8/10/94       $3.08        N/A           No adjustment           $2.82          N/A        $3.55          N/A


                  As detailed above, the price paid for natural gas purchased under the East Ohio Contracts varies with the production period. Pricing under the East Ohio Contracts is adjusted annually (after the first adjustment), up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge. Additionally, the August 10, 1994 contract provides for a price cap equal to the quarterly GCR, which amounted to $3.87 and $2.82 in November 1996 and 1995, respectively.

                  In addition to the East Ohio Contracts described above, the Company has various short-term contracts (covering production from 45 gross wells at December 31, 1996) which have a primary term of 15 months or less. Twenty-four of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $2.65 to $2.95 per MCF. The remaining twenty-one wells are covered by a variable rate contract that provides for the sale of the Company's gas based on a monthly NYMEX settlement, with no floor price provisions, plus $.35 (April-October) or $.55 (November-March) per MCF (including transportation allowances). There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices."

                  For the year ended December 31, 1996, with the exception of The East Ohio Gas Company, which purchased approximately 83% of the Company's natural gas production in 1996, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that East Ohio will be the only material natural gas customer for 1997.

Seasonality
-----------

                  The East Ohio Contract (i) provides that certain wells can be shut-in for a period of time and (ii) limits the obligation of East Ohio to purchase natural gas during the May to October production period. These production restrictions, and the nature of the Company's business, result in seasonal fluctuations in the Company's revenue, with the Company receiving more income in the first and fourth quarters of its fiscal year.

Title to Properties
-------------------

                  As is customary in the oil and gas industry, the Company performs a limited investigation as to ownership of leasehold acreage at the time of acquisition and conducts a title examination and necessary curative work prior to the commencement of drilling operations on a tract. Title examinations have been performed for substantially all of the producing oil and gas properties owned by the Company with regard to (i) substantial tracts of land forming a portion of such oil and gas properties and (ii) the wellhead location of such properties. The Company believes that title to its properties is acceptable although such properties may be subject to royalty, overriding royalty, carried and other similar interests in contractual arrangements customary in the oil and gas industry. Also, such properties may be subject to liens incident to operating agreements and liens for current taxes not yet due, as well as other comparatively minor encumbrances.

Competition
-----------

                  The oil and gas industry is highly competitive in all its phases. The Company will encounter strong competition from major and independent oil companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many of the Company's competitors have financial resources, personnel and facilities substantially greater than those of the Company.

                  The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The continued period of reduced prices for oil and gas and the continued oversupply of domestic natural gas has resulted in a curtailment in exploration for and development of oil and gas properties.

                  There is also extensive competition in the market for gas produced by the Company. Increases in worldwide energy production capability and decreases in energy consumption as a result of conservation efforts have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, there have been reductions in oil and gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "Marketing" above.

                  In light of these developments, many producers have accepted prices that are lower than those previously prevailing to sell their production. As a consequence, gas prices, which were once effectively determined by government regulations, are now influenced largely by the effects of competition. Competitors in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies such as residual fuel oil.

Regulation of Oil and Gas Industry
----------------------------------

                  The exploration, production and sale of oil and natural gas are subject to numerous state and federal laws and regulations. Such laws and regulations govern a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, marketing, pricing and protection of the environment. Such regulations may restrict the rate at which the Company's wells produce oil and natural gas below the rate at which such wells could produce in the absence of such regulations. In addition, legislation and regulations concerning the oil and gas industry are constantly being reviewed and proposed. The States of Ohio and Pennsylvania, the states in which the Company owns properties and operates, have statutes and regulations governing a number of the matters enumerated above. Compliance with the laws and regulations affecting the oil and gas industry generally increases the Company's costs of doing business and consequently affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

                  The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the "FERC") under the Natural Gas Act of 1938 ("NGA"). The wellhead price of natural gas is also regulated by FERC under the authority of the Natural Gas Policy Act of 1978 ("NGPA"). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, FERC recently has proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority will be sold to The East Ohio Gas Company as discussed earlier.

                  As a result of the NGPA and the Decontrol Act, the Company's gas production is no longer subject to price regulation. Gas which has been removed from price regulation is subject only to that price contractually agreed upon between the producer and purchaser. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings originally prescribed by the NGPA. FERC recently has proposed and enacted several rules or orders concerning transportation and marketing of natural gas. In 1992, the FERC finalized Order 636, a rule pertaining to the restructuring of interstate pipeline services. This rule requires interstate pipelines to unbundle transportation and sales services by separately pricing the various components of their services, such as supply, gathering, transportation and sales. These pipeline companies are required to provide customers only the specific service desired without regard to the source for the purchase of the gas. Although the Partnership is not an interstate pipeline, it is likely that this regulation may indirectly impact the Partnership by increasing competition in the marketing of natural gas, possibly resulting in an erosion of the premium price historically available for Appalachian natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted.

                  Regulation of the production, transportation and sale of oil and gas by federal and state agencies has a significant effect on the Company and its operating results. Certain states have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning the spacing of wells.

Environmental Regulation
------------------------

                  The activities of the Company are subject to various federal, state and local laws and regulations designed to protect the environment. The Company does not conduct activities offshore. Operations of the Company on onshore oil properties may generally be liable for clean-up costs to the federal government under the Federal Clean Water Act for up to $50,000,000 for each incident of oil or hazardous pollution substance and for up to $50,000,000 plus response costs under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (Superfund) for hazardous substance contamination. Liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages with respect to claims by the state or private persons or entities. In addition, the Company is required by the Environmental Protection Agency to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters; and the Environmental Protection Agency will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals may also be needed with respect to waste-water discharges and air pollutant emissions. Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Such enforcement liabilities can result from prosecution by public or private entities.

                  Various state and governmental agencies are considering, and some have adopted, other laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

                  In addition, from time to time, prices for either oil or natural gas have been regulated by the federal government, and such price regulation could be reimposed at any time in the future.

Operating Hazards and Uninsured Risks
-------------------------------------

                  The Company's oil and gas operations are subject to all operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual formations and pressures, blow-outs, environmental pollution and personal injury. The Company maintains such insurance coverage as it believes to be appropriate taking into account the size of the Company and its operations. Losses can occur from an uninsurable risk or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact on the Company's revenues and earnings.

                  In certain instances, the Company may continue to engage in exploration and development operations through drilling programs formed with non-industry investors. In addition, the Company also will conduct a significant portion of its operations with other parties in connection with the drilling operations conducted on properties in which it has an interest. In these arrangements, all joint interest parties, including the Company, may be fully liable for their proportionate share of all costs of such operations. Further, if any joint interest party defaults on its obligations to pay its share of costs, the other joint interest parties may be required to fund the deficiency until, if ever, it can be collected from the defaulting party. As a result of the foregoing or similar oilfield circumstances, the Company could become liable for amounts significantly in excess of amounts originally anticipated to be expended in connection with such operations. In addition, financial difficulty for an operator of oil and gas properties could result in the Company's and other joint interest owners' interests in properties and the wells and equipment located thereon becoming subject to liens and claims of creditors, notwithstanding the fact that non-defaulting joint interest owners and the Company may have previously paid to the operator the amounts necessary to pay their share of such costs and expenses.

Conflicts of Interest
---------------------

                  The Partnership Agreement grants Everflow Management Company broad discretionary authority to make decisions on matters such as the Company's acquisition of or participation in a drilling prospect or a producing property. To limit Everflow Management Company's management discretion might prevent Everflow Management Company from managing the Company properly. However, because the business activities of the affiliates of Everflow Management Company on the one hand and the Company on the other hand are the same, potential conflicts of interest are likely to exist, and it is not possible to completely mitigate such conflicts.

                  The Partnership Agreement contains certain restrictions designed to mitigate, to the extent practicable, these conflicts of interest. The agreement restricts, among other things, (i) the cost at which the general partner or its affiliates may acquire properties from or sell properties to the Company; (ii) loans between the general partner, its affiliates and the Company, and interest and other charges incurred in connection therewith; and (iii) the use and handling of the Company's funds by the general partner.

Employees
---------

                 As of March 20, 1997, the Company (either directly or indirectly through EEI) had 27 full-time employees. These employees primarily are engaged in the following areas of business operations: six in land and lease acquisition, seven in field operations, seven in accounting, and seven in administration.

ITEM 2.         PROPERTIES.
---------------------------
                  Set forth below is certain information regarding the oil and gas properties of the Company.

                  In the following discussion, "gross" refers to the total acres or wells in which the Company has a working interest and "net" refers to gross acres or wells multiplied by the Company's percentage of working interests therein. Because royalty interests held by the Company will not affect the Company's working interests in its properties, neither gross nor net acres or wells reflects such royalty interests.

                  PROVED RESERVES.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 1996.

                                                              Oil (BBLS)                Gas (MCF)
                                                              ----------                ---------
                  Proved Developed                              912,000                41,015,000
                  Proved Undeveloped                                 -                         -
                                                                -------                ----------
                  Total                                         912,000                41,015,000
                                                                =======                ==========

                  ----------
                  (1) The Company has not determined proved reserves associated with its proved undeveloped acreage. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements (page F-21.)


                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.(1) The following table summarizes as of December 31, 1996, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                                                     (Thousands)
                                                                                    -------------
                  Future cash inflows from sales of oil and gas                     $     132,308
                  Future production and development costs                                  49,255
                  Future income tax expense                                                 2,171
                                                                                    -------------

                  Future net cash flows                                                    80,882
                  Effect of discounting future net cash flows
                      at 10% per annum                                                     30,375
                  Standardized measure of discounted future                         -------------
                      net cash flows                                                $      50,507
                                                                                    =============

                  ----------
                  (1) See the Notes to the Financial Statements for additional information (pages F-19 to F-23).

                  PRODUCTION. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                                               Average
                            Production                       Sales Price
                    ---------------------------         ----------------------         Average Lifting Cost
                    Oil (BBLS)        Gas (MCF)         per BBL        per MCF         per Equivalent MCF(1)
                    ----------        ---------         -------        -------         ------------------
     1996             112,000         4,264,000         $ 19.88        $ 2.78                 $ .44
     1995             107,000         4,259,000           16.68          2.86                   .41
     1994             107,000         4,342,000           15.79          3.04                   .37

----------
(1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).


                  PRODUCTIVE WELLS. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 1996.

                               Gross Wells                                  Net Wells
                    ----------------------------------------------------------------------------
                      Oil(1)     Gas (1)      Total             Oil (1)      Gas (1)      Total
                    ----------------------------------------------------------------------------
                       108         996        1,104               62           590         652

                    ----------
                    (1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.


                  ACREAGE. The Company had 52,357 gross developed acres and 30,692 net developed acres as of December 31, 1996. Developed acreage is that acreage assignable to productive wells. The Company had approximately 2,800 gross and net undeveloped acres as of December 31, 1996.

                  DRILLING ACTIVITY. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

                                                              Development Wells(1)
                                         --------------------------------------------------------------
                                                 Productive                             Dry
                                         ---------------------------        ---------------------------
                                           Gross              Net              Gross             Net
                                         ---------         ---------        ----------         --------
                    1996                     40             23.39                1               .23
                    1995                     49             30.19                -                -
                    1994                     32             22.30                -                -

                    ----------
                    (1)    All wells are located in the United States.  All wells are development wells; no exploratory wells were drilled.

                  PRESENT ACTIVITIES. The Company has drilled 7 gross and 4.22 net development wells since December 31, 1996. As of March 20, 1997, the Company had no gross or net wells in the process of being drilled.

                  DELIVERY COMMITMENTS. The Company entered into various East Ohio contracts with East Ohio which, subject to certain restrictions and adjustments, obligates East Ohio to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise more than 75% of the Company's net gas production.

ITEM 3.         LEGAL PROCEEDINGS
---------------------------------

                  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------

                  During the fourth quarter of the fiscal year ended December 31, 1996, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II
                                    -------

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

Market
------
                  There is currently no established public trading market for the Company's Units of Limited Partnership. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 1997, there were 6,379,941 Units of limited partnership interest held by 1,721 holders of record.

Distribution History.
---------------------

                  The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. Based upon the current number of Units outstanding, each quarterly distribution is expected to be approximately $806,000. The Company currently intends to make quarterly distributions in April, July and October 1997.

Repurchase Right.
-----------------

                  The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 26,958, 81,522 and 53,103 of its Units of limited partnership interest at a price of $4.55, $4.625 and $4.50 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 1994, 1995 and 1996, respectively. See Note 3 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6.         SELECTED FINANCIAL DATA
---------------------------------------

                                                                Year Ended December 31,
                                      ---------------------------------------------------------------------------
                                          1996             1995          1994             1993           1992
                                      ---------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . .   $14,557,405    $14,478,954     $15,363,555    $14,220,201    $14,694,927
Net Income . . . . . . . . . . . . .      4,227,854      5,247,086       5,915,578      4,966,312      4,407,618
Net Income Per Unit . . . . . . .               .65            .80             .90            .75            .66
Total Assets  . . . . . . . . . . . .    53,188,337     52,756,474      50,454,294     48,652,536     46,637,841
Long-term Debt(1). . . . . . . . .        4,405,834      4,718,207       3,800,000      4,500,000      4,200,000
Cash Distributions Per Unit . .                 .50            .50             .50            .50            .50

----------
(1)      Long-term debt includes that portion of indebtedness classified as current.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

GENERAL

                  The Company was organized in September 1990 as a limited partnership under the laws of the State of Delaware. Everflow Management Company, an Ohio general partnership, is the general partner of the Company. The Company was formed to engage in the business of oil and gas exploration and development through a proposed consolidation of the business and oil and gas properties of EEI, and the oil and gas properties owned by certain limited partnerships and working interest programs managed or operated by the Programs.

                  Effective February 15, 1991, pursuant to the Exchange Offer to acquire the EEI shares and the Interests in exchange for Units of the Company's limited partnership interest, the Company acquired the Interests and the EEI Shares and EEI become a wholly-owned subsidiary of the Company.

                  Everflow Management Company, the general partner of the Company, is a general partnership. The general partners of Everflow Management Company are EMC, three individuals who are currently directors and/or officers of EEI, David T. Matak, Thomas L. Korner and William A. Siskovic, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position
------------------

                  Working capital surplus of $2.9 million as of December 31, 1996 represented a $618 thousand increase from December 31, 1995 due primarily to increases in cash and equivalents and accounts receivable as of December 31, 1996 compared to December 31, 1995. In January 1995, the Company refinanced a previous credit facility with Bank One, Texas, National Association, providing for a new three-year revolving line of credit in the amount of $7,000,000. In December 1996, the revolving line of credit was extended for one year pursuant to the Second Amendment to the Credit Agreement. The Company paid down $4.8 million of long-term debt under the revolving credit facility during 1996, all of which was paid during the winter and spring months when cash flows from production were higher. The Company borrowed $4.4 million under the revolving credit facility during 1996. These borrowings were used to pay for the funding of the Company's investment in the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 53,103 Units at a price of $4.50 per Unit, or $239 thousand, on June 30, 1996. The Company also used its credit facility to make quarterly Cash Distributions during the summer and fall months. The Company expects to continue to pursue its long-term objective of developing oil and gas properties without jeopardizing the Company's ability to meet such commitments as a result of production restrictions caused by the seasonal nature of the Company's gas purchase agreements with The East Ohio Gas Company.

                  The following table summarizes the Company's financial position at December 31, 1996 and December 31, 1995:

         (Amounts in Thousands)                           December 31, 1996              December 31, 1995
                                                     ---------------------------    --------------------------
                                                           Amount         %               Amount         %
                                                     ---------------------------    --------------------------
         Working capital                                $    2,922        6%        $       2,305        5%
         Property and equipment (net)                       48,295       93                48,786       95
         Other                                                 406        1                   111        -
                                                            ------      ---                ------      ---
              Total                                     $   51,623      100%        $      51,202      100%
                                                            ======      ===                ======      ===

         Long-term debt                                 $    4,386        8%        $       4,707        9%
         Deferred income taxes                                 278        1                   288        1
         Partners' equity                                   46,959       91%               46,207       90
                                                            ------      ---                ------      ---
              Total                                     $   51,623      100%        $      51,202      100%
                                                            ======      ===                ======      ===

Cash Flows from Operating, Investing and Financing Activities
-------------------------------------------------------------

         The Company generated almost all of its cash sources from operating activities. During the years ended 1996 and 1995, cash provided by operations was used to fund the development of additional oil and gas properties and distributions to partners.

                  The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 1996 and 1995:


(Amounts in Thousands)                                        1996                                 1995
                                               ------------------------------------------------------------------
                                                   Dollars               %             Dollars                %
                                               ------------------------------------------------------------------
Operating Activities:
     Net income before adjustments             $       4,228            42%         $       5,247           48%
     Adjustments                                       5,921            58                  4,895           44
                                                  ----------    ----------             ----------     --------
     Cash flow from operations
       before working capital
       changes                                        10,149           100                 10,142           92
     Changes in working capital                   (      648)   (        6)                   478            4
                                                   ---------     ---------             ----------     --------
     Net cash provided by
       operating activities                            9,501            94                 10,620           96
Investing Activities:
     Proceeds received on receivables
       from officers and employees                       518             5                    557            5
     Advances disbursed to officers
       and employees                              (      477)   (        5)            (      609)   (       6)
     Purchase of property and
       equipment                                  (    5,509)   (       54)            (    8,304)   (      75)
     Proceeds on sale of property
       and equipment                                      68             1                     45            1
                                                  ----------    ----------             ----------     --------
     Net cash (used) by investing
       activities                                 (    5,400)   (       53)            (    8,311)   (      75)

Financing Activities:
     Distributions                                (    3,237)   (       32)            (    3,280)   (      30)
     Repurchase of Units                          (      239)   (        2)            (      377)   (       3)
     Long-term debt issuance                           4,500            44                  5,120           46
     Long-term debt repayments                    (    4,812)   (       48)            (    4,202)   (      38)
                                                   ---------     ---------              ---------     --------
     Net cash (used) by financing
       activities                                 (    3,788)   (       38)            (    2,739)   (      25)
                                                   ---------     ---------              ---------     --------
Increase (decrease) in cash
     and equivalents                                     313             3             (      430)   (       4)

Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

                  As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 1996 represented 100% of total cash sources as compared with 92% during the twelve months of 1995. Changes in working capital other than cash and equivalents decreased cash by $648 thousand and increased cash by $478 thousand during 1996 and 1995, respectively. The increase in accounts receivable at December 31, 1996 compared to December 31, 1995 is the result of higher gas prices and consequently, higher production revenues receivable as of December 31, 1996. Total production revenues receivable as of December 31, 1996 amounted to $2.2 million compared to $1.9 million at December 31, 1995 and $2.2 million at December 31, 1994. In addition, accounts receivable from officers and employees and joint venture partners decreased $64 thousand from $1,533 thousand in 1995 to $1,469 thousand in 1996.

                  The Company's cash flows used by investing activities decreased $2.9 million, or 35%, during 1996 as compared with 1995. The Company's cash flows used by investing activities increased $2.0 million, or 32%, during 1995 as compared with 1994. The primary reason for the decrease in cash flows used by investing activities in 1996 was the decrease in the purchase of property and equipment. The purchase of property and equipment decreased $2.8 million, or 34%, during 1996 as compared with 1995. The Company drilled and developed 23 net wells during 1996, compared with 30 net wells during 1995. The primary reason for the increase in 1995 was due to the Company's increased activity in the purchase of property and equipment. The purchase of property and equipment increased $2.0 million, or 32%, during 1995 as compared with 1994. The Company drilled and developed 30 net wells during 1995, compared with 22 net wells in 1994.

                  The Company's cash flows used by financing activities increased $1.0 million, or 38%, during 1996 as compared with 1995. The primary reason for this increase was that payments on long-term debt increased $611 thousand to $4.8 million during 1996, and proceeds from the issuance of long-term debt decreased $620 thousand to $4.5 million during 1996. The Company had a decrease in the repurchase of Units pursuant to the Repurchase Right of $138 thousand during 1996. The Company's cash flows used by financing activities decreased $1.4 million, or 34%, during 1995 as compared with 1994. The primary reason for this decrease was that payments on long-term debt decreased $1.1 million to $4.2 million during 1995, and proceeds from the issuance of long-term debt increased $520 thousand to $5.1 million during 1995. The Company did, however, have an increase in the repurchase of Units pursuant to the Repurchase Right of $254 thousand during 1995.

                  The Company's ending cash and equivalents balance of $739 thousand at December 31, 1996, as well as ongoing monthly operating cash flows should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 1997. The Company has paid a quarterly distribution every quarter since July 1991. Total cash distributions are estimated to be $806 thousand per quarter ($.125 per Unit).

                  Capital expenditures for the development of oil and gas properties in the Company and the acquisition of undeveloped leasehold acreage continue to be ongoing priorities of the Company. The Company drilled or participated in the drilling of an additional 40 drillsites in 1996. The Company's share of these drillsites amounts to 23 net developed wells. The Company also made prepayments of intangible drilling costs on 1 gross and .82 net wells to be drilled by March 31, 1997. Proved reserves associated with the prepaid well have not been determined. The Company's share of proved gas reserves has increased by 957 thousand MCF's, or 2%, between December 31, 1995 and 1996, while proved oil reserves have increased by 80 thousand barrels, or 10%, between December 31, 1995 and 1996. The Company continues to develop primarily natural gas fields, as represented by the discovery of 3.7 million MCF's of natural gas versus 119 thousand barrels of crude oil during 1996. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves increased by $8.7 million between December 31, 1995 and 1996. The primary reasons for this increase was a significant increase in 1996 natural gas and oil prices and upward revision of previous gas and oil reserve estimates. Management of the Company believes the Company should be able to drill or participate in the drilling of 20 to 30 net wells each year for the next few years. Management believes it is necessary to meet this annual objective in order to maintain its reserve base. At the point where the Company can no longer generate adequate and sufficient drillsite locations, debt reductions and/or additional distributions to partners may be made by the Company at the discretion of management.

                  The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and substracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 53,103, 81,522 and 26,958 Units during 1996, 1995 and 1994 pursuant to the Repurchase Right at a price of $4.50, $4.625 and $4.55 per Unit, respectively. The Company borrowed against its credit facility to meet such obligations and would expect to do so again in 1997. The Repurchase Right to be conducted in 1997 will result in Unitholders being offered a price of $5.21 per Unit. The Company estimates it would need to borrow $3.3 million in the event the 1997 Offering pursuant to the Repurchase Right is fully subscribed.

                  In the fall of 1996, there was a significant increase in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments should increase the Company's cash flows from operations during 1997, assuming similar production levels.

RESULTS OF OPERATIONS

                  The following table and discussion is a review of the results of operations of the Company for the twelve months ended December 31, 1996, 1995 and 1994. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                            Year Ended December 31,
                                                                 --------------------------------------------
                                                                   1996              1995              1994
                                                                 --------------------------------------------
Revenues:
     Oil and gas sales                                               97%              96%               97%
     Well management and operating                                    3                4                 3
     Other                                                            -                -                 -
                                                                    ---              ---              ----
         Total Revenues                                             100              100               100
Expenses:
     Production costs                                                15               14                12
     Well management and operating                                    1                2                 2
     Depreciation, depletion and amortization                        35               34                33
     Abandonment and write down
         of oil and gas properties                                    5                1                 1
     General and administrative                                      13               13                14
     Other                                                            2                1                 1
     Income taxes                                                     -            (   1)           (    1)
                                                                    ---             ----             -----
         Total Expenses                                              71               64                62
                                                                    ---             ----               ---
Net income                                                           29%              36%               38%
                                                                    ===              ===               ===


                  Revenues for the year ended December 31, 1996 increased $78 thousand, or 1%, compared to the same period in 1995. Revenues for the year ended December 31, 1995 decreased $885 thousand, or 6%, compared to the same period in 1994. These changes were due primarily to changes in oil and gas sales between the periods involved.

                  Oil and gas sales increased $109 thousand, or 1%, from 1995 to 1996. The primary reason for this increase in oil and gas sales between 1995 and 1996 was an increase in oil production and oil prices. Effective with the November 1996 production period, the price received for natural gas under the majority of these agreements was increased by $.47 per MCF pursuant to the terms of the gas purchase agreements with The East Ohio Gas Company. In addition, the Company's gas production increased by 5 thousand MCF from 1995 to 1996. Oil and gas sales decreased $915 thousand, or 6%, from 1994 to 1995. The primary reasons for the decrease in oil and gas sales between 1994 and 1995 were that the gas purchase agreement with The East Ohio Gas Company brought the Company a lower gas price for the majority of the Company's wells and natural gas production decreased by 83 thousand MCF from 1994 to 1995. The impact of lower gas prices and decreased gas production was reduced by the fact that oil prices were slightly higher during 1995 compared to 1994.

                  Production costs increased $160 thousand, or 8%, between 1995 and 1996. The primary reasons for this increase include increased operating costs relating to older wells and the Company's increasing costs due to placing newly drilled wells into production. Depreciation, depletion and amortization increased $257 thousand, or 5%, between 1995 and 1996. This increase was the result of an increase in wells placed into production and the downward revision of reserve estimates on certain properties. Production costs increased $197 thousand, or 11%, and depreciation, depletion and amortization decreased $142 thousand, or 3%, between 1994 and

1995. The increase in oil and gas production and sales and operating costs associated with new wells drilled are the primary reasons for the increase in production costs from 1994 to 1995.

                  Well management and operating revenues decreased $33 thousand, or 7%, from 1995 to 1996. Well management and operating costs decreased $78 thousand, or 27%, from 1995 to 1996. The reason for these decreases was due to the purchase of oil and gas properties by the Company which previously were only operated by the Company. This purchase during 1996 decreased the third party share of oil and gas properties managed and operated by the Company. Well management and operating revenues increased $29 thousand, or 6%, from 1994 to 1995. Well management and operating costs increased $4 thousand, or 1%, from 1994 to 1995.

                  Abandonments and write downs of oil and gas properties increased $534 thousand between 1995 and 1996. This increase was attributable to the write down of oil and gas properties, abandonments of oil and gas properties and leasehold impairments. During 1996, the Company wrote down oil and gas properties by approximately $262,000 to provide for impairment on certain of its oil and gas properties. Additionally, in 1996, the Company wrote off approximately $210,000 of costs associated with an unsuccessful and abandoned water flood project. Abandonments of oil and gas properties decreased $60 thousand between 1994 and 1995. Abandonments of oil and gas properties during 1994 and 1995 were attributable to leasehold impairment provisions and abandonment of wells during such periods.

                  General and administrative expenses decreased $37 thousand, or 2%, between 1995 and 1996, while they decreased $221 thousand, or 10%, between 1994 and 1995. These decreases in general and administrative expenses are a result of the continued reduction in administrative costs associated with the consolidated structure of the Company since the Exchange Offer. Management believes the Company can maintain the current level of overhead and related expenses.

                  Net other expenses increased $81 thousand between 1995 and 1996, while increasing $17 thousand between 1994 and 1995. The increase between 1995 and 1996 was primarily attributable to increases in interest expense and the loss on sale of oil and gas properties. Interest expense increased due to an increase in the average outstanding debt relating to the Company's revolving credit facility and additional interest expense as a result of the Company's mortgage notes. The increase between 1994 and 1995 was primarily attributable to higher interest rates during 1995 compared to 1994. The weighted average interest rate during 1995 was 9.0% compared to 7.2% during 1994.

                  Income tax expense attributable to EEI increased $180 thousand between 1995 and 1996 and decreased $10 thousand between 1994 and 1995. The increase is due to the effect of timing adjustments as they relate to the taxable income of EEI. The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss allocable to EEI, is allocated directly to its respective partners.

                  Net income decreased $1,019 thousand, or 19%, between 1995 and 1996. The decrease resulted from increased costs, including production costs, depreciation, depletion and amortization, abandonment and write down costs and income tax expense. Net income decreased $668 thousand, or 11%, between 1994 and 1995. Revenues were lower due to a decrease in oil and gas sales. Net income represented 29%, 36% and 38% of total revenues during the years ended December 31, 1996, 1995 and 1994, respectively.

NEW ACCOUNTING STANDARD

                  In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Everflow adopted SFAS 121 in the first quarter of 1996 and utilizes a field by field basis for assessing impairment of its oil and gas properties. The impact of adopting SFAS 121 was not material to the Company's financial position or results of operation.

INFLATION AND CHANGES IN PRICES

                  While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin during the Persian Gulf crisis ranged from a low of $18.00 per barrel on July 30, 1990 to a high of $37.50 per barrel on October 13, 1990. The price of oil in the Appalachian Basin more recently has ranged from a low of $13.50 per barrel in late 1993 and early 1994 to a high of $23.50 in January 1997. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since only 16% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 1996 are comprised of oil reserves.

                  The various gas purchase agreements with The East Ohio Gas Company negotiated since 1991 had provided an increase in the average gas price obtained from the Company's natural gas sales through 1994. The average price of gas during 1994 and 1993 amounted to $3.04 and $2.80 per MCF, respectively, a $0.24 and $0.12 increase over 1993 and 1992. The amount of the annual price adjustment applicable to the first price adjustment in the Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company beginning November 1993 was an increase of $.55 per MCF. The amount of the annual price adjustment beginning November 1994 was a decrease of $.06 per MCF. These adjustments were based on 80% of the increase or decrease in The East Ohio Gas Company's Gas Cost Recovery rates ("GCR") as specified in the contracts. The average price of gas during 1995 amounted to $2.86 per MCF, an $.18 decrease compared to 1994. The November 1995 annual price adjustment was a decrease of $.50 per MCF. The average price of gas during 1996 amounted to $2.78 per MCF, a $.08 decrease compared to 1995. The November 1996 annual price adjustment was an increase of $.47 per MCF.

                  The Company's Standardized Measure of Discounted Future Net Cash Flows increased by $8.7 million from December 31, 1995 to December 31, 1996 and decreased by $3.1 million from December 31, 1994 to December 31, 1995. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included on page F-22 of the Company's consolidated financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

                  See attached pages F-1 to F-23.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

                  Not applicable.

                                    PART III
                                    --------

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------------

                  The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Company, an Ohio general partnership formed in September 1990 to act as the Company's General Partner. The general partners of Everflow Management Company as of March 20, 1995 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner, William A. Siskovic and David T. Matak, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

                  EMC is the Managing General Partner of Everflow Management Company. EMC was formed in September 1990 to act as the Managing General Partner of Everflow Management Company. EMC is owned by the other general partners of Everflow Management Company and EMC currently has no employees, but as Managing General Partner of Everflow Management Company, makes all management and business decisions on behalf of Everflow Management Company and thus on behalf of the Company.

                  EEI has continued its separate existence and provides general, administrative, management and leasehold functions for the Company. Personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions have become employed directly by the Company and discharge the same functions on behalf of the Company. All of EEI's outstanding shares are owned by the Company.

                  DIRECTORS AND OFFICERS OF EEI AND EMC. The executive officers and directors of EEI and EMC as of March 20, 1997 are as follows:

                                                         Positions and                    Positions and
         Name                         Age              Offices with EEI                 Offices with EMC
------------------------              ---          --------------------------       -------------------------
Robert F. Sykes                       73           Chairman of the Board            Chairman of the Board
                                                                                    and Director

Thomas L. Korner                      43           President and Director           President and Director

David A. Kidder                       58           Treasurer                        None

David T. Matak                        38           Vice President/Land              Vice President and
                                                                                    Director

William A. Siskovic                   41           Vice President, Secretary,       Vice President, Secretary-
                                                   Principal Financial and          Treasurer, Principal
                                                   Accounting Officer and           Financial and Accounting
                                                   Director                         Officer and Director

All directors of EEI are elected to serve by the Company, which is EEI's sole shareholder. All officers of EEI serve at the pleasure of the Board of Directors. Directors and officers of EEI receive no compensation or fees for their services to EEI or their services on behalf of the Company.

                  All directors and officers of EMC hold their positions with EMC pursuant to a shareholders' agreement among EMC and such directors and officers. The shareholders agreement controls the operation of EMC, provides for changes in share ownership of EMC, and determines the identity of the directors and officers of EMC as well as their replacement.

ROBERT F. SYKES has been a Director of EEI since March 1987 and Chairman of the Board since May 1988. Mr. Sykes is the Chairman of the Board and a Director of EMC and has served in such capacities since its formation in September 1990. He was the Chairman of the Board of Sykes Datatronics, Inc., Rochester, New York, from its organization in 1986 until his resignation in January 1989. Sykes Datatronics, Inc. is a manufacturer of telephone switching equipment. Mr. Sykes also served as President and Chief Executive Officer of Sykes Datatronics, Inc. from 1968 until October 1983 and from January 1985 until October 1985. Mr. Sykes also has been a Director of Voplex, Inc., Rochester, New York, a manufacturer of plastic products, since 1980 and a Director of ACC Corp., a long distance telephone company, since 1988.

THOMAS L. KORNER has been President of EEI and EMC since November 1995 and the President and Treasurer of Everflow Nominee. Mr. Korner is also a Director of EMC and has served in such capacity since its formation in September 1990. He served as Vice President and Secretary of EEI from April 1985 to November 1995 and as Vice President and Secretary of EMC from September 1990 to November 1995. He served as the Treasurer of EEI from June 1982 to June 1986. Mr. Korner supervises and oversees all aspects of EEI's business, including oil and gas property acquisition, development, operation and marketing. Prior to joining EEI in June 1982, Mr. Korner was a practicing certified public accountant with Hill, Barth and King, certified public accountants, and prior to that with Arthur Andersen & Co., certified public accountants. He has a Business Administration Degree from Mt. Union College.

DAVID A. KIDDER has been the Treasurer of EEI since June 1986 and has been employed by EEI since April 1985. From 1983 to 1985, he was Treasurer of LGM Corporation, Columbus, Ohio, an oil and gas service company; from 1982 to 1983, he was Treasurer of OPEX, Inc., Columbus, Ohio, a producer of oil and gas; and from 1980 to 1981, he was Treasurer of United Petroleum, Inc., Columbus, Ohio, a producer of oil and gas. From 1973 to 1980, Mr. Kidder was involved in the oil and gas industry in various financial and accounting capacities. Prior to that time, Mr. Kidder practiced as a certified public accountant with Coopers & Lybrand, certified public accountants. Mr. Kidder has a Bachelor of Arts Degree in Accounting from the University of Cincinnati.

DAVID T. MATAK has been Vice President of EEI since July 1987. He is primarily responsible for the exploration and development activities of EEI. Mr. Matak is a Vice President and a Director of EMC and has served in such capacities since its formation in September 1990. From September 1982 to June 1984, Mr. Matak served as a teaching assistant in the Geology Department of the University of Akron and worked on the Clinton Research Project at the university. From March 1984 to July 1986, Mr. Matak was a geologist with Gasearch, Inc., Girard, Ohio, where he logged and evaluated over 200 wells and evaluated and reviewed all locations to be drilled by Gasearch, Inc. Mr. Matak has a Bachelor of Science Degree in Biology and Geology from Mt. Union College and a Masters Degree in Geology from the University of Akron.

WILLIAM A. SISKOVIC has been a Vice President of EEI since January 1989. Mr. Siskovic is a Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a Director of EMC. He has served as Principal Financial Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. He is responsible for the financial operations of the Company and EEI. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company. From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm's oil and gas consulting practice in the Cleveland, Ohio, office. From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer. He has a Business Administration Degree in Accounting from Cleveland State University.

                  SECTION 16 DISCLOSURE. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% Unitholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                  Based solely on review of the copies of such forms furnished to the Company, the Company believes that for all of 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.        EXECUTIVE COMPENSATION
--------------------------------------

                  As a limited partnership the Company has no executive officers or directors, but is managed by Everflow Management Company, the General Partner of the Company. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

                  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, of those persons who were, at December 31, 1996: (i) the chief executive officer; and (ii) the other two most highly compensated executive officers of the Company. The Chief Executive Officer and such other executive officers are hereinafter referred to collectively as the "Named Executive Officers."


                                                   SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                   -------------------------------------------------------
                                                                                   Other
                                                                                   Annual            All Other
          Name and                                                                 Compen-            Compen-
     Principal Position            Year           Salary             Bonus        sation  (1)          sation  (2)
     ------------------            ----           ------             -----      ----------          -----------
Thomas L. Korner                   1996              71,250          75,500          2,190            26,846(3)
President                          1995              45,000          33,000          3,236            30,653(3)
                                   1994              45,000          50,000          4,823            26,982(3)

David T. Matak                     1996              73,000          95,500          1,241            28,530(4)
Vice President                     1995              52,000          75,000          3,636            32,798(4)
                                   1994              50,250          88,000          5,418            29,606(4)

William A. Siskovic                1996              75,625          65,500          2,073            17,996(5)
Vice President and                 1995              62,500          28,500          2,136            20,007(5)
Principal Financial and            1994              62,500          40,000          2,596            16,320(5)
Accounting Officer


----------
No Named Executive Officer received personal benefits or perquisites during 1996, 1995 and 1994 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1)      Includes payments to cover certain executive's taxes.
(2) Includes amounts received from participation in certain overriding royalty interest arrangements organized by EEI. Also includes amounts contributed under the Company's 401(K) Retirement Savings Plan. The Company matched an employee's contribution to the 401(K) Retirement Savings Plan to the extent of 50% of the first 6% of a participant's salary reduction. The amounts attributable to the Company's matching contribution vest immediately.
(3) Includes amounts received by Thomas L. Korner from participation in certain overriding royalty interest arrangements organized by EEI of $22,602, $28,280 and $24,387 in 1996, 1995 and 1994, respectively.
(4) Includes amounts received by David T. Matak from participation in certain overriding royalty interest arrangements organized by EEI of $24,365, $30,518 and $27,247 in 1996, 1995 and 1994, respectively.
(5) Includes amounts received by William A. Siskovic from participation in certain overriding royalty interest arrangements organized by EEI of $13,762, $17,247 and $13,214 in 1996, 1995 and 1994, respectively.

Everflow Management Company, EMC and the general partners do not receive any separate compensation or reimbursement for their management efforts on behalf of the Company. All direct and indirect costs incurred by the Company are borne by Everflow Management Company as General Partner of the Company and the Unitholders as Limited Partners of the Company in proportion to their respective interest in the Company. The general partners are not entitled to any fees or other compensation as a result of the acquisition or operation of oil and gas properties by the Company. The general partners, in their individual capacities, are not entitled to share in distributions from or income of the Company on an ongoing basis, upon liquidation or otherwise. The general partners only share in the revenues, income and distributions of the Company indirectly through their ownership of Everflow Management Company, as the General Partner of the Company. Everflow Management Company is entitled to share in the income and expense of the Company on the basis of its interests as the General Partner of the Company. Everflow Management Company contributed Interests (as defined and described in "Item 1. Business" above) with an Exchange value of $670,980 for its interest as a general partner in the Company.

                  None of the officers of EEI or EMC has an employment agreement with either EEI or EMC.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------
                  Everflow Management Company is a general partnership of which EMC, an Ohio corporation is the Managing General Partner. The general partners of Everflow Management Company are Thomas L. Korner, William A. Siskovic and David T. Matak, all of whom are directors or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The general partners and their affiliates currently hold (in addition to Everflow Management Company's interest as a general partner of the Company) 1,318,365 Units, representing approximately 21% of the outstanding Units.

                  Everflow Management Company, as General Partner of the Company, owns a 1.03% general partner's interest in the Company.

                  The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 1997 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of the Company; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of Everflow Management Company, and (ii) the ownership of EMC.

                  BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                       EVERFLOW MANAGEMENT COMPANY AND EMC

                                                                                   Percentage
                                                                                   Interest in
                                                                Percentage          Everflow         Percentage
              Name                             Units             of Units          Management        Interest in
             of Holder                      in Company         in Company(1)       Company(2)           EMC
---------------------------------           ----------         -------------       ----------         -----
Robert F. Sykes(3)                           1,062,854           16.66                57.1429          57.1429
Estate of Joseph W. Baschnagel                 546,716            8.57                     -                -
Thomas L. Korner                               135,504            2.12                14.2857          14.2857
David T. Matak                                  74,029            1.16                14.2857          14.2857
William A. Siskovic                             45,978             .72                14.2857          14.2857
All officers and directors as
   a group (4 persons in
   Everflow Management
   Company)                                  1,318,365           20.66               100.0000         100.0000

----------
(1) Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) Everflow Management Company (based on Everflow Management Company's 1.04% general partner's interest in the Company) or (ii) EMC (based on EMC's 1% managing general partner's interest in Everflow Management Company).
(2) Includes the interest in Everflow Management Company owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC's 1% managing general partner's interest in Everflow Management Company.
(3) Includes 739,245 Units held by Sykes Associates, a New York limited partnership comprised of Mr. Sykes and his wife as general partners and four adult children as limited partners. On January 1, 1994, Mr. Sykes transferred 323,609 Units of the Company held in his name to Robert F. Sykes Annuity Trust (162,462 Units) and Catherine Sykes Annuity Trust (161,147 Units). Mr. Sykes has pledged all Units held by Sykes Associates to Central Trust Company of Rochester, New York.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------

                  In the past, certain officers, directors and more than 10% Unitholders of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as unrelated investors. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company's management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors. Frequently, EEI loaned its officers the funds necessary to participate in the drilling and development of such wells. The loans are secured by the interests in the oil and gas properties. Such loans currently accrue interest at the rate of 1% over the prime rate per annum. As of December 31, 1996, the aggregate outstanding balance of such indebtedness was approximately $543,000, with Thomas L. Korner, David T. Matak and William A. Siskovic owing $181,000, $187,000 and $175,000, respectively.

                  Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners.


                                     PART IV
                                     -------

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(a)    (1)        Financial Statements
                  --------------------

                  The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                            Page(s)
                                                                            -------
Auditors' Report on Audited Financial Statements                              F-3
       Balance Sheets                                                      F-4 - F-5
       Statements of Income                                                   F-6
       Statements of Partners' Equity                                         F-7
       Statements of Cash Flows                                            F-8 - F-9
       Notes to Financial Statements                                      F-10 - F-23

(a)    (2)        Financial Statements Schedules
                  ------------------------------

                  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)    (3)        Exhibits
                  --------

                  See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

(b) On October 22, 1996, the Registrant filed a current report on Form 8-K relating to pricing adjustments under the Company's Agreements with The East Ohio Gas Company.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:      EVERFLOW MANAGEMENT COMPANY,
         General Partner
By:      EVERFLOW MANAGEMENT CORPORATION,
         Managing General Partner



By:      /s/Robert F. Sykes                             Director                                   March  24 , 1997
         --------------------------------------------                                                    ----
         Robert F. Sykes



By:      /s/Thomas L. Korner                            President and Director                     March  24 , 1997
         --------------------------------------------                                                    ----
         Thomas L. Korner



By:      /s/William A. Siskovic                         Vice President,                            March  24 , 1997
         --------------------------------------------   Secretary-Treasurer                              ----
         William A. Siskovic                            and Director (principal
                                                        financial and accounting
                                                        officer)



By:      /s/David T. Matak                              Vice President and                         March  24 , 1997
         --------------------------------------------   Director                                         ----

         David T. Matak

                                  Exhibit Index
                                  -------------

    Exhibit No.                                 Description                                               Page
    -----------                                 -----------                                               ----
        4.1              Certificate of Limited Partnership of the Registrant                              (1)
                         dated September 13, 1990, as filed with the Delaware
                         Secretary of State on September 14, 1990

        4.2              Form of Agreement of Limited Partnership of the                                   (1)
                         Registrant

        4.3              General Partnership Agreement of Everflow                                         (1)
                         Management Company

        4.4              Articles of Incorporation of Everflow Management                                  (1)
                         Corporation

        4.5              Code of Regulations of Everflow Management                                        (1)
                         Corporation

        4.6              Shareholders Agreement for Everflow Management                                    (1)
                         Corporation

        4.7              Third Amended and Restated Loan Agreement,                                        (2)
                         dated as of May 1, 1991 between Everflow
                         Eastern, Inc., the Registrant and the banks listed
                         therein, with National Bank of Detroit as Agent

        4.8              First Amendment to Third Amended and Restated                                     (5)
                         Loan and Security Agreements dated July 1, 1993,
                         between Everflow Eastern, Inc. and Everflow Eastern
                         Partners, L.P. and the banks listed therein, with
                         National Bank of Detroit as Agent

        4.9              Revolving Credit Note to First Amendment to Third                                 (5)
                         Amended and Restated Loan and Security Agreement
                         dated as of July 1, 1993

        4.10             Credit Agreement dated January 19, 1995 between                                   (8)
                         Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.
                         and Bank One, Texas, National Association

        4.11             Amendment to Credit Agreement dated February 23, 1996                              57
                         between Everflow Eastern, Inc. and Everflow Eastern
                         Partners, L.P. and Bank One, Texas, National Association

        4.12             Second Amendment to Credit Agreement dated December 30,                            59
                         1996 between Everflow Eastern, Inc. and Everflow Partners,
                         L.P. and Bank One, Texas, National Association

    Exhibit No.                                 Description                                               Page
    -----------                                 -----------                                               ----
       10.1              Lease Agreement dated June 30, 1984 by and                                        (1)
                         between Village Green Associates, Inc. and
                         Everflow Eastern, Inc.

       10.2              Gas Purchase Agreement dated September 3, 1991                                    (3)
                         by and between the Registrant and The East Ohio
                         Gas Company

       10.3              Intermediate Term Adjustable Price Gas Purchase                                   (4)
                         Agreement, contract #10342, dated October 9, 1992,
                         between The East Ohio Gas Company and Everflow
                         Eastern Partners, L.P.

       10.4              Quaker State Full Load Crude Oil Purchase Agreement                               (4)
                         Dated January 13, 1993, between Quaker State Oil
                         Refining corporation and Everflow Eastern Partners, L.P.

       10.5              Intermediate Term Adjustable Gas Purchase Agreement,                              (6)
                         Contract #10461, dated March 10, 1994, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.6              Intermediate Term Adjustable Gas Purchase Agreement,                              (7)
                         Contract #10515, dated August 10, 1994, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.7              Operating facility lease dated October 3, 1995 between                            (9)
                         Everflow Eastern Partners, L.P. and A-1 Storage of
                         Canfield, Ltd.

       10.8              Intermediate Term Adjustable Gas Purchase Agreement,                             (11)
                         Contract #11245, dated May 29, 1996, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.9              Intermediate Term Adjustable Gas Purchase Agreement,                             (11)
                         Contract #11285, dated May 29, 1996, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.10             One Year Term Gas Purchase Agreement dated August 1,                             (12)
                         1996, between Everflow Eastern Partners, L.P. and
                         JDS Energy Corporation

       10.11             One Year Term Gas Purchase Agreement dated January 20,                             60
                         1997, between Everflow Eastern Partners, L.P. and
                         JDS Energy Corporation

       22.1              Subsidiaries of the Registrant                                                   (10)

----------

(1) Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1991.

(3) Incorporated herein by reference to the appropriate exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-19279).

(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-19279).

(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1993.

(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1994.

(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994.

(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19279).

(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995.

(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended June 30, 1996.

(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996.

                        EVERFLOW EASTERN PARTNERS, L. P.

                       1996 CONSOLIDATED FINANCIAL REPORT

                        EVERFLOW EASTERN PARTNERS, L. P.

                                    CONTENTS



 -----------------------------------------------------------------------------

                                                                    Page
                                                                    ----
AUDITORS' REPORT ON THE FINANCIAL STATEMENTS                        F-3

FINANCIAL STATEMENTS
    Consolidated balance sheets                                  F-4 - F-5
    Consolidated statements of income                               F-6
    Consolidated statements of partners' equity                     F-7
    Consolidated statements of cash flows                        F-8 - F-9
    Notes to consolidated financial statements                   F-10 - F-23

                          Independent Auditors' Report
                          ----------------------------


To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio


         We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                  HAUSSER + TAYLOR



Cleveland, Ohio
March 13, 1997

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995
                           --------------------------

                                                                  1996          1995
                                                                  ----          ----
        ASSETS
        ------
CURRENT ASSETS
  Cash and equivalents                                       $   739,370   $   426,743
  Accounts receivable:
    Production                                                 2,195,525     1,823,044
    Officers and employees                                       929,457       969,609
    Joint venture partners                                       539,852       564,034
  Other                                                           82,824        75,899
                                                             -----------   -----------
       Total current assets                                    4,487,028     3,859,329

PROPERTY AND EQUIPMENT
  Proved properties (successful efforts accounting method)    98,321,815    95,362,378
  Pipeline and support equipment                                 451,971       426,500
  Corporate and other                                          1,025,175       806,370
                                                             -----------   -----------
                                                              99,798,961    96,595,248
  Less accumulated depreciation, depletion, amortization
    and write down                                            51,503,495    47,809,014
                                                             -----------   -----------
                                                              48,295,466    48,786,234

OTHER ASSETS                                                     405,843       110,911
                                                             -----------   -----------

                                                             $53,188,337   $52,756,474
                                                             ===========   ===========

The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995
                           --------------------------

                                                                  1996          1995
                                                                  ----          ----
        LIABILITIES AND PARTNERS' EQUITY
        --------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                           $    19,600   $    11,700
  Accounts payable                                              1,246,050     1,243,830
  Accrued expenses                                                298,980       299,059
                                                              -----------   -----------
        Total current liabilities                               1,564,630     1,554,589

LONG-TERM DEBT                                                  4,386,234     4,706,507

DEFERRED INCOME TAXES                                             278,000       288,000

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE
  RIGHT
    Authorized - 8,000,000 units
    Issued and outstanding - 6,379,941 and 6,433,044 units,
      respectively                                             46,471,094    45,731,442

GENERAL PARTNER'S EQUITY                                          488,379       475,936
                                                              -----------   -----------
        Total partners' equity                                 46,959,473    46,207,378
                                                              -----------   -----------

                                                              $53,188,337   $52,756,474
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1996, 1995 and 1994
                  --------------------------------------------

                                                      1996            1995            1994
                                                      ----            ----            ----
REVENUES
  Oil and gas sales                               $ 14,078,491    $ 13,969,378    $ 14,884,027
  Well management and operating                        474,851         507,873         478,609
  Other                                                  4,063           1,703             919
                                                  ------------    ------------    ------------
                                                    14,557,405      14,478,954      15,363,555

DIRECT COST OF REVENUES
  Production costs                                   2,192,349       2,032,706       1,835,432
  Well management and operating                        207,951         286,206         282,615
  Depreciation, depletion and amortization           5,155,681       4,898,667       5,040,940
  Abandonment and write down of oil and gas
    properties                                         671,992         137,587         197,691
                                                  ------------    ------------    ------------
        Total direct cost of revenues                8,227,973       7,355,166       7,356,678

GENERAL AND ADMINISTRATIVE EXPENSE                   1,870,646       1,907,188       2,128,504
                                                  ------------    ------------    ------------
        Total cost of revenues                      10,098,619       9,262,354       9,485,182
                                                  ------------    ------------    ------------

INCOME FROM OPERATIONS                               4,458,786       5,216,600       5,878,373

OTHER INCOME (EXPENSE)
  Interest income                                       78,668          71,516          49,308
  Interest expense                                    (262,659)       (218,496)       (193,279)
  (Loss) gain on sale of property and equipment        (56,941)        (12,534)          1,176
                                                  ------------    ------------    ------------
                                                      (240,932)       (159,514)       (142,795)
                                                  ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                           4,217,854       5,057,086       5,735,578

PROVISION (CREDIT) FOR INCOME TAXES
  Current                                                   --              --         (43,000)
  Deferred                                             (10,000)       (190,000)       (137,000)
                                                  ------------    ------------    ------------
                                                       (10,000)       (190,000)       (180,000)
                                                  ------------    ------------    ------------

NET INCOME                                        $  4,227,854    $  5,247,086    $  5,915,578
                                                  ============    ============    ============


Allocation of Partnership Net Income
  Limited Partners                                $  4,184,053    $  5,193,251    $  5,855,417
  General Partner                                       43,801          53,835          60,161
                                                  ------------    ------------    ------------
                                                  $  4,227,854    $  5,247,086    $  5,915,578
                                                  ============    ============    ============


Earnings per unit                                 $        .65    $        .80    $        .90
                                                  ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Years Ended December 31, 1996, 1995 and 1994
                  --------------------------------------------


                                                      1996            1995            1994
                                                      ----            ----            ----
PARTNERS' EQUITY - JANUARY 1                     $ 46,207,378    $ 44,617,973    $ 42,122,626


  Net income                                        4,227,854       5,247,086       5,915,578


  Cash distributions ($.50 per unit each year)     (3,236,795)     (3,280,642)     (3,297,572)


  Purchase and retirement of Units                   (238,964)       (377,039)       (122,659)
                                                 ------------    ------------    ------------

PARTNERS' EQUITY - DECEMBER 31                   $ 46,959,473    $ 46,207,378    $ 44,617,973
                                                 ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 1996, 1995 and 1994
                 --------------------------------------------

                                                             1996            1995            1994
                                                             ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  4,227,854    $  5,247,086    $  5,915,578
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization             5,202,435       4,935,223       5,073,804
      Abandonment and write down of oil and gas
        properties                                           671,992         137,587         197,691
      Loss (gain) on sale of property and equipment           56,941          12,534          (1,176)
      Deferred income taxes                                  (10,000)       (190,000)       (137,000)
      Changes in assets and liabilities:
        Accounts receivable                                 (348,299)        567,230        (444,354)
        Other current assets                                  (6,925)          6,961          36,433
        Other assets                                        (294,932)        (81,007)          4,319
        Accounts payable                                       2,220         (17,952)        138,256
        Accrued expenses                                         (79)          2,520           5,155
                                                        ------------    ------------    ------------
          Total adjustments                                5,273,353       5,373,096       4,873,128
                                                        ------------    ------------    ------------
            Net cash provided by operating activities      9,501,207      10,620,182      10,788,706

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on receivables from officers and
    employees                                                517,652         557,206         592,401
  Advances disbursed to officers and employees              (477,500)       (608,675)       (623,410)
  Purchase of property and equipment                      (5,508,792)     (8,303,950)     (6,269,058)
  Proceeds on sale of property and equipment                  68,192          44,486           8,475
                                                        ------------    ------------    ------------
            Net cash used by investing activities         (5,400,448)     (8,310,933)     (6,291,592)

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions                                           (3,236,795)     (3,280,642)     (3,297,572)
  Repurchase of Units                                       (238,964)       (377,039)       (122,659)
  Proceeds from issuance of long-term debt                 4,500,000       5,120,000       4,600,000
  Payments on long-term debt                              (4,812,373)     (4,201,793)     (5,300,000)
                                                        ------------    ------------    ------------
            Net cash used by financing activities         (3,788,132)     (2,739,474)     (4,120,231)
                                                        ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                312,627        (430,225)        376,883

CASH AND EQUIVALENTS - JANUARY 1                             426,743         856,968         480,085
                                                        ------------    ------------    ------------

CASH AND EQUIVALENTS - DECEMBER 31                      $    739,370    $    426,743    $    856,968
                                                        ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                  Years Ended December 31, 1996, 1995 and 1994
                  --------------------------------------------

                                                       1996                1995                  1994
                                                       ----                ----                  ----
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                         $223,286            $169,739              $192,848
    Income taxes                                           --                  --                    --

Supplemental disclosure of noncash investing and financing activities:

    See notes to financial statements for noncash investing and financing information on the Company's equity transactions and bank borrowings.

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Organization - Everflow Eastern Partners, L. P. ("Everflow") is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas exploration and development. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. ("EEI") and subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI ("EEI Programs" or "the Programs").

                  Everflow offered to exchange (the "Exchange Offer") its Units of limited partnership interest for the common shares of EEI and the interests of the Investors in the Programs (collectively the "Interests"). The Exchange Offer was made pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 19, 1990 and the Prospectus dated December 19, 1990 as filed with the Commission pursuant to Rule 424(b).

                  The Exchange Offer terminated on February 15, 1991 and holders of Interests with an aggregate Exchange Value of $66,996,249 accepted the offer and tendered their Interests. Effective on such date, Everflow acquired these Interests, which include partnership interests and working interests in the Programs, and all of the outstanding EEI shares. Of these Interests tendered in the Exchange Offer, $28,565,244 was represented by the EEI shares and $38,431,005 by the remaining Interests. Approximately 6,632,000 of Everflow's Units were issued pursuant to the Exchange Offer.

                  The tax-free combination of the Programs and EEI with Everflow was accounted for as a reorganization of affiliated entities under common control. Accordingly, the accompanying financial statements reflect the historical costs of the Programs and EEI.

                  Everflow Management Company, an Ohio general partnership, is the general partner of Everflow. Everflow Management Company is authorized, in general, to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow.

                  The partners of Everflow Management Company are Everflow Management Corporation ("EMC"), three individuals who are Officers and Directors of EEI and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing general partner of Everflow Management Company.

         B. Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI and EEI's wholly-owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, "the Company") which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         C. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         D. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

         E. Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and cash equivalents which may exceed federally insured amounts at times and which may, at times, significantly exceed balance sheet amounts due to float.

         F. Property and Equipment - The Company uses the successful efforts method of accounting for oil and gas exploration and production activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties and to drill and equip development wells are initially capitalized. Costs of development wells (on properties the Company has no further interest in) that do not find proved reserves and geological and geophysical costs are expensed. The Company has not participated in exploratory drilling and owns no interest in unproved properties.

                  Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $5,127,388, $4,874,691 and $5,014,758 for the years ended
                  December 31, 1996, 1995 and 1994, respectively.

                  On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

                  Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $659,000 - 39 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $75,047, $60,532 and $59,046 for the years ended December 31, 1996, 1995 and 1994, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         F.       Property and Equipment (Continued)

                  Maintenance and repairs of property and equipment are expensed as incurred. Major renewals and improvements are capitalized, and the assets replaced are retired.

         G. Revenue Recognition - The Company recognizes revenue from oil and gas production as it is extracted and sold from the properties. Other revenue is recognized at the time it is earned and the Company has a contractual right to such revenue.

                  The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned property(ies). Generally, the joint venture partners participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Accounts receivable from joint venture partners consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners. The Company will earn and receive monthly management and operating fees from certain joint venture partners after the properties are completed and placed into production.

         H. Income Taxes - Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, will be allocated directly to its respective partners. The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow's assets and liabilities due to separate tax elections that were made by owners of the working interests and limited partnership interests that comprised Programs.

                  EEI and its subsidiaries account for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS
                  109), "Accounting for Income Taxes." Income taxes are provided for all items (as they relate to EEI and its subsidiaries) in the Consolidated Statement of Income regardless of the period when such items are reported for income tax purposes. SFAS 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and tax basis of certain of EEI's and its subsidiaries' assets and liabilities. In addition, SFAS 109 requires that deferred tax assets and liabilities be measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. In some situations, SFAS 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         I. Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs are allocated to the Unitholders (the limited partners) and 1% of revenues and costs are allocated to the General Partner. Such allocation changes as Unitholders elect to exercise the Repurchase Right (see Note 3).

                  Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 6,406,492, 6,476,150 and 6,528,045 in
                  1996, 1995 and 1994, respectively.

         J. New Accounting Standard - In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Everflow adopted SFAS 121 in the first quarter of 1996 and utilizes a field by field basis for assessing impairment of its oil and gas properties. The effect of adopting SFAS 121 was not material to the Company's financial position or results of operations. During 1996, the Company wrote down oil and gas properties by approximately $262,000 to provide for impairment on certain of its oil and gas properties. Additionally, in 1996, the Company wrote off approximately $210,000 of costs associated with an unsuccessful and abandoned water flood project.

         K. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

NOTE 2.  LONG-TERM DEBT

         In January 1995, the Company entered into an agreement that replaced all prior credit agreements. The agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The new revolving line of credit provides for interest payable quarterly at prime plus 1/8% and the principal due at maturity, November 1, 1997. In December 1996, the agreement was amended extending the maturity date by one year to November 1, 1998. Borrowings under the facility are unsecured. However, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement requires the borrower to pay engineering fees of $10,000 per year and commitment fees of 3/8% per annum on the daily average of the difference between the current available amount and the aggregate of loans outstanding. The agreement contains restrictive covenants requiring Everflow to maintain the following: (i) loan balance not to exceed the borrowing base of $7,000,000; (ii) tangible net worth of at least $30,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.7 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additonal debt and the pledge or mortgage of the Company's assets.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 2.  LONG-TERM DEBT (CONTINUED)

         Borrowings on long-term revolving credit facilities amounted to $4,000,000 and $4,400,000 at December 31, 1996 and 1995, respectively.
         The following schedule reflects activity under the Company's long-term revolving credit facilities for the years ended December 31, 1996, 1995 and 1994. The average amount outstanding under the facility was calculated using daily balances and a 365 day period. The weighted average interest rates were calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.

                                                                                    Weighted
                                                  Maximum            Average         Average
                                                   Amount            Amount         Interest
                                                Outstanding        Outstanding        Rate
                                                -----------        -----------        ----
               Year Ended December 31:
                   1996                          $4,800,000        $2,645,479         8.4%

                   1995                          $4,400,000        $2,235,000         9.0%

                   1994                          $5,000,000        $2,531,000         7.2%


         For purposes of the Company's borrowings the prime rate was 8.25%, 8.50% and 8.50% at December 31, 1996, 1995 and 1994, respectively.

         The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes, which have an aggregate balance of $405,834 and $318,207 at December 31, 1996 and 1995, respectively, bear interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. The notes require aggregate payments of principal and interest of $4,353 per month. Maturities on the notes are expected to be as follows: 1997
         - $19,600; 1998 - $21,300, 1999 - $23,000; 2000 - $25,000; 2001 -
         $27,200; thereafter - $289,734.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 3.  PARTNERS' EQUITY (CONTINUED)

         The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1996 calculation, is estimated to be $5.21 per Unit, net of the distributions ($.25 per Unit in total) expected to be made in January and April 1997.

         Units repurchased pursuant to the Repurchase Right, for each of the four years in the period ended December 31, 1996, are as follows:

                                     Per Unit
                 ------------------------------------------------------
                 Calculated                                                                          Units
                 Price for                    Less                                                 Outstanding
                 Repurchase     Premium      Interim             Net           # of Units          Following
         Year     Right         Offered    Distributions      Price Paid       Repurchased         Repurchase
         ----    ----------     -------    -------------      ----------       -----------         ----------
         1993     $4.60          $ --         $.25              $ 4.35            40,002           6,541,524


         1994     $4.80          $ --         $.25              $ 4.55            26,958           6,514,566


         1995     $4.72          $.28         $.375             $4.625            81,522           6,433,044


         1996     $4.48          $.27         $.25              $ 4.50            53,103           6,379,941



NOTE 4.  PROVISION FOR INCOME TAXES

         As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. The deferred taxes are the result of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 4.  PROVISION FOR INCOME TAXES (CONTINUED)

         A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                                     Year Ended December 31,
                                            ---------------------------------------------------------------------------
                                                       1996                        1995                     1994
                                              ------------------         ------------------         ------------------
                                              Amount          %          Amount          %          Amount          %
                                              ------         ---         ------         ---         ------         ---
         Provision based on the
           statutory rate (for taxable
           income up to $10,000,000)        $ 1,434,000      34.0      $ 1,719,000      34.0      $ 1,950,000      34.0

         Tax effect of:
           Non-taxable status of the
             Programs and Everflow           (1,368,000)    (32.4)      (1,688,000)    (33.4)      (1,927,000)    (33.6)
           Excess statutory depletion           (90,000)     (2.1)        (102,000)     (2.0)        (116,000)     (2.0)
           Graduated tax rates, state
             income tax and other - net          14,000       0.3         (119,000)     (2.4)         (87,000)     (1.5)
                                            -----------      ----      -----------      ----      -----------      ----
                 Total                      $   (10,000)     (0.2)     $  (190,000)     (3.8)     $  (180,000)     (3.1)
                                            ===========      ====      ===========      ====      ===========      ====



         EEI has percentage depletion deduction carryforwards for tax purposes of approximately $2,000,000. These carryforwards can be carried forward indefinitely. For financial reporting purposes, the deferred tax liability at December 31, 1996 and 1995 has been reduced by approximately $680,000 and $750,000, respectively, for the tax effect of carryforwards.

NOTE 5.  RETIREMENT PLAN

         The Company has a defined contribution plan pursuant to Section 401(K) of the Internal Revenue Code for all employees who had reached the age of 21 and completed one year of service. Contributions to the plan are at the discretion of EMC's Board of Directors. The Company made contributions of $38,595, $35,815 and $37,440 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS

         Since 1989, EEI provided certain employees with an opportunity to receive assignments of certain Overriding Royalty Interests which were created at the time EEI generated an oil and gas lease for acquisition by oil and gas drilling programs. Not all leases generated and acquired by such Programs had an Overriding Royalty Interest reserved for assignment to employees. Certain Employees of the Company have been given the option of having a portion of their compensation in the form of an assignment in certain of such Overriding Royalty Interests. Those employees who elect to receive a portion of their compensation in this form receive an assignment of a pro rata portion of each of the Overriding Royalty Interests selected. During the calendar years ended December 31, 1996, 1995 and 1994, approximately $121,000, $199,000 and
         $157,000, respectively, was distributed to such employees from such Overriding Royalty Interests.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 6.  RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company's Officers, Directors, Affiliates and certain employees have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at the prime rate plus 1% per annum. Such receivables are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

NOTE 7. BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS

         The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylvania, in the exploration, development and production of oil and gas.

         The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

         Approximate percentages of oil and gas sales from purchasers who represented greater than 10% of total oil and gas sales for the years ended December 31, 1996, 1995 and 1994, respectively, were as follows:

                                      Customer                       1996        1995       1994
                                      --------                       ----        ----       ----
                    The East Ohio Gas Company                         72%         77%        72%
                    Quaker State Refining Corporation                 12           11        10
                                                                      --           --        --

                                                                      84%         88%        82%
                                                                      ==          ==         ==

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7.  BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

         The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of Everflow's principal East Ohio Gas Contracts at December 31, 1996 follows:

          Contract     Period      Termination    Number      Required         Shut-In           Limitation
            Date       Covered       Clause      of Wells     Purchases       Provisions         Provisions
          --------     -------     -----------   --------     --------        ----------         ----------
           9/3/91    11/91-10/01      11/97        449      275 days/year   Maximum of       May-Oct. - 50% of
                                                                            60 days (Nov.-   production from
                                                                            April)           prior 6 month period

          3/10/94     4/94-3/00       None          49      275 days/year   Maximum of       May-Oct. - 50% of
                                                                            60 days (Nov.-   production from
                                                                            April)           prior 6 month period

          8/10/94   11/94-10/00       None          28       Nov.-March     April-Oct.       Shut-in provisions

                                                      Net Price per MCF
          ------------------------------------------------------------------------------------------------------
                          Initially                                       Adjusted Prices
          Contract ---------------------------------------------------------------------------------------------
            Date   Nov.-April  May-Oct.  11/94-4/95  5/95-10/95  11/95-4/96   5/96-10/96  11/96-4/97  5/97-10/97
          -------- ----------  --------  ----------  ----------  ----------   ----------  ----------  ----------

            9/3/91   $ 2.85     $ 2.22     $ 3.34      $ 2.71       $ 2.84      $ 2.21      $ 3.31      $ 2.68

           3/10/94   $ 2.98     $ 2.28        No adjustment         $ 2.48      $ 1.78      $ 2.95      $ 2.25

           8/10/94   $ 3.08       N/A         No adjustment         $ 2.82        N/A       $ 3.55        N/A


         As detailed above, the price paid for natural gas purchased under the East Ohio Contracts varies with the production period. Pricing under the East Ohio Contracts is adjusted annually (after the first adjustment), up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge. Additionally, the 8/10/94 contract provides for a price cap equal to the quarterly GCR, which amounted to $3.87 and $2.82 in November 1996 and 1995, respectively.

         In addition to the East Ohio Contracts described above, the Company has various short-term contracts (covering production from 45 gross wells at December 31, 1996) which have a primary term of 15 months or less. Twenty-four of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $2.65 to $2.95 per MCF. The remaining twenty-one wells are covered by a variable rate contract that provides for the sale of the Company's gas based on a monthly NYMEX settlement, with no floor price provisions, plus $.35 (April-Oct.) or $.55 (Nov.-March) per MCF (including transportation allowances). There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7.  BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

         In January 1993, the Company entered into a 3 year crude oil purchase agreement with Quaker State Refining Corporation ("Quaker State"). The agreement provides for the sale of significantly all of the Company's crude oil production to Quaker State at a premium price of $.40 or $.80 per barrel over Quaker State's posted price. The Company is entitled to the premium provided it makes available to Quaker State its product in 80 ($.40 premium) or 160 ($.80 premium) barrel minimum quantities. The provisions of this agreement are now customary for crude oil production purchased in the Appalachian Basin. As a result, the Company expects to continue to receive pricing consistent with the terms of the agreement without a formal agreement in place.

         The Company expects that East Ohio and Quaker State will be the only major customers in 1997.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         Everflow paid a dividend in January 1997 of $.125 per Unit. The distribution amounted to approximately $806,000.

         The Company is the General Partner in certain oil and gas partnerships. As General Partner, the Company shares in unlimited liability to third parties with respect to the operations of the Partnerships and may be liable to limited partners for losses attributable to breach of fiduciary obligations.

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

         The following supplemental unaudited oil and gas information is required by Statement of Financial Accounting Standards (SFAS) No. 69, "Disclosures About Oil and Gas Producing Activities."

         The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the continental United States.

                     CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                             December 31,
                                            -------------------------------------------
                                                1996            1995            1994
                                                ----            ----            ----
         Proved oil and gas properties      $98,321,815     $95,362,378     $87,964,253
         Pipeline and support equipment         451,971         426,500         358,263
                                            -----------     -----------     -----------
                                             98,773,786      95,788,878      88,322,516
         Accumulated depreciation,
           depletion, amortization
           and write down                    51,286,350      47,598,650      42,837,170
                                            -----------     -----------     -----------
         Net capitalized costs              $47,487,436     $48,190,228     $45,485,346
                                            ===========     ===========     ===========

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


                    COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES
                                                                  December 31,
                                              ------------------------------------------------
                                                     1996              1995              1994
                                                    ----              ----              ----
         Property acquisition costs            $    972,653      $  1,056,162      $  1,119,842
         Development costs                        4,109,532         6,675,443         5,113,387

                 RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                  December 31,
                                              ------------------------------------------------
                                                     1996              1995              1994
                                                    ----              ----              ----
         Oil and gas sales                     $ 14,078,491      $ 13,969,378      $ 14,884,027
         Production costs                        (2,192,349)       (2,032,706)       (1,835,432)
         Depreciation, depletion and
           amortization                          (5,155,681)       (4,898,667)       (5,040,940)
         Abandonment and write down of
           oil and gas properties                  (671,992)         (137,587)         (197,691)
                                               ------------      ------------      ------------
                                                  6,058,469         6,900,418         7,809,964

         Income tax expense                         360,000           272,000           280,000
                                              ------------      ------------      ------------

        Results of operations for oil and
           gas producing activities
           (excluding corporate overhead
           and financing costs)                $  5,698,469      $  6,628,418      $  7,529,964
                                               ============      ============      ============



         Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                    Oil            Gas
                                                   (BBLS)          (MCF)
                                                   ------          -----
         Balance, December 31, 1993               813,000       38,106,000
           Extensions, discoveries and other
             additions                             39,000        3,650,000
           Production                            (107,000)      (4,342,000)
           Revision of previous estimates          64,000          533,000
                                                 --------       ----------

         Balance, December 31, 1994               809,000       37,947,000
           Extensions, discoveries and other
             additions                            120,000        5,891,000
           Production                            (107,000)      (4,259,000)
           Revision of previous estimates          10,000          479,000
                                                 --------       ----------

         Balance, December 31, 1995               832,000       40,058,000
           Extensions, discoveries and other
             additions                            119,000        3,665,000
           Production                            (112,000)      (4,264,000)
           Revision of previous estimates          73,000        1,556,000
                                                 --------       ----------

         Balance, December 31, 1996               912,000       41,015,000
                                                 ========       ==========


         PROVED DEVELOPED RESERVES:
           December 31, 1993                      813,000       38,106,000
           December 31, 1994                      809,000       37,947,000
           December 31, 1995                      832,000       40,058,000
           December 31, 1996                      912,000       41,015,000



         The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 1996 and 1995, the Company had 2,800 and 3,000 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $1,794,477 and $1,633,563 at December 31, 1996 and 1995, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


                          STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                       NET CASH FLOWS

                                                                  December 31,
                                                    ---------------------------------------
                                                      1996            1995            1994
                                                      ----            ----            ----
                                                             (Thousands of Dollars)
     Future cash inflows from sales of oil
       and gas                                      $132,308        $111,753       $119,170
     Future production and development
       costs                                          49,255          42,417         43,861
     Future income tax expense                         2,171           2,090          2,538
                                                    --------        --------       --------

     Future net cash flows                            80,882          67,246         72,771
     Effect of discounting future net cash
       flows at 10% per annum                         30,375          25,441         27,896
                                                    --------        --------       --------

     Standardized measure of discounted
       future net cash flows                        $ 50,507        $ 41,805       $ 44,875
                                                    ========        ========       ========


                                  CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED
                                                FUTURE NET CASH FLOWS

                                                                  December 31,
                                                    ---------------------------------------
                                                      1996            1995            1994
                                                      ----            ----            ----
                                                             (Thousands of Dollars)
     Balance, beginning of year                     $  41,805       $  44,875      $  47,070
     Extensions, discoveries and other
              additions                                 6,168           8,229          5,263
     Development costs incurred                           308             351            246
     Revision of previous estimates                     2,616             634            909
     Sales of oil and gas, net of production
              costs                                   (11,886)        (11,937)       (13,049)
     Net change in income taxes                           (20)            279            316
     Net changes in prices and production
              costs                                     5,660          (5,241)        (2,219)
     Accretion of discount                              4,181           4,488          4,707
     Other                                              1,675             127          1,632
                                                    ---------       ---------      ---------

     Balance, end of year                           $  50,507       $  41,805      $  44,875
                                                    =========       =========      =========

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

         Under the guidelines of SFAS No. 69, estimated future cash flows are determined based on year-end prices for crude oil, current allowable prices applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves, based on current economic conditions, and the estimated future income tax expense, based on year-end statutory tax rates (with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

         The methodology and assumptions used in calculating the standardized measure are those required by SFAS No. 69. It is not intended to be representative of the fair market value of the Company's proved reserves. The valuation of revenues and costs does not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.