Form 10-Q
period 1997-03-31
EVERFLOW EASTERN PARTNERS LP
filed 1997-05-15
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                        .
                              ---------------------    ------------------------

Commission File Number 0-19279.

                        Everflow Eastern Partners, L.P.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                        34-1659910
-------------------------------                    -------------------------
(State or other jurisdiction of                    (I.R.S Employer I.D. No.)
incorporation or organization)

      P.O. BOX 629, 585 WEST MAIN STREET, CANFIELD, OHIO             44406
      --------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

                                 (330)533-2692
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X   No
                                    -----   ------

                         EVERFLOW EASTERN PARTNERS, L.P.

                                       INDEX

                      DESCRIPTION                                        PAGE NO.
                      -----------                                        --------
             Part I. Financial Information
             -----------------------------

Consolidated Balance Sheets
         March 31, 1997 and December 31, 1996                              F-1

Consolidated Statements of Income
         Three Months Ended March 31, 1997 and 1996                        F-3

Consolidated Statements of Partners' Equity
         Three Months Ended March 31, 1997 and 1996                        F-4

Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1997 and 1996                        F-5

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



                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1997 and December 31, 1996
                      ------------------------------------

                                               March 31,      December 31,
                                                 1997             1996
                                              (Unaudited)       (Audited)
                                              ------------    ------------
           ASSETS
           ------
CURRENT ASSETS
   Cash and equivalents                       $  1,239,787    $    739,370
   Accounts receivable:
     Production                                  1,485,343       2,195,525
     Officers and employees                        819,741         929,457
     Joint venture partners                        431,197         539,852
   Other                                           203,838          82,824
                                              ------------    ------------
     Total current assets                        4,179,906       4,487,028

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                         99,336,127      98,321,815
   Pipeline and support equipment                  475,471         451,971
   Corporate and other                           1,032,317       1,025,175
                                              ------------    ------------
                                               100,843,915      99,798,961
   Less accumulated depreciation, depletion
     amortization and write down               (53,177,533)    (51,503,495)
                                              ------------    ------------
                                                47,666,382      48,295,466
OTHER ASSETS                                       405,169         405,843
                                              ------------    ------------
                                              $ 52,251,457    $ 53,188,337
                                              ============    ============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1997 and December 31, 1996
                      ------------------------------------

                                                   March 31,    December 31,
                                                     1997          1996
                                                  (Unaudited)    (Audited)
                                                  -----------   -----------
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES
   Current portion of long-term debt              $    18,400   $    19,600
   Accounts payable                                 1,362,842     1,246,050
   Accrued expenses                                   301,712       298,980
                                                  -----------   -----------
       Total current liabilities                    1,682,954     1,564,630

LONG-TERM DEBT                                      2,081,167     4,386,234

DEFERRED INCOME TAXES                                 278,000       278,000

COMMITMENTS AND CONTINGENCIES                            --            --

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE
   RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,379,941            47,707,959    46,471,094

GENERAL PARTNER'S EQUITY                              501,377       488,379
                                                  -----------   -----------
       Total partners' equity                      48,209,336    46,959,473
                                                  -----------   -----------
                                                  $52,251,457   $53,188,337
                                                  ===========   ===========

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 1997 and 1996
                   ------------------------------------------
                                   (Unaudited)

                                                 1997           1996
                                                 ----           ----
REVENUES
   Oil and gas sales                          $ 4,708,989    $ 4,478,220
   Well management and operating                  149,746        164,842
   Other                                            1,209          1,617
                                              -----------    -----------
                                                4,859,944      4,644,679
DIRECT COST OF REVENUES
   Production costs                               531,231        521,446
   Well management and operating                   72,216         73,674
   Depreciation, depletion and amortization     1,652,930      1,697,928
                                              -----------    -----------
       Total direct cost of revenues            2,256,377      2,293,048

GENERAL AND ADMINISTRATIVE EXPENSE                486,823        511,314
                                              -----------    -----------
       Total cost of revenues                   2,743,200      2,804,362
                                              -----------    -----------
INCOME FROM OPERATIONS                          2,116,744      1,840,317

OTHER INCOME (EXPENSE)
   Interest income                                 10,100          5,975
   Interest expense                               (71,101)       (83,608)
                                              -----------    -----------
                                                  (61,001)       (77,633)
                                              -----------    -----------
INCOME BEFORE INCOME TAXES                      2,055,743      1,762,684

PROVISION (CREDIT) FOR INCOME TAXES
   Current                                           --             --
   Deferred                                          --          (30,000)
                                              -----------    -----------
                                                     --          (30,000)
                                              -----------    -----------
NET INCOME                                    $ 2,055,743    $ 1,792,684
                                              ===========    ===========
Allocation of Partnership Net Income
     Limited Partners                           2,034,363      1,774,219
     General Partner                               21,380         18,465
                                              -----------    -----------
                                              $ 2,055,743    $ 1,792,684
                                              ===========    ===========
Earnings per unit                                    $.32           $.28
                                                     ====           ====

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   Three Months Ended March 31, 1997 and 1996
                   ------------------------------------------
                                   (Unaudited)

                                             1997           1996
                                             ----           ----
PARTNERS' EQUITY - JANUARY 1             $ 46,959,473    $ 46,207,378

   Net income                               2,055,743       1,792,684

   Cash distributions ($.125 per Unit)       (805,880)       (812,518)
                                         ------------    ------------
PARTNERS' EQUITY - MARCH 31              $ 48,209,336    $ 47,187,544
                                         ============    ============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 1997 and 1996
                   ------------------------------------------
                                   (Unaudited)

                                                            1997           1996
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 2,055,743    $ 1,792,684
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization             1,674,038      1,712,280
       Deferred income taxes                                     --          (30,000)
       Changes in assets and liabilities:
         Accounts receivable                                  818,837        608,858
         Other current assets                                (121,014)       (42,393)
         Other assets                                             674          3,777
         Accounts payable                                     116,792        (40,142)
         Accrued expenses                                       2,732        113,897
                                                          -----------    -----------
           Total adjustments                                2,492,059      2,326,277
                                                          -----------    -----------
              Net cash provided by operating activities     4,547,802      4,118,961

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                207,013        197,324
   Advances disbursed to officers and employees               (97,297)       (43,712)
   Purchase of property and equipment                      (1,044,954)      (441,762)
                                                          -----------    -----------
              Net cash used by investing activities          (935,238)      (288,150)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                             (805,880)      (812,518)
   Proceeds from issuance of long-term debt                      --          600,000
   Payments on long-term debt                              (2,306,267)    (3,702,845)
                                                          -----------    -----------
              Net cash used by financing activities        (3,112,147)    (3,915,363)
                                                          -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS                                                500,417        (84,552)

CASH AND EQUIVALENTS AT BEGINNING
   OF YEAR                                                    739,370        426,743
                                                          -----------    -----------
CASH AND EQUIVALENTS AT END OF
   FIRST QUARTER                                          $ 1,239,787    $   342,191
                                                          ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                             $    77,784    $    83,971
     Income taxes                                                --             --

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

                  Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

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

                  Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,379,941 and 6,433,044 for the three months ended March 31, 1997 and 1996, respectively.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 2.  Long-Term Debt (Continued)

         The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes, which have an aggregate balance of $399,567 and $405,834 at March 31, 1997 and December 31, 1996, respectively, bear interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. The notes require aggregate payments of principal and interest of $4,353 per month. Maturities on the notes are expected to be as follows: 1997 - $19,600; 1998 - $21,300; 1999 - $23,000; 2000 -
         $25,000; 2001 - $27,200; thereafter - $289,734.

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

         upon the December 31, 1996 calculation, is $5.21 per Unit, net of the distributions ($.125 per Unit each) made in January and April 1997.

         Units repurchased pursuant to the Repurchase Right for each of the four years in the period ended December 31, 1996, are as follows:

                                Per Unit
         ------------------------------------------------------------
                 Calculated                                                                 Units
                  Price for                     Less                                     Outstanding
                 Repurchase     Premium        Interim         Net       # of Units       Following
         Year       Right       Offered     Distributions  Price Paid    Repurchased     Repurchase
         ----    ----------     -------     -------------  ----------    -----------     ----------

         1993     $   4.60      $  -          $   .25       $   4.35       40,002         6,541,524
         1994     $   4.80      $  -          $   .25       $   4.55       26,958         6,514,566
         1995     $   4.72      $  .28        $  .375       $  4.625       81,522         6,433,044
         1996     $   4.48      $  .27        $   .25       $   4.50       53,103         6,379,941

Note 4.  Commitments, Contingencies and Risks

         Everflow paid a quarterly dividend in April 1997 of $.125 per Unit to Unitholders of record on March 31, 1997. The distribution amounted to approximately $806,000.

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

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The following table summarizes the Company's financial position at March 31, 1997 and December 31, 1996:

                                                     March 31, 1997                 December 31, 1996
                                               -------------------------        -------------------------
         (Amounts in Thousands)                    Amount             %            Amount              %
         ----------------------                    ------             -            ------              -
     Working capital                           $       2,497          5%        $       2,922          6%
     Property and equipment (net)                     47,666         94                48,295         93
     Other                                               405          1                   406          1
                                               -------------        ---         -------------        ---
         Total                                 $      50,568        100%        $      51,623        100%
                                               =============        ===         =============        ===
     Long-term debt                            $       2,081          4%                4,386          8%
     Deferred income taxes                               278          1                   278          1
     Partners' equity                                 48,209         95                46,959         91
                                               -------------        ---         -------------        ---
         Total                                 $      50,568        100%        $      51,623        100%
                                               =============        ===         =============        ===

         Working capital surplus of $2.5 million as of March 31, 1997 represented a decrease of $425 thousand or 15%, from December 31, 1996. The Company paid down $2.3 million of long-term debt during the quarter ended March 31, 1997. Management of the Company believes it can maintain a reduced level of long-term debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the repurchase of Units pursuant to the Repurchase Right expected to expire June 30, 1997.

         The Company's cash flow from operations before the change in working capital increased $255 thousand, or 7%, during the three months ended March 31, 1997 as compared to the same period in 1996. Changes in working capital other than cash and cash equivalents increased cash by $818 thousand and $644 thousand during the three months ended March 31, 1997 and 1996, respectively. The reductions in accounts receivable of $819 thousand and $608 thousand at March 31, 1997 and 1996, respectively, compared to December 31, 1996 and 1995 are the result of lower production receivables and reduced accounts receivable balances from joint venture partners. Accrued expenses increased $3 thousand during the three months ended March 31, 1997 and increased $114 thousand during the three months ended March 31, 1996. The reason for these changes is the result of timing differences for accrued payroll expenses.

         Cash flows provided by operating activities was $4.5 million for the three months ended March 31, 1997. Cash was used to purchase property and equipment, pay a quarterly distribution and reduce long-term debt.

         Additional borrowings for operations may be required during the summer months due to the seasonal nature of the gas purchase agreements with The East Ohio Gas Company entered into beginning in 1991. Seasonal price reductions and production restrictions during the summer months reduce operating revenues and consequently cash flows from operations during such periods.

         Management of the Company believes the existing revolving credit facility of $7,000,000, together with cash generated by operations should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties and the repurchase of Units pursuant to the Repurchase Right.

         In the fall of 1996, the Company received an increase in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments should increase the Company's cash flows from operations during 1997.

Results of Operations

         The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 1997 and 1996. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                Three Months
                                               Ended March 31,
                                               ---------------
                                                1997   1996
                                                ----   ----
Revenues:
     Oil and gas sales                           97%    96%
     Well management and operating                3      4
                                                ---    ---
         Total Revenues                         100%   100%
Expenses:
     Production costs                            11%    11%
     Well management and operating                2      2
     Depreciation, depletion and amortization    34     36
     General and administrative                  10     11
     Other                                        1      2
     Income taxes                                 -     (1)
                                                ---    ---
         Total Expenses                          58     61
                                                ---    ---
Net Income                                       42%    39%
                                                ===    ===

         Revenues for the three months ended March 31, 1997 increased $215 thousand, or 5%, compared to the same period in 1996. This increase was primarily due to an increase in oil and gas sales during the first three months of 1997, as compared to the same period in 1996.

         Oil and gas sales increased $231 thousand, or 5%, during the three months ended March 31, 1997 compared to the same period in 1996. Higher gas prices during the first quarter of 1997, due to a $.47 pricing adjustment received in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, were responsible for this increase compared to this same period in 1996.

         Well management and operating revenues decreased $15 thousand, or 9%, during the three months ended March 31, 1997 compared to the same period in 1996. Well management and operating costs decreased $1 thousand, or 2%, during the three months ended March 31, 1997 compared to the same period in 1996.

         Production costs increased $10 thousand, or 2%, during the three months ended March 31, 1997 compared to the same period in 1996. Additional producing properties were responsible for this increase between 1996 and 1997.

         Depreciation, depletion and amortization decreased $45 thousand, or 3%, during the three months ended March 31, 1997 compared to the same period in 1996. The decrease in depreciation, depletion and amortization is the result of increased reserves from producing oil and gas properties.

         General and administrative expenses decreased $24 thousand, or 5%, during the first quarter of 1997 compared to the first quarter of 1996. This decrease was the result of lower overhead costs during the first quarter of 1997.

         The Company reported net income of $2.1 million, an increase of $263 thousand, or 15%, during the three months ended March 31, 1997 compared to the same period in 1996. The increase in oil and gas sales was primarily responsible for this increase in net income. Net income represented 42% and 39% of total revenue during the three months ended March 31, 1997 and 1996, respectively.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statement include price adjustments pursuant to the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, price fluctuations in the gas market in the Appalachian Basin and the weather in the Northeast Ohio area.

                           Part II. Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27 - Financial Data Schedule

                  (b) No reports on Form 8-K were filed with the Commission during the Company's first quarter.

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

                             EVERFLOW EASTERN PARTNERS, L.P.

                             By:  EVERFLOW MANAGEMENT COMPANY,
                                  General Partner

                             By:  EVERFLOW MANAGEMENT CORPORATION
                                  Managing General Partner

May 12, 1997                 By:  /s/William A. Siskovic
                                 ----------------------------------------------
                                  William A. Siskovic
                                  Vice President and Principal Financial and
                                  Accounting Officer
                                  (Duly Authorized Officer)