Form 10-Q
period 1997-06-30
EVERFLOW EASTERN PARTNERS LP
filed 1997-08-14
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

                                       or

   [ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from _____________ to __________.

Commission File Number 0-19279.



                         Everflow Eastern Partners, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                   0-19279                          34-1659910
----------------------------------------------        -------------------                ---------------------
        (State or other jurisdiction                      (Commission                      (I.R.S. Employer
              of incorporation)                           File Number)                    Identification No.)



    585 West Main Street, P.O. Box 629, Canfield, Ohio             44406
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)


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


                               Yes   X     No
                                   ------      ------

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                      DESCRIPTION                                                                     PAGE NO.
                      -----------                                                                     --------
             Part I. Financial Information
             -----------------------------


Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996                                                             F-1

Consolidated Statements of Income
         Three and Six Months Ended June 30, 1997 and 1996                                               F-3

Consolidated Statements of Partners' Equity
         Six Months Ended June 30, 1997 and 1996                                                         F-4

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1997 and 1996                                                         F-5

Notes to Unaudited Consolidated Financial
         Statements                                                                                      F-6

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                               3


              Part II. Other Information
              --------------------------


Exhibits and Reports on Form 8-K                                                                           6

Signature                                                                                                  7

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1997 and December 31, 1996
                       -----------------------------------



                                                 June 30,       December 31,
                                                   1997             1996
                                                (Unaudited)       (Audited)
                                                -----------       ---------

           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                        $   1,124,783    $     739,370
   Accounts receivable:
     Production                                      706,062        2,195,525
     Officers and employees                          615,436          929,457
     Joint venture partners                          222,237          539,852
   Other                                             179,739           82,824
                                               -------------    -------------
     Total current assets                          2,848,257        4,487,028

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                           99,919,413       98,321,815
   Pipeline and support equipment                    466,717          451,971
   Corporate and other                             1,065,581        1,025,175
                                               -------------    -------------
                                                 101,451,711       99,798,961

   Less accumulated depreciation, depletion,
     amortization and write down                 (54,152,349)     (51,503,495)
                                               -------------    -------------
                                                  47,299,362       48,295,466

OTHER ASSETS                                         404,495          405,843
                                               -------------    -------------

                                               $  50,552,114    $  53,188,337
                                               =============    =============

           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1997 and December 31, 1996
                       -----------------------------------



                                               June 30,     December 31,
                                                 1997          1996
                                              (Unaudited)    (Audited)
                                              -----------    ---------

           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------


CURRENT LIABILITIES
   Current portion of long-term debt          $    18,800   $    19,600
   Accounts payable                             1,827,772     1,246,050
   Accrued expenses                               139,979       298,980
                                              -----------   -----------
       Total current liabilities                1,986,551     1,564,630

LONG-TERM DEBT                                    375,973     4,386,234

DEFERRED INCOME TAXES                             278,000       278,000

COMMITMENTS AND CONTINGENCIES                          --            --

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,207,823 and
       6,379,941 Units, respectively           47,398,936    46,471,094

GENERAL PARTNER'S EQUITY                          512,654       488,379
                                              -----------   -----------
       Total partners' equity                  47,911,590    46,959,473
                                              -----------   -----------

                                              $50,552,114   $53,188,337
                                              ===========   ===========



            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 1997 and 1996
                -------------------------------------------------
                                   (Unaudited)


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                 ----------------------------       ----------------------------
                                                    1997              1996             1997              1996
                                                    ----              ----             ----              ----
REVENUES
   Oil and gas sales                            $  3,238,964     $  2,311,441      $  7,947,953     $  6,789,661
   Well management and operating                     126,999          122,830           276,745          287,672
   Other                                               1,481            1,187             2,690            2,804
                                                 -----------      -----------       -----------      -----------
                                                   3,367,444        2,435,458         8,227,388        7,080,137

DIRECT COST OF REVENUES
   Production costs                                  443,736          407,309           974,967          928,755
   Well management and operating                      79,085           75,455           151,301          149,129
   Depreciation, depletion and amortization          962,460          968,949         2,615,390        2,666,877
                                                 -----------      -----------       -----------      -----------
       Total direct cost of revenues               1,485,281        1,451,713         3,741,658        3,744,761

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           462,981          528,450           949,804        1,039,764
                                                 -----------      -----------       -----------      -----------
       Total cost of revenues                      1,948,262        1,980,163         4,691,462        4,784,525
                                                 -----------      -----------       -----------      -----------

INCOME FROM OPERATIONS                             1,419,182          455,295         3,535,926        2,295,612

OTHER INCOME (EXPENSE)
   Interest income                                    13,055            9,822            23,155           15,797
   Interest expense                              (    27,368)     (    38,117)      (    98,469)     (   121,725)
                                                  ----------       ----------        ----------       ----------


                                                 (    14,313)     (    28,295)      (    75,314)     (   105,928)
                                                  ----------       ----------        ----------       ----------

INCOME BEFORE INCOME TAXES                         1,404,869          427,000         3,460,612        2,189,684

PROVISION (CREDIT)
   FOR INCOME TAXES
   Current                                                -                -                 -                -
   Deferred                                               -       (    30,000)               -       (    60,000)
                                                 -----------       ----------       -----------       ----------
                                                          -       (    30,000)               -       (    60,000)
                                                 -----------       ----------       -----------       ----------

NET INCOME                                      $  1,404,869     $    457,000      $  3,460,612     $  2,249,684
                                                 ===========      ===========       ===========      ===========

Allocation of Partnership Net Income
   Limited Partners                             $  1,389,837     $    452,293      $  3,423,583     $  2,226,512
   General Partner                                    15,032            4,707            37,029           23,172
                                                 -----------      -----------       -----------      -----------
                                                $  1,404,869     $    457,000      $  3,460,612     $  2,249,689
                                                 ===========      ===========       ===========      ===========

Earnings per unit                                    $   .22           $  .07           $   .54           $  .35
                                                      ======            =====            ======            =====

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                     Six Months Ended June 30, 1997 and 1996
                     ---------------------------------------
                                   (Unaudited)



                                                                               1997                    1996
                                                                               ----                    ----

EQUITY - JANUARY 1                                                      $     46,959,473        $     46,207,378

   Net income                                                                  3,460,612               2,249,684

   Cash distributions ($.25 per Unit)                                    (     1,611,760)        (     1,625,036)

   Repurchase Right - Units tendered                                     (       896,735)        (       238,964)
                                                                          --------------          --------------

EQUITY - JUNE 30                                                        $     47,911,590        $     46,593,062
                                                                          ==============          ==============






            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1997 and 1996
                     ---------------------------------------
                                   (Unaudited)

                                                                               1997                    1996
                                                                               ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $     3,460,612         $     2,249,684
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                2,648,854               2,696,457
       Deferred income taxes                                                        -             (       60,000)
       Changes in assets and liabilities:
         Accounts receivable                                                   1,807,078               1,600,888
         Other current assets                                             (       96,915)                 17,461
         Other assets                                                              1,348                   5,970
         Accounts payable                                                 (      315,013)         (      283,308)
         Accrued expenses                                                 (      159,001)         (      131,176)
                                                                           -------------           -------------
           Total adjustments                                                   3,886,351               3,846,292
                                                                           -------------           -------------
              Net cash provided by operating activities                        7,346,963               6,095,976

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                                   444,995                 447,757
   Advances disbursed to officers and employees                           (      130,974)         (      121,877)
   Purchase of property and equipment                                     (    1,652,750)         (    1,673,510)
                                                                           -------------           -------------
              Net cash used by investing activities                       (    1,338,729)         (    1,347,630)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                          (    1,611,760)         (    1,625,036)
   Proceeds from issuance of long-term debt                                         -                  1,500,000
   Payments on long-term debt                                             (    4,011,061)         (    4,808,649)
                                                                           -------------           -------------
              Net cash used by financing activities                       (    5,622,821)         (    4,933,685)
                                                                           -------------           -------------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                                    385,413          (      185,339)
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                                        739,370                 426,743
                                                                           -------------           -------------
CASH AND EQUIVALENTS AT END OF
  SECOND QUARTER                                                         $     1,124,783          $      241,404
                                                                           =============           =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                            $       119,528          $      155,239
     Income taxes                                                                    -                       -

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

                  Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,379,941 for the three and six months ended June 30, 1997, and 6,433,044 for the three and six months ended June 30, 1996.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 2.  Long-Term Debt

         In June 1997, the Company entered into an agreement that replaced all prior credit agreements. The credit agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 1998. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (1) loan balance not to exceed the borrowing base of $7,000,000; (2) tangible net worth of at least $40,000,000; (3) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

         The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes, which have an aggregate balance of $394,773 and $405,834 at June 30, 1997 and December 31, 1996, respectively, bear interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. The notes require aggregate payments of principal and interest of $4,353 per month. Maturities on the notes are expected to be as follows: 1997 - $19,600; 1998 - $21,300; 1999 - $23,000; 2000 -
         $25,000; 2001 - $27,200; thereafter - $289,734.

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

         The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1996 calculation was $5.21 per Unit, net of the distributions ($.125 per Unit each) made in January and April 1997.

         Units repurchased pursuant to the Repurchase Right, for each of the last five years, are as follows:

                 Calculated                                                             Units Out-
                 Price for                     Less                         # of         standing
                 Repurchase   Premium        Interim          Net          Units        Following
         Year      Right       Offered    Distributions   Price Paid    Repurchased     Repurchase
         ----    ----------    -------    -------------   ----------    -----------     ----------
         1993       $4.60       $ -            $.250         $4.350         40,002       6,541,524
         1994       $4.80       $ -            $.250         $4.550         26,958       6,514,566
         1995       $4.72       $.28           $.375         $4.625         81,522       6,433,044
         1996       $4.48       $.27           $.250         $4.500         53,103       6,379,941
         1997       $5.46       $ -            $.250         $5.210        172,118       6,207,823

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 4.  Commitments and Contingencies

         Everflow paid a quarterly dividend in July 1997 of $.125 per Unit to Unitholders of record on June 30, 1997. The distribution amounted to approximately $784,000.

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

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at June 30, 1997 and December 31, 1996:

                                                          June 30, 1997           December 31, 1996
                                                          -------------           -----------------
         (Amounts in Thousands)                           Amount       %            Amount       %
                                                          ------      ---           ------      ---

         Working capital                                $    862        2%        $  2,922        6%
         Property and equipment (net)                     47,299       97           48,295       93
         Other                                               405        1              406        1
                                                          ------      ---           ------      ---
             Total                                      $ 48,566      100%        $ 51,623      100%
                                                          ======      ===           ======      ===

         Long-term debt                                 $    376        1%           4,386        8%
         Deferred income taxes                               278        1              278        1
         Partners' equity                                 47,912       98           46,959       91
                                                          ------      ---           ------      ---
              Total                                     $ 48,566      100%        $ 51,623      100%
                                                          ======      ===           ======      ===

         Working capital surplus of $862 thousand as of June 30, 1997 represented a decrease of approximately $2.1 million from December 31, 1996. The primary reason for this decrease in working capital was due to the Company's production receivable being substantially lower at June 30, 1997 versus December 31, 1996. Seasonal gas production is responsible for this occurrence. The Company paid down $4.0 million of long-term debt during the six months ended June 30, 1997. Management of the Company believes it can maintain a reduced level of long-term debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the Company's quarterly distributions in July and October, when cash generated from operations should decrease due to production restrictions. The Company borrowed $1.0 million during July 1997, under the Company's existing credit facility, for the repurchase of Units pursuant to the Repurchase Right, the payment of a quarterly distribution and the funding of the development of oil and gas properties.

         The Company's cash flow from operations before the change in working capital increased $1.2 million, or 25%, during the six months ended June 30, 1997 as compared to the same period in 1996. Changes in working capital other than cash and equivalents increased cash by $1.2 million during both the six months ended June 30, 1997 and 1996.

The reductions in accounts receivable of $1.8 million and $1.6 million at June 30, 1997 and 1996, respectively, compared to December 31, 1996 and 1995 are the result of lower production revenues receivable and reduced accounts receivable balances from joint venture partners. Accounts payable, exclusive of the payable associated with the Repurchase Right of $896,735 and $238,964 at June 30, 1997 and 1996, decreased $315 thousand and $283 thousand during the six months ended June 30, 1997 and 1996, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements. Accrued expenses decreased $159 thousand and $131 thousand during the six months ended June 30, 1997 and 1996, respectively. The primary reason for these changes is the result of timing differences for accrued payroll expenses.

         Cash flows provided by operating activities was $7.3 million for the six months ended June 30, 1997. Cash was used to purchase property and equipment, pay quarterly distributions and reduce long-term debt.

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

         In the fall of 1996, the Company received a significant increase in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments have and should continue to increase the Company's cash flows from operations during 1997.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 1997 and 1996. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                   Three Months           Six Months
                                                                  Ended June 30,        Ended June 30,
                                                                  --------------        --------------
                                                                   1997    1996         1997     1996
                                                                   ----    ----         ----     ----
         Revenues:

              Oil and gas sales                                    96%        95%       97%        96%
              Well management and operating                         4          5         3          4
              Other                                                 -          -         -          -
                                                                  ---        ---       ---        ---
                  Total Revenues                                  100%       100%      100%       100%
         Expenses:
              Production costs                                     13%        17%       12%        13%
              Well management and operating                         2          3         2          2
              Depreciation, depletion and amortization             29         40        32         38
              General and administrative                           14         21        11         15
              Other                                                 -          1         1          1
              Income taxes                                          -       (  1)        -       (  1)
                                                                  ---        ---       ---        ---
                  Total Expenses                                   58         81        58         68
                                                                  ===        ===       ===        ===

         Earnings                                                  42%        19%       42%        32%
                                                                  ===        ===       ===        ===

         Revenues for the three and six months ended June 30, 1997 increased $932 thousand and $1,147 thousand, respectively, compared to the same periods in 1996. This increase was due primarily to an increase in oil and gas sales during the three and six months ended June 30, 1997 compared to the same periods in 1996.

         Oil and gas sales increased $928 thousand, or 40%, during the three months ended June 30, 1997 compared to the same period in 1996. Oil and gas sales increased $1,158 thousand, or 17%, during the six months ended June 30, 1997 compared to the same six month period in 1996. These increases are the result of increased production and higher gas prices during 1997 due to pricing adjustments contained in the East Ohio Gas Company contracts.

         Production costs increased slightly and depreciation, depletion and amortization remained relatively stable during the three and six months ended June 30, 1997 compared to the same periods in 1996.

         General and administrative expenses decreased $65 thousand, or 12%, and $90 thousand, or 9%, during the three and six months ended June 30, 1997, respectively, compared with the same periods in 1996. The primary reasons for these decreases were due to decreases in employee compensation and benefits.

         The Company reported net income of $1,405 thousand, an increase of $948 thousand, or 207%, during the three months ended June 30, 1997 compared to the same period in 1996. The Company reported net income of $3,461 thousand, an increase of $1,211 thousand, or 54%, during the six months ended June 30, 1997 compared to the same period in 1996.

Increases in oil and gas production and sales resulting from gas price adjustments were primarily responsible for these increases in net income.

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


                           Part II. Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Loan Modification Agreement dated June 16, 1997 between Bank One, N.A., Bank One Texas, N.A. and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.

         (b)      On July 3, 1997, the Registrant filed a current report on Form
                  8-K

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

                                                 EVERFLOW EASTERN PARTNERS, L.P.


                                                 By:  EVERFLOW MANAGEMENT COMPANY,
                                                      General Partner

                                                 By:  EVERFLOW MANAGEMENT CORPORATION
                                                      Managing General Partner


                                                 By:  /s/William A. Siskovic
                                                     -----------------------------------------------
August 12, 1997                                      William A. Siskovic
                                                     Vice President and Principal Accounting Officer
                                                     (Duly Authorized Officer)