Form 10-Q
period 1997-09-30
EVERFLOW EASTERN PARTNERS LP
filed 1997-11-13
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ___________________ .

Commission File Number 0-19279.



                         Everflow Eastern Partners, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                       0-19279               34-1659910
-----------------------------           ------------        -------------------
 (State or other jurisdiction           (Commission          (I.R.S. Employer
       of incorporation)                File Number)         Identification No.)



      585 West Main Street, P.O. Box 629, Canfield, Ohio            44406
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

Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996                                      F-1

Consolidated Statements of Income
         Three and Nine Months Ended September 30, 1997 and 1996                       F-3

Consolidated Statements of Partners' Equity
         Nine Months Ended September 30, 1997 and 1996                                 F-4

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997 and 1996                                 F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 1997 and December 31, 1996
                    ----------------------------------------



                                                   September 30,       December 31,
                                                       1997               1996
                                                   (Unaudited)          (Audited)
                                                   -----------          ---------

           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                           $     222,003       $    739,370
   Accounts receivable:
     Production                                         528,517          2,195,525
     Officers and employees                             682,344            929,457
     Joint venture partners                             362,106            539,852
   Other                                                 99,863             82,824
                                                  -------------       ------------
     Total current assets                             1,894,833          4,487,028

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                             101,457,207         98,321,815
   Pipeline and support equipment                       466,717            451,971
   Corporate and other                                1,136,973          1,025,175
                                                  -------------       ------------
                                                    103,060,897         99,798,961

   Less accumulated depreciation, depletion,
     amortization and write down                    (54,877,234)       (51,503,495)
                                                  -------------       ------------
                                                     48,183,663         48,295,466

OTHER ASSETS                                            408,526            405,843
                                                  -------------       ------------

                                                  $  50,487,022       $ 53,188,337
                                                  =============       ============



            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 1997 and December 31, 1996
                    ----------------------------------------



                                                 September 30,     December 31,
                                                     1997            1996
                                                  (Unaudited)      (Audited)
                                                  -----------      ---------

           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------


CURRENT LIABILITIES
   Current portion of long-term debt             $ 1,049,000      $    19,600
   Accounts payable                                  825,771        1,246,050
   Accrued expenses                                  138,547          298,980
                                                 -----------      -----------
       Total current liabilities                   2,013,318        1,564,630

LONG-TERM DEBT                                       465,970        4,386,234

DEFERRED INCOME TAXES                                278,000          278,000

COMMITMENTS AND CONTINGENCIES                              -                -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,207,651 and
       6,379,941 Units, respectively              47,219,026       46,471,094

GENERAL PARTNER'S EQUITY                             510,708          488,379
                                                 -----------      -----------
       Total partners' equity                     47,729,734       46,959,473
                                                 -----------      -----------

                                                 $50,487,022      $53,188,337
                                                 ===========      ===========


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

             Three and Nine Months Ended September 30, 1997 and 1996
             -------------------------------------------------------
                                   (Unaudited)


                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                 ----------------------------         -----------------------------
                                                    1997              1996               1997                1996
                                                    ----              ----               ----                ----

REVENUES
   Oil and gas sales                             $ 2,434,207       $  2,018,122       $ 10,382,160       $ 8,807,783
   Well management and operating                     108,451            103,362            385,196           391,034
   Other                                               1,074             13,428              3,764            16,232
                                                 -----------       ------------       ------------       -----------
                                                   2,543,732          2,134,912         10,771,120         9,215,049

DIRECT COST OF REVENUES
   Production costs                                  392,490            349,255          1,367,457         1,278,010
   Well management and operating                      67,977             53,760            219,278           202,889
   Depreciation, depletion and amortization          741,291            789,077          3,356,681         3,455,954
   Abandonment of oil and gas properties             320,000                -              320,000               -
                                                 -----------       ------------       ------------       -----------
       Total direct cost of revenues               1,521,758          1,192,092          5,263,416         4,936,853

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           399,124            443,150          1,348,928         1,482,914
                                                 -----------       ------------       ------------       -----------
       Total cost of revenues                      1,920,882          1,635,242          6,612,344         6,419,767
                                                 -----------       ------------       ------------       -----------

INCOME FROM OPERATIONS                               622,850            499,670          4,158,776         2,795,282

OTHER INCOME (EXPENSE)
   Interest income                                     8,754              6,091             31,909            21,888
   Interest expense                                  (34,125)           (69,491)          (132,594)         (191,216)
   Gain on sale of property
     and equipment                                     5,904                -                5,904               -
                                                 -----------       ------------       ------------       -----------

                                                     (19,467)           (63,400)           (94,781)         (169,328)
                                                 -----------       ------------       ------------       -----------

INCOME BEFORE INCOME TAXES                           603,383            436,270          4,063,995         2,625,954

PROVISION (CREDIT)
   FOR INCOME TAXES
   Current                                               -                  -                  -                 -
   Deferred                                              -              (30,000)               -             (90,000)
                                                 -----------       ------------       ------------       -----------
                                                         -              (30,000)               -             (90,000)
                                                 -----------       ------------       ------------       -----------

NET INCOME                                       $   603,383            466,270       $  4,063,995       $ 2,715,954
                                                 ===========       ============       ============       ===========

Allocation of Partnership Net Income
   Limited Partners                              $   596,927       $    461,465       $  4,021,540       $ 2,688,156
   General Partner                                     6,456              4,805             42,455            27,798
                                                 -----------       ------------       ------------       -----------
                                                 $   603,383       $    466,270       $  4,063,995       $ 2,715,954
                                                 ===========       ============       ============       ===========

Earnings per unit                                $       .10       $        .07       $        .64       $       .42
                                                 ===========       ============       ============       ===========


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Nine Months Ended September 30, 1997 and 1996
                  ---------------------------------------------
                                   (Unaudited)



                                                1997               1996
                                                ----               ----


EQUITY - JANUARY 1                          $ 46,959,473       $ 46,207,378

   Net income                                  4,063,995          2,715,954

   Cash distributions ($.375 per Unit)        (2,396,103)        (2,430,914)

   Repurchase Right - Units tendered            (897,631)          (238,964)
                                            ------------       ------------

EQUITY - SEPTEMBER 30                       $ 47,729,734       $ 46,253,454
                                            ============       ============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 1997 and 1996
                  ---------------------------------------------
                                   (Unaudited)

                                                                1997              1996
                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $ 4,063,995       $ 2,715,954
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                3,411,714         3,493,495
       Abandonment of oil and gas properties                     320,000               -
       (Gain) on sale of property and equipment                   (5,904)              -
       Deferred income taxes                                         -             (90,000)
       Changes in assets and liabilities:
         Accounts receivable                                   1,844,754         1,629,764
         Other current assets                                    (17,039)          (12,268)
         Other assets                                             (2,683)              982
         Accounts payable                                       (420,279)         (456,215)
         Accrued expenses                                       (160,433)          (13,468)
                                                             -----------       -----------
           Total adjustments                                   4,970,130         4,552,290
                                                             -----------       -----------
              Net cash provided by operating activities        9,034,125         7,268,244

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                   526,294           503,408
   Advances disbursed to officers and employees                 (279,181)         (231,240)
   Purchase of property and equipment                         (3,624,507)       (2,972,482)
   Proceeds on sale of property and equipment                     10,500               -
                                                             -----------       -----------
              Net cash used by investing activities           (3,366,894)       (2,700,314)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of Units                                          (897,631)         (238,964)
   Distributions                                              (2,396,103)       (2,430,914)
   Proceeds from issuance of long-term debt                    1,425,000         3,100,000
   Payments on long-term debt                                 (4,315,864)       (4,808,348)
                                                             -----------       -----------
              Net cash used by financing activities           (6,184,598)       (4,378,226)
                                                             -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                   (517,367)          189,704
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                        739,370           426,743
                                                             -----------       -----------
CASH AND EQUIVALENTS AT END OF
  THIRD QUARTER                                              $   222,003       $   616,447
                                                             ===========       ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                $   140,321       $   205,517
     Income taxes                                                    -                 -


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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations were 6,207,651 and 6,322,511 for the three and nine months ended September 30, 1997, and 6,379,941 and 6,415,343 for the three and nine months ended September 30, 1996, respectively.

                  E. Recently Issued Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is effective for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. Earnings per Unit computed in accordance with SFAS 128 is not expected to be materially different than earnings per Unit as currently reported by the Company.

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

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. Two of the notes, which have an aggregate balance of $389,970 and $405,834 at September 30, 1997 and December 31, 1996,
                  respectively, bear interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. A third note, which has a balance of $125,000 at September 30, 1997, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime until maturity. The notes require aggregate payments of principal and interest of approximately $5,600 per month.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)




Note 3.           Partners' Equity (Continued)

                  The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1996 calculation was $5.21 per Unit, net of the distributions ($.125 per Unit) made in January and April 1997.

                  The Company accepted an aggregate of 172,290 of its Units of limited partnership interest at $5.21 per Unit pursuant to the terms of the Company's Offer to Purchase dated April 30, 1997. The Offer expired in accordance with its terms on June 30, 1997. Immediately after the acceptance of the tendered Units by the Company, there were 6,207,651 Units outstanding.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



Note 3.           Partners' Equity (Continued)

                  Units repurchased pursuant to the Repurchase Right, for each of the last five years, are as follows:

                             Calculated                                                               Units
                             Price for                     Less                         # of       Out-standing
                             Repurchase   Premium        Interim          Net          Units        Following
                     Year         Right    Offered    Distributions   Price Paid    Repurchased     Repurchase
                     ----         -----    -------    -------------   ----------    -----------     ----------

                     1993       $4.60       $ -            $.250         $4.350         40,002       6,541,524
                     1994       $4.80       $ -            $.250         $4.550         26,958       6,514,566
                     1995       $4.72       $.28           $.375         $4.625         81,522       6,433,044
                     1996       $4.48       $.27           $.250         $4.500         53,103       6,379,941
                     1997       $5.46       $ -            $.250         $5.210        172,290       6,207,651

Note 4.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in October 1997 of $.125 per Unit to Unitholders of record on September 30, 1997. The distribution amounted to approximately $784,000.

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

Note 5.           Business Segments and Major Customers

                  The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to Article V of the East Ohio Contracts, the new adjusted base price will increase by $0.59 per MCF per contract beginning with the November 1997 production period. The majority of the Company's Natural gas production falls under the East Ohio Contracts.

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at September 30, 1997 and December 31, 1996:

                                                       September 30, 1997         December 31, 1996
                                                       ------------------         -----------------
         (Amounts in Thousands)                         Amount          %         Amount          %
         ----------------------                         ------          -         ------          -

         Working capital                             $(      118)       - %     $    2,922        6%
         Property and equipment (net)                     48,184       99           48,295       93
         Other                                               408        1              406        1
                                                          ------       --         --------      ---
             Total                                   $    48,474      100%      $   51,623      100%
                                                          ======      ===           ======      ===

         Long-term debt                              $       466        1%           4,386        8%
         Deferred income taxes                               278        1              278        1
         Partners' equity                                 47,730       98           46,959       91
                                                          ------     ----           ------      ---
              Total                                  $    48,474      100%      $   51,623      100%
                                                          ======      ===           ======      ===

         Working capital deficit of $118 thousand as of September 30, 1997 represented a decrease of $3.0 million from December 31, 1996. The primary reasons for this decrease in working capital were due to the Company's production receivable being substantially lower at September 30, 1997 versus December 31, 1996 and the Company's line of credit classified as current as of September 30, 1997 in the amount of $1.0 million. Seasonal gas production is responsible for the decrease in the Company's production receivable. The Company paid down $2.9 million of long-term debt during the nine months ended September 30, 1997. Management of the Company believes it can maintain a reduced level of long-term debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the Company's anticipated quarterly distributions. The Company borrowed $700 thousand during October 1997, under the Company's existing credit facility, to fund the payment of a quarterly distribution.

         The Company's cash flow from operations before the change in working capital increased $1.7 million, or 27%, during the nine months ended September 30, 1997 as compared to the same period in 1996. Changes in working capital other than cash and equivalents increased cash by $1.2 million and $1.1 million during the nine months ended September 30, 1997 and 1996, respectively. The reductions in accounts receivable of $1.8 million and $1.6 million at September 30, 1997 and 1996, respectively, compared to

December 31, 1996 and 1995 are primarily the result of lower production revenues receivable. Accounts payable decreased $420 thousand and $456 thousand during the nine months ended September 30, 1997 and 1996, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements. Accrued expenses decreased $160 thousand and $13 thousand during the nine months ended September 30, 1997 and 1996, respectively. The primary reason for these changes is the result of timing differences for accrued payroll expenses.

         Cash flows provided by operating activities was $9.0 million for the nine months ended September 30, 1997. Cash was used to purchase property and equipment, repurchase Units, pay quarterly distributions and reduce long-term debt.

         Additional borrowings for operations may be required during the fourth quarter due to the seasonal nature of the gas purchase agreements with The East Ohio Gas Company and the timing of revenue receipts associated with these agreements. Seasonal price reductions and production restrictions during the summer months will reduce operating revenues and consequently cash flows from operations during such periods.

         Management of the Company believes the existing revolving credit facility of $7,000,000 should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

         In October of 1997, the Company received notification of an increase in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company.

         These adjustments represent a $0.59 per MCF increase in the contract price for three of the Company's contracts beginning November 1997. The majority of the Company's natural gas production falls under these agreements. These pricing adjustments will increase the Company's cash flows and income from operations, beginning with November 1997 natural gas sales.

         Management of the Company believes that income from operations, plus the existing revolving credit facility of $7,000,000, should be sufficient to meet the funding and financing requirements of the Company for both the short and long term.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 1997 and 1996. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                 Three Months             Nine Months
                                                              Ended September 30,     Ended September 30,
                                                              -------------------     -------------------
                                                                1997       1996         1997     1996
                                                                ----       ----         ----     ----

         Revenues:

              Oil and gas sales                                    96%        94%       96%        96%
              Well management and operating                         4          5         4          4
              Other                                                 -          1         -          -
                                                                 ----       ----       ---        ---
                  Total Revenues                                  100%       100%      100%       100%
         Expenses:
              Production costs                                     15%        16%       13%        14%
              Well management and operating                         3          2         2          2
              Depreciation, depletion and amortization             29         37        31         38
              Abandonment of oil and gas properties                13          -         3          -
              General and administrative                           16         21        12         16
              Other                                                 1          3         1          2
              Income taxes                                          -      (   1)        -       (  1)
                                                                 ----       ----       ---        ---
                  Total Expenses                                   77         78        62         71
                                                                 ====       ====       ===        ===

         Earnings                                                  23%        22%       38%        29%
                                                                 ====       ====       ===        ===

         Revenues for the three and nine months ended September 30, 1997 increased $409 thousand and $1,556 thousand, respectively, compared to the same periods in 1996. These increases were due primarily to increases in oil and gas sales during the three and nine months ended September 30, 1997 compared to the same periods in 1996.

         Oil and gas sales increased $416 thousand, or 21%, during the three months ended September 30, 1997 compared to the same period in 1996. Oil and gas sales increased $1,574 thousand, or 18%, during the nine months ended September 30, 1997 compared to the same nine month period in 1996. These increases are primarily the result of higher gas prices during 1997 due to pricing adjustments contained in the East Ohio Gas Company contracts.

         Production costs increased $43 thousand, or 12%, during the three months ended September 30, 1997, compared to the same period in 1996. Production costs increased $89 thousand, or 7%, during the nine months ended September 30, 1997 compared to the same period in 1996. An increase in the number of productive properties during these periods is primarily responsible for these increases.

         Depreciation, depletion and amortization decreased $48 thousand, or 6%, during the three months ended September 30, 1997 compared to the same period in 1996. Depreciation, depletion and amortization decreased $99 thousand, or 3%, during the nine months ended September 30, 1997 compared to the same period in 1996.

         Abandonments of oil and gas properties increased $320 thousand during the three and nine months ended September 30, 1997 compared to the same periods in 1996. This increase was attributable to the write down and abandonment of oil and gas properties associated with leasehold prospects the Company has determined it will not likely develop.

         General and administrative expenses decreased $44 thousand, or 10%, during the three months ended September 30, 1997 compared with the same period in 1996. General and administrative expenses decreased $134 thousand, or 9%, during the nine months ended September 30, 1997 compared to the same period in 1996. The primary reasons for these decreases are due to timing differences in the Company's general and administrative expenses.

         Net other expense decreased $44 thousand, or 69%, during the three months ended September 30, 1997 compared to the same period in 1996. Net other expense decreased $75 thousand, or 44%, during the nine months ended September 30, 1997 compared to the same period in 1996. These decreases are the result of lower interest costs during 1997 from a reduced level of debt.

         The Company reported net income of $603 thousand, an increase of $137 thousand, or 29%, during the three months ended September 30, 1997 compared to the same period in 1996. The Company reported net income of $4,064 thousand, an increase of $1.3 million, or 50%, during the nine months ended September 30, 1997 compared to the same period in 1996. The increase in oil and gas sales was primarily responsible for the increases in net income during the three and nine months ended September 30, 1997.

         The Company has various gas purchase agreements with The East Ohio Gas Company. Pursuant to these agreements, the Company will receive an increase in the price received for natural gas production in the amount of $0.59 per MCF beginning in November 1997. The majority of the Company's natural gas production is subject to these agreements. As a result, Management expects an increase in natural gas sales for the remainder of 1997 and most of 1998, although no assurance can be given. The impact on the Company cannot fully be measured until actual production volumes are determined.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statements include price adjustments pursuant to the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the weather in the Northeast Ohio area.

                           Part II. Other Information


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b) On November 7, 1997, the Registrant filed a current report on Form 8-K relating to pricing adjustments under the Company's Agreements with The East Ohio Gas Company.

                                    SIGNATURE



         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1997            EVERFLOW EASTERN PARTNERS, L.P.


                                     By:  EVERFLOW MANAGEMENT COMPANY,
                                          General Partner

                                     By:  EVERFLOW MANAGEMENT CORPORATION
                                          Managing General Partner


                                     By:  /s/William A. Siskovic
                                         ---------------------------------------
                                         William A. Siskovic
                                         Vice President and Principal Accounting
                                         Officer
                                         (Duly Authorized Officer)