Form 10-K405
period 1997-12-31
EVERFLOW EASTERN PARTNERS LP
filed 1998-03-27
CIK 868082

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (330)533-2692

Securities registered pursuant to Section 12(b) of the Act.

                                                  NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                         ON WHICH REGISTERED

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         There are 4,819,641 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 1997. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

        Except as otherwise indicated, the information contained in this Report is as of December 31, 1997.

                                     PART I
                                     ------


ITEM 1.         BUSINESS
------------------------

INTRODUCTION

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

                  SUBSIDIARIES. The Company has three subsidiaries. EEI was organized as an Ohio corporation in February, 1979 and, since the consummation of the Exchange Offer, has been a wholly-owned subsidiary of the Company. EEI is engaged in the business of drilling, developing and operating oil and gas properties and acting as the general partner or sponsor of the Programs. Prior to the consummation of the Exchange Offer, EEI had acted as general contractor in the drilling and completion of more than 550 wells and had served as operator of more than 650 producing wells, the substantial majority of which are located in the State of Ohio.

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

                  A-1 Storage of Canfield, Ltd. ("A-1 Storage") was organized as an Ohio limited liability company in late 1995 and is 99% owned by the Company and 1% owned by EEI. A-1 Storage's business includes leasing of office space to the Company as well as rental of storage units to non-affiliated parties.

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

                  The Company's operations since February 1991, following consummation of the Exchange Offer, primarily involve the production and sale of oil and gas from the properties acquired pursuant to the Exchange Offer and the drilling and development of an additional 200 (net) wells. The Company serves as the operator of approximately 68% of the gross wells and 77% of the net wells which comprise the Company's properties.

                  The Company expects to hold its producing properties acquired pursuant to the Exchange Offer until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may from time to time sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

                  BUSINESS PLAN. The Company intends to conduct its business to enable it to maintain and possibly expand its reserve base. In order to further this plan, the Company primarily intends to acquire and subsequently drill and develop non-producing oil and gas properties and possibly acquire producing oil and gas properties. Based on the current costs of drilling and development activities, the current prices of oil and gas, and EEI's historical experience with regard to finding oil and gas in commercially productive quantities as well as estimates for such costs, prices and success rates in the immediate future, the Company estimates it will need to acquire and drill approximately 20 to 30
(net) wells each year to maintain and possibly expand its reserve base. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                  ACQUISITION OF PROSPECTS. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which Everflow Management Company will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an ongoing basis. The Company may also acquire leases from third parties. Historically, EEI generated approximately 90% of the prospects which were drilled by the Programs. The Company expects EEI's ability to generate drilling prospects internally to continue in order to further the Company's activities. EEI's current leasehold inventory consists of approximately 121 prospects in various stages of maturity representing approximately 2,200 net acres under lease.

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

                  FUNDING FOR ACTIVITIES. The Company finances its current operations and proposed undeveloped leasehold acquisition activities through cash generated from operations and the proceeds of borrowings. Prior to the Exchange Offer, EEI relied upon the formation of investor drilling programs to fund a portion of its operations; but to date, the Company has elected not to pursue such activities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations."

                  The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI has a revolving credit facility with Bank One, National Association, pursuant to which it had borrowed up to $4,100,000 in 1997 with a principal indebtedness of $2,400,000 outstanding as of March 20, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

                  The Company has a substantial amount of oil and gas reserves which have not been pledged as collateral for its existing loans. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 1997, which aggregate $46,094,000 (Standardized Measure of Discounted Future Net Cash Flows) with $4,100,000 of bank debt under the revolving credit facility (as of such date).

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

                  The price of crude oil has decreased since the end of the conflict in the Persian Gulf in March 1991, dropping from a high of $28.50 per barrel in January 1991 to $13.50 in December 1993 and $14.25 in December 1997. As of March 20, 1998 the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $11.00 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent prices which the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

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

                  NATURAL GAS. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. During the past several years, there has been a surplus of natural gas available for delivery to pipelines and other purchasers. This oversupply, reduced demand due to economic conditions and several mild winters have resulted in volatility in prices for natural gas throughout the U.S., including the Appalachian Basin. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. Certain of the wells acquired by the Company in the Exchange Offer have been subject to these limited, seasonal shut-ins and restrictions.

                  Prior to the execution of the East Ohio Contracts (discussed below), EEI's historical practice had been to generally sell natural gas pursuant to various purchase contracts with a number of natural gas brokerage firms, pipeline companies or end-user customers. The provisions of these contracts, both as to term and price, varied significantly. The term of these contracts varied from short term, month-to-month arrangements up to the life of a particular well. Most of these natural gas purchase contracts were for a term of one year, expiring each October, and enabled the purchaser to renew the contracts for additional one-year terms during the fourth quarter of the year. Pricing provisions varied materially among the contracts.

                  The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of the Company's principal East Ohio Contracts at December 31, 1997 follows:

  Contract            Period         Number            Required            Shut-In             Limitation
    Date              Covered       of Wells           Purchases          Provisions           Provisions
  --------            -------       --------           ---------          ----------           ----------

   9/3/91           11/91-10/01        438          275 days/year        Maximum of           May-Oct. - 50%
                                                                         60 days (Nov.-       of production
                                                                         April)               from prior 6
                                                                                              month period

   3/10/94           4/94-3/00          49          275 days/year        Maximum of           May-Oct. - 50%
                                                                         60 days (Nov.-       of production
                                                                         April)               from prior 6
                                                                                              month period

   8/10/94          11/94-10/00         28          Nov.-March           April-Oct.           Shut-in provisions





                                                       NET PRICE PER MCF
            ------------------------------------------------------------------------------------------------------
                 Initially                                       Adjusted Prices
  Contract  ---------------------  -------------------------------------------------------------------------------
   Date     Nov.-April    May-Oct.    11/95-4/96   5/96-10/96      11/96-4/97 5/97-10/97   11/97-4/98   5/98-10/98
   ----     ----------    -------     ----------   ----------      ---------- ----------   ----------   ----------
   9/3/91       $2.85      $2.22         $2.84        $2.21         $3.31        $2.68        $3.90        $3.27
  3/10/94       $2.98      $2.28         $2.48        $1.78         $2.95        $2.25        $3.54        $2.84
  8/10/94       $3.08        N/A         $2.82          N/A         $3.55          N/A        $4.14          N/A


                  As detailed above, the price paid for natural gas purchased under the East Ohio Contracts varies with the production period. Pricing under the East Ohio Contracts is adjusted annually (after the first adjustment), up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. Additionally, the August 10, 1994 contract provides for a price cap equal to the quarterly GCR, which amounted to $4.20,

$4.05 and $3.00 in November 1997, 1996 and 1995, respectively. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge.

                  In addition to the East Ohio Contracts described above, the Company has various short-term contracts (covering production from 59 gross wells at December 31, 1997) which have a primary term of one year. Forty of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $2.70 to $2.95 per MCF. The remaining nineteen wells are covered by a variable rate contract that provides for the sale of the Company's gas based on a monthly NYMEX settlement, with no floor price provisions, plus $.52 per MCF (including transportation allowances). There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices."

                  For the year ended December 31, 1997, with the exception of The East Ohio Gas Company, which purchased approximately 80% of the Company's natural gas production in 1997, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that East Ohio will be the only material natural gas customer for 1998.

SEASONALITY

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

                  The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas and the continued oversupply of domestic natural gas has, at times, resulted in a curtailment in exploration for and development of oil and gas properties.

                  There is also extensive competition in the market for gas produced by the Company. Increases in worldwide energy production capability and decreases in energy consumption as a result of conservation efforts have brought about substantial surpluses in energy supplies in recent years. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, at times there has been volatility in oil and gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "Marketing" above.

                  In light of these developments, many producers have accepted prices that are lower than those previously prevailing to sell their production. As a consequence, gas prices, which were once effectively determined by government regulations, are now influenced largely by the effects of competition. Competitors in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies.

REGULATION OF OIL AND GAS INDUSTRY

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

                  The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the "FERC") under the Natural Gas Act of 1938 ("NGA"). The wellhead price of natural gas is also regulated by FERC under the authority of the Natural Gas Policy Act of 1978 ("NGPA"). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, FERC recently has adopted and proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority will be sold to The East Ohio Gas Company as discussed earlier.

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

                  Regulation of the production, transportation and sale of oil and gas by federal and state agencies has a significant effect on the Company and its operating results. Certain states, including Ohio and Pennsylvania, have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning the spacing of wells.

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

EMPLOYEES

                  As of March 20, 1998, the Company (either directly or indirectly through EEI) had 27 full-time employees. These employees primarily are engaged in the following areas of business operations: six in land and lease acquisition, seven in field operations, seven in accounting, and seven in administration.

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

                  PROVED RESERVES.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 1997.

                                                               Oil (BBLS)               Gas (MCF)
                                                               ----------              ----------
                  Proved Developed                              822,000                40,657,000
                  Proved Undeveloped                                 -                         -
                                                                 ------                       --
                  Total                                         822,000                40,657,000
                                                               =========               ==========

                  ---------------------------
                  (1) The Company has not determined proved reserves associated with its proved undeveloped acreage. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements (page F-21.)


                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.(1) The following table summarizes as of December 31, 1997, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                                                       (Thousands)
                                                                                        ---------

                  Future cash inflows from sales of oil and gas                     $     124,466
                  Future production and development costs                                  48,085
                  Future income tax expense                                                 1,885
                                                                                        ---------

                  Future net cash flows                                                    74,496
                  Effect of discounting future net cash flows
                      at 10% per annum                                                     28,402
                                                                                       ----------
                  Standardized measure of discounted future
                      net cash flows                                                $      46,094
                                                                                       ==========

               -----------------------
                  (1) See the Notes to the Financial Statements for additional information (pages F-19 to F-23).

                  PRODUCTION. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                                               Average
                            Production                       Sales Price
                    ---------------------------         ----------------------        Average Lifting Cost
                    Oil (BBLS)        Gas (MCF)         Per BBL        Per MCF        Per Equivalent MCF(1)
                    ----------        ---------         -------        -------        ---------------------

     1997             126,000           4,322,000       $ 17.10        $ 3.07             $ .48
     1996             112,000           4,264,000         19.88          2.78               .44
     1995             107,000           4,259,000         16.68          2.86               .41

     ----------------------
     (1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).


                  PRODUCTIVE WELLS. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 1997.



                               Gross Wells                                  Net Wells
                    ----------------------------------------------------------------------------
                            (1)        (1)                              (1)              (1)
                       Oil         Gas        Total               Oil          Gas        Total
                    ----------------------------------------------------------------------------
                       81         1,028       1,109               46           646         692

                    ------------------------
                    (1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.


                  ACREAGE. The Company had 46,629 gross developed acres and 32,013 net developed acres as of December 31, 1997. Developed acreage is that acreage assignable to productive wells. The Company had approximately 2,200 gross and net undeveloped acres as of December 31, 1997.

                  DRILLING ACTIVITY. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

                                                           Development Wells(1)
                                         -------------------------------------------------------------
                                                 Productive                             Dry
                                         ---------------------------         -------------------------
                                           Gross              Net              Gross             Net
                                         ---------          --------         ---------         -------

                    1997                     35             19.80                -                -
                    1996                     40             23.39                1               .23
                    1995                     49             30.19                -                -

                    -------------------------
                    (1) All wells are located in the United States. All wells are development wells; no exploratory wells were drilled.


                  PRESENT ACTIVITIES. The Company has drilled 6 gross and 3.2 net development wells since December 31, 1997. As of March 20, 1998, the Company had one gross and 0.9 net wells in the process of being drilled.

                  DELIVERY COMMITMENTS. The Company entered into various East Ohio contracts with East Ohio which, subject to certain restrictions and adjustments, obligates East Ohio to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise more than 80% of the Company's net gas production.

ITEM 3.         LEGAL PROCEEDINGS
---------------------------------

                  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------

                  During the fourth quarter of the fiscal year ended December 31, 1997, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

MARKET

                  There is currently no established public trading market for the Company's Units of Limited Partnership. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 1998, there were 6,207,651 Units of limited partnership interest held by 1,652 holders of record.

DISTRIBUTION HISTORY.

                  The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. Based upon the current number of Units outstanding, each quarterly distribution is expected to be approximately $784,000. The Company currently intends to make quarterly distributions in April, July and October 1998.

REPURCHASE RIGHT.

                  The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 81,522, 53,103 and 172,290 of its Units of limited partnership interest at a price of $4.625, $4.50, and $5.21 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 1995, 1996 and 1997, respectively. See Note 3 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

                                                                Year Ended December 31,
                                      --------------------------------------------------------------------------

                                          1997             1996          1995             1994           1993
                                      --------------------------------------------------------------------------

Revenue . . . . . . . . . . . . . .     $15,932,197    $14,557,405     $14,478,954    $15,363,555    $14,220,201
Net Income . . . . . . . . . . . . .      5,696,407      4,227,854       5,247,086      5,915,578      4,966,312
Net Income Per Unit . . . . . . . .             .90            .65             .80            .90            .75
Total Assets  . . . . . . . . . . .      54,760,106     53,188,337      52,756,474     50,454,294     48,652,536
Debt(1). . . . . . . . . . . . . . .      4,589,143      4,405,834       4,718,207      3,800,000      4,500,000
Cash Distributions Per Unit . . . .             .50            .50             .50            .50            .50

--------------------------
(1) Debt includes the Company's long-term debt and borrowings under the Company's revolving credit facility.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION

                  Working capital deficit of $1.6 million as of December 31, 1997 represented a $4.5 million decrease from December 31, 1996 due primarily to the Company's $4.1 million
                                      -16-
borrowings under its new revolving credit facility being classified as current compared to prior year borrowings of $4.0 million being classified as long-term. In June 1997, the Company entered into this new revolving credit facility which replaced all prior credit agreements. The new facility provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 1998. The Company anticipates renewing the facility on a year to year basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. The Company paid down $4.3 million of debt under the revolving credit facilities during 1997, most of which was paid during the winter and spring months when cash flows from production were higher. The Company borrowed $4.4 million under its revolving credit facilities during 1997. These borrowings were used to pay for the funding of the Company's investment in the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 172,290 Units at a price of $5.21 per Unit, or $897,631, on June 30, 1997. The Company also used its credit facility to make quarterly Cash Distributions during the summer and fall months. The Company expects to continue to pursue its long-term objective of developing oil and gas properties without jeopardizing the Company's ability to meet such commitments as a result of production restrictions caused by the seasonal nature of the Company's gas purchase agreements with The East Ohio Gas Company.

                  The following table summarizes the Company's financial position at December 31, 1997 and December 31, 1996:

         (Amounts in Thousands)                           December 31, 1997              December 31, 1996
                                                     ---------------------------    ----------------------
                                                           Amount         %               Amount         %
                                                     ---------------------------    ----------------------

         Working capital                             $  (    1,576)      (3)%       $       2,922        6%
         Property and equipment (net)                       50,240      102                48,295       93
         Other                                                 503        1                   406        1
                                                            ------    -----               -------    -----
              Total                                     $   49,167      100%        $      51,623      100%
                                                            ======    =====               =======    =====

         Long-term debt                                 $      461        1%        $       4,386        8%
         Deferred income taxes                                 128        -                   278        1
         Partners' equity                                   48,578       99                46,959       91
                                                            ------     ----                ------     ----
              Total                                     $   49,167      100%        $      51,623      100%
                                                            ======     ====                ======     ====

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

         The Company generated almost all of its cash sources from operating activities. During the years ended 1997 and 1996, cash provided by operations was used to fund the development of additional oil and gas properties and distributions to partners.

                  The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 1997 and 1996:


(Amounts in Thousands)                                        1997                                 1996
                                               -------------------------------------------------------------------
                                                   Dollars               %             Dollars                %
                                               -------------------------------------------------------------------
Operating Activities:
     Net income before adjustments             $       5,696            48%         $       4,228           42%
     Adjustments                                       5,692            48                  5,921           58
                                                  ----------    ----------             ----------    ---------
     Cash flow from operations
       before working capital
       changes                                        11,388            96                 10,149          100
     Changes in working capital                          315             3             (      648)   (       6)
                                                  ----------    ----------              ---------     --------
     Net cash provided by
       operating activities                           11,703            99                  9,501           94

Investing Activities:
     Proceeds received on receivables
       from officers and employees                       637             5                    518            5
     Advances disbursed to officers
       and employees                              (      719)   (        6)            (      477)   (       5)
     Purchase of property and
       equipment                                  (    7,809)   (       66)            (    5,509)   (      54)
     Proceeds on sale of property
       and equipment                                      23             -                     68            1
                                                  ----------    ----------             ----------    ---------
     Net cash (used) by investing
       activities                                 (    7,868)   (       67)            (    5,400)   (      53)

Financing Activities:
     Distributions                                (    3,180)   (       27)            (    3,237)   (      32)
     Repurchase of Units                          (      898)   (        8)            (      239)   (       2)
     Long-term debt issuance                           4,500            38                  4,500           44
     Long-term debt repayments                    (    4,317)   (       36)            (    4,812)   (      48)
                                                   ---------     ---------              ---------     --------
     Net cash (used) by financing
       activities                                 (    3,895)   (       33)            (    3,788)   (      38)
                                                   ---------     ---------              ---------     --------

Increase (decrease) in cash
     and equivalents                              (       60)   (        1)                   313            3


Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

                  As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 1997 represented 96% of total cash sources as compared with 100% during the twelve months of 1996. Changes in working capital other than cash and equivalents increased cash by $315 thousand and decreased cash by $648 thousand during 1997 and 1996, respectively. The decrease in accounts receivable at December 31, 1997 compared to December 31, 1996 is the result of lower oil prices and lower production volumes resulting in lower production revenues receivable as of December 31, 1997. Total production revenues receivable as of December 31, 1997 amounted to $2.0 million compared to $2.2 million at December 31, 1996. In addition, accounts receivable from joint venture partners decreased $261 thousand from $540 thousand in 1996 to $279 thousand in 1997.

                  The Company's cash flows used by investing activities increased $2.5 million, or 46%, during 1997 as compared with 1996. The Company's cash flows used by investing activities decreased $2.9 million, or 35%, during 1996 as compared with 1995. The primary reason for the increase in cash flows used by investing activities in 1997 was the increase in the purchase of property and equipment. The purchase of property and equipment increased $2.3 million, or 42%, during 1997 as compared with 1996. In addition to the drilling and development of 20 net wells during 1997, the Company made prepayments on undrilled wells of $1.3 million and purchased producing properties of $1.1 million. The primary reason for the decrease in 1996 was due to the Company's decreased activity in the purchase of property and equipment. The purchase of property and equipment decreased $2.8 million, or 34%, during 1996 as compared with 1995. The Company drilled and developed 23 net wells during 1996, compared with 30 net wells in 1995.

                  The Company's cash flows used by financing activities increased $100 thousand, or 3%, during 1997 as compared with 1996. The primary reason for this increase was that payments on the Repurchase of Units increased $659 thousand during 1997 and payments on long-term debt decreased $495 thousand to $4.3 million during 1997. The Company's cash flows used by financing activities increased $1.0 million, or 38%, during 1996 as compared with 1995. The primary reason for this increase was that payments on long-term debt increased $611 thousand to $4.8 million during 1996, and proceeds from the issuance of long-term debt decreased $620 thousand to $4.5 million during 1996. The Company had a decrease in the repurchase of Units pursuant to the Repurchase Right of $138 thousand during 1996.

                  The Company's ending cash and equivalents balance of $680 thousand at December 31, 1997, as well as ongoing monthly operating cash flows should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 1998. The Company has paid a quarterly distribution every quarter since July 1991. Total cash distributions are estimated to be $784 thousand per quarter ($.125 per Unit).

                  Capital expenditures for the development of oil and gas properties in the Company and the acquisition of undeveloped leasehold acreage continue to be ongoing priorities of the Company. The Company drilled or participated in the drilling of an additional 35 drillsites in 1997. The Company's share of these drillsites amounts to 19.8 net developed wells. The

Company also made prepayments of intangible drilling costs on 14 gross and 9.9 net wells to be drilled by March 31, 1998. Proved reserves associated with the prepaid wells have not been determined. The Company's share of proved gas reserves has decreased by 358 thousand MCF's, or 1%, between December 31, 1996 and 1997, while proved oil reserves have decreased by 90 thousand barrels, or 10%, between December 31, 1996 and 1997. The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of
4.1 million MCF's of natural gas versus 78 thousand barrels of crude oil during 1997. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves decreased by $4.4 million between December 31, 1996 and 1997. The primary reasons for this decrease was a significant decrease in 1997 oil prices and downward revision of previous gas and oil reserve estimates. Management of the Company believes the Company should be able to drill or participate in the drilling of 20 to 30 net wells each year for the next few years. Management believes it is necessary to meet this annual objective in order to maintain its reserve base. At the point where the Company can no longer generate adequate and sufficient drillsite locations, debt reductions and/or additional distributions to partners may be made by the Company at the discretion of management.

                  The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 172,290, 53,103 and 81,522 Units during 1997, 1996 and 1995 pursuant to the Repurchase Right at a price of $5.21, $4.50 and $4.625 per Unit, respectively. The Company borrowed against its credit facility to meet such obligations and would expect to do so again in 1998. The Repurchase Right to be conducted in 1998 will result in Unitholders being offered a price of $4.99 per Unit. The Company estimates it would need to borrow $3.1 million in the event the 1998 offering pursuant to the Repurchase Right is fully subscribed.

                  In the fall of 1997, there was a significant increase in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments should increase the Company's cash flows from operations during 1998, assuming similar production levels. Recent oil prices have declined considerably and will reduce the Company's cash flows from oil production should pricing levels remain at such levels.

RESULTS OF OPERATIONS

                  The following table and discussion is a review of the results of operations of the Company for the twelve months ended December 31, 1997, 1996 and 1995. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                           Year Ended December 31,
                                                                  -----------------------------------------
                                                                   1997             1996              1995
                                                                  -----------------------------------------
Revenues:
     Oil and gas sales                                               97%              97%               96%
     Well management and operating                                    3                3                 4
                                                                   ----             ----             -----
         Total Revenues                                             100              100               100
Expenses:
     Production costs                                                15               15                14
     Well management and operating                                    1                1                 2
     Depreciation, depletion and amortization                        33               35                34
     Abandonment and write down
         of oil and gas properties                                    3                5                 1
     General and administrative                                      12               13                13
     Other                                                            1                2                 1
     Income taxes                                                (    1)                 -          (    1)
                                                                     --             ------           -----
         Total Expenses                                              64               71                64
                                                                    ---              ---              ----
Net income                                                           36%              29%               36%
                                                                    ===             ====              ====


                  Revenues for the year ended December 31, 1997 increased $1.4 million, or 9%, compared to the same period in 1996. Revenues for the year ended December 31, 1996 increased $78 thousand, or 1%, compared to the same period in 1995. These increases were due primarily to changes in oil and gas sales between the periods involved.

                  Oil and gas sales increased $1.3 million, or 10%, from 1996 to 1997. The primary reason for this increase was the result of higher gas prices and increased production volumes for both oil and natural gas. Effective with the November 1997 production period, the price received for natural gas covering a majority of the Company's gas production was increased by $.59 per MCF pursuant to the terms of the gas purchase agreements with The East Ohio Gas Company. In addition, the Company's gas production increased by 58 thousand MCF and oil production increased by 14 thousand barrels from 1996 to 1997. Oil and gas sales increased $109 thousand, or 1%, from 1995 to 1996. The primary reason for this increase in oil and gas sales between 1995 and 1996 was an increase in oil production and oil prices. Effective with the November 1996 production period, the price received for natural gas under the majority of these agreements was increased by $.47 per MCF pursuant to the terms of the gas purchase agreements with The East Ohio Gas Company. In addition, the Company's gas production increased by 5 thousand MCF from 1995 to 1996.

                  Production costs increased $235 thousand, or 11%, between 1996 and 1997. The primary reasons for this increase include increased operating costs relating to older wells and the Company's increasing costs due to placing newly drilled wells into production. Depreciation, depletion and amortization increased $131 thousand, or 3%, between 1996 and 1997. This increase was the result of an increase in wells placed into production and the downward revision of reserve estimates on certain properties. Production costs increased $160 thousand, or 8%, and depreciation, depletion and amortization increased $257 thousand, or 5%, between 1995 and 1996. The increase in oil and gas production and sales and operating costs associated with new wells drilled are the primary reasons for the increase in production costs from 1995 to 1996.

                  Well management and operating revenues increased $35 thousand, or 7%, from 1996 to 1997. Well management and operating revenues increased as a result of increasing the operating fee on operated wells during 1997. Well management and operating costs decreased $75 thousand, or 36%, from 1996 to 1997. The reason for the decrease in well management and operating costs was due to the purchase of oil and gas properties by the Company which previously were only operated by the Company. These purchases during 1996 and 1997 decreased the third party share of oil and gas properties managed and operated by the Company. Well management and operating revenues decreased $33 thousand, or 7%, from 1995 to 1996. Well management and operating costs decreased $78 thousand, or 27%, from 1995 to 1996.

                  Abandonments and write downs of oil and gas properties decreased $148 thousand between 1996 and 1997 and increased $534 thousand between 1995 and 1996. These fluctuations were attributable to the write down of oil and gas properties, abandonments of oil and gas properties and leasehold impairments. During 1997, the Company wrote down oil and gas properties by approximately $199,000 to provide for impairment on certain of its oil and gas properties. The Company also recognized leasehold impairment provisions of approximately $325,000 in 1997. During 1996, the Company wrote down oil and gas properties by approximately $262,000 to provide for impairment on certain of its oil and gas properties. Additionally, in 1996, the Company wrote off approximately $210,000 of costs associated with an unsuccessful and abandoned water flood project.

                  General and administrative expenses increased $21 thousand, or 1%, between 1996 and 1997, while they decreased $37 thousand, or 2%, between 1995 and 1996. These relatively minor changes in general and administrative expenses reflect the Company's ability to maintain the level of administrative costs associated with the consolidated structure of the Company since the Exchange Offer. Management believes the Company can maintain the current level of overhead and related expenses.

                  Net other expenses decreased $117 thousand, or 49%, between 1996 and 1997. This decrease was partly attributed to a decrease in interest expense resulting from lower interest rates and a reduction in the level of outstanding debt relating to the Company's revolving credit facility. In addition, the Company recognized a decrease in its loss on the sale of oil and gas properties during 1997 compared with 1996. Net other expenses increased $81 thousand, or 51%, between 1995 and 1996. The increase between 1995 and 1996 was primarily attributable to increases in interest expense and the loss on sale of oil and gas properties. Interest expense increased due to an increase in the average outstanding debt relating to the Company's revolving credit facility and additional interest expense as a result of the Company's mortgage notes.

                  Income tax expense attributable to EEI decreased $140 thousand between 1996 and 1997 and increased $180 thousand between 1995 and 1996. These changes are due to the effect of timing adjustments as they relate to the taxable income of EEI. The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss allocable to EEI, is allocated directly to its respective partners.

                  Net income increased $1,469 thousand, or 35%, between 1996 and 1997. The increase was primarily the result of an increase in oil and gas sales. Net income decreased $1,019 thousand, or 19%, between 1995 and 1996. The decrease resulted from increased costs, including production costs, depreciation, depletion and amortization, abandonment and write down costs and income tax expense. Net income represented 36%, 29% and 36% of total revenues during the years ended December 31, 1997, 1996 and 1995, respectively.

NEW ACCOUNTING STANDARDS

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

                  In February 1997, SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information About Capital Structure," were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The effect of adoption of the new standards was not significant.

                  In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company expects that comprehensive income will not differ materially from net income.

                  In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers. The Company must adopt SFAS 131 no later than December 31, 1998. The Company believes that the effect of adoption will not be material.

INFLATION AND CHANGES IN PRICES

                  While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin during the Persian Gulf crisis ranged from a low of $18.00 per barrel on July 30, 1990 to a high of $37.50 per barrel on October 13, 1990. The price of oil in the Appalachian Basin more recently has ranged from a low of $11.00 per barrel currently in March 1998 to a high of $23.50 in January 1997. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since only 10% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 1997 are comprised of oil reserves.

                  The various gas purchase agreements with The East Ohio Gas Company negotiated since 1991 had provided an increase in the average gas price obtained from the Company's natural gas sales through 1994. The average price of gas during 1994 and 1993 amounted to $3.04 and $2.80 per MCF, respectively, a $0.24 and $0.12 increase over 1993 and 1992. The amount of the annual price adjustment applicable to the first price adjustment in the Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company beginning November 1993 was an increase of $.55 per MCF. The amount of the annual price adjustment beginning November 1994 was a decrease of $.06 per MCF. The average price of gas during 1995 amounted to $2.86 per MCF, an $.18 decrease compared to 1994. The November 1995 annual price adjustment was a decrease of $.50 per MCF. The average price of gas during 1996 amounted to $2.78 per MCF, an $.08 decrease compared to 1995. The November 1996 annual price adjustment was an increase of $.47 per MCF. The average price of gas during 1997 amounted to $3.07 per MCF, a $.29 increase compared to 1996. The November 1997 annual price adjustment was an increase of $.59 per MCF. These adjustments to the price of gas were based on 80% of the increase or decrease in The East Ohio Gas Company's Gas Cost Recovery rates ("GCR") as specified in the contracts.

                  The Company's Standardized Measure of Discounted Future Net Cash Flows decreased by $4.4 million from December 31, 1996 to December 31, 1997 and increased by $8.7 million from December 31, 1995 to December 31, 1996. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included on page F-22 of the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------------------------------------------------
         ABOUT MARKET RISK
         -----------------
                  Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

                  See attached pages F-1 to F-23.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

                  Not applicable.

                        EVERFLOW EASTERN PARTNERS, L. P.

                       1997 CONSOLIDATED FINANCIAL REPORT

                        EVERFLOW EASTERN PARTNERS, L. P.

                                    CONTENTS


--------------------------------------------------------------------------------

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

                          Independent Auditors' Report
                          ----------------------------


To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio


         We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 17, 1998

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                           --------------------------




                                                                       1997                 1996
                                                                       ----                 ----
           ASSETS
           ------


CURRENT ASSETS
    Cash and equivalents                                            $    679,531        $    739,370
    Accounts receivable:
      Production                                                       1,984,366           2,195,525
      Officers and employees                                           1,011,203             929,457
      Joint venture partners                                             278,641             539,852
    Other                                                                 63,418              82,824
                                                                    ------------        ------------
          Total current assets                                         4,017,159           4,487,028

PROPERTY AND EQUIPMENT
    Proved properties (successful efforts accounting method)         105,080,039          98,321,815
    Pipeline and support equipment                                       466,717             451,971
    Corporate and other                                                1,115,969           1,025,175
                                                                    ------------        ------------
                                                                     106,662,725          99,798,961
    Less accumulated depreciation, depletion, amortization
      and write down                                                  56,422,935          51,503,495
                                                                    ------------        ------------
                                                                      50,239,790          48,295,466

OTHER ASSETS                                                             503,157             405,843



                                                                    ------------        ------------

                                                                    $ 54,760,106        $ 53,188,337
                                                                    ============        ============


   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996
                           --------------------------



                                                                         1997               1996
                                                                         ----               ----
           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------


CURRENT LIABILITIES
    Current portion of long-term debt                                $    27,936        $    19,600
    Revolving credit facility                                          4,100,000                  -
    Accounts payable                                                   1,207,268          1,246,050
    Accrued expenses                                                     257,893            298,980
                                                                     -----------        -----------
        Total current liabilities                                      5,593,097          1,564,630

LONG-TERM DEBT, NET OF CURRENT PORTION
    Term debt                                                            461,207            386,234
    Revolving credit facility                                                  -          4,000,000
                                                                     -----------        -----------
                                                                         461,207          4,386,234

DEFERRED INCOME TAXES                                                    128,000            278,000

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE
    RIGHT
      Authorized - 8,000,000 units
      Issued and outstanding - 6,207,651 and 6,379,941 units,
        respectively                                                  48,058,020         46,471,094

GENERAL PARTNER'S EQUITY                                                 519,782            488,379
                                                                     -----------        -----------
         Total partners' equity                                       48,577,802         46,959,473
                                                                     -----------        -----------
                                                                     $54,760,106        $53,188,337
                                                                     ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1997, 1996 and 1995
                  --------------------------------------------



                                                             1997                  1996                1995
                                                             ----                  ----                ----
REVENUES
    Oil and gas sales                                    $ 15,418,755         $ 14,078,491         $ 13,969,378
    Well management and operating                             510,039              474,851              507,873
    Other                                                       3,403                4,063                1,703
                                                         ------------         ------------         ------------
                                                           15,932,197           14,557,405           14,478,954

DIRECT COST OF REVENUES
    Production costs                                        2,427,124            2,192,349            2,032,706
    Well management and operating                             132,531              207,951              286,206
    Depreciation, depletion and amortization                5,287,066            5,155,681            4,898,667
    Abandonment and write down of oil and gas
      properties                                              523,513              671,992              137,587
                                                         ------------         ------------         ------------
          Total direct cost of revenues                     8,370,234            8,227,973            7,355,166

GENERAL AND ADMINISTRATIVE EXPENSE                          1,891,515            1,870,646            1,907,188
                                                         ------------         ------------         ------------
         Total cost of revenues                            10,261,749           10,098,619            9,262,354
                                                         ------------         ------------         ------------

INCOME FROM OPERATIONS                                      5,670,448            4,458,786            5,216,600

OTHER INCOME (EXPENSE)
    Interest income                                            86,226               78,668               71,516
    Interest expense                                         (219,896)            (262,659)            (218,496)
    Gain (loss) on sale of property and equipment               9,629              (56,941)             (12,534)
                                                         ------------         ------------         ------------
                                                             (124,041)            (240,932)            (159,514)
                                                         ------------         ------------         ------------

INCOME BEFORE INCOME TAXES                                  5,546,407            4,217,854            5,057,086

PROVISION (CREDIT) FOR INCOME TAXES
    Deferred                                                 (150,000)             (10,000)            (190,000)
                                                         ------------         ------------         ------------

NET INCOME                                               $  5,696,407         $  4,227,854         $  5,247,086
                                                         ============         ============         ============


Allocation of Partnership Net Income
    Limited Partners                                     $  5,636,318         $  4,184,053         $  5,193,251
    General Partner                                            60,089               43,801               53,835
                                                         ------------         ------------         ------------

                                                         $  5,696,407         $  4,227,854         $  5,247,086
                                                         ============         ============         ============

Earnings per unit                                        $        .90         $        .65         $        .80
                                                         ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Years Ended December 31, 1997, 1996 and 1995
                  --------------------------------------------



                                                            1997                 1996                 1995
                                                            ----                 ----                 ----


PARTNERS' EQUITY - JANUARY 1                            $ 46,959,473         $ 46,207,378         $ 44,617,973


    Net income                                             5,696,407            4,227,854            5,247,086


    Cash distributions ($.50 per unit each year)          (3,180,447)          (3,236,795)          (3,280,642)


    Purchase and retirement of Units                        (897,631)            (238,964)            (377,039)
                                                        ------------         ------------         ------------

PARTNERS' EQUITY - DECEMBER 31                          $ 48,577,802         $ 46,959,473         $ 46,207,378
                                                        ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1997, 1996 and 1995
                  --------------------------------------------


                                                                   1997                 1996                  1995
                                                                   ----                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $  5,696,407         $  4,227,854         $  5,247,086
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization                  5,327,791            5,202,435            4,935,223
        Abandonment and write down of oil and gas
          properties                                                523,513              671,992              137,587
        (Gain) loss on sale of property and equipment                (9,629)              56,941               12,534
        Deferred income taxes                                      (150,000)             (10,000)            (190,000)
        Changes in assets and liabilities:
          Accounts receivable                                       472,370             (348,299)             567,230
          Other current assets                                       19,406               (6,925)               6,961
          Other assets                                              (97,314)            (294,932)             (81,007)
          Accounts payable                                          (38,782)               2,220              (17,952)
          Accrued expenses                                          (41,087)                 (79)               2,520
                                                               ------------         ------------         ------------
            Total adjustments                                     6,006,268            5,273,353            5,373,096
                                                               ------------         ------------         ------------
              Net cash provided by operating activities          11,702,675            9,501,207           10,620,182

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds received on receivables from officers and
      employees                                                     637,434              517,652              557,206
    Advances disbursed to officers and employees                   (719,180)            (477,500)            (608,675)
    Purchase of property and equipment                           (7,809,435)          (5,508,792)          (8,303,950)
    Proceeds on sale of property and equipment                       23,436               68,192               44,486
                                                               ------------         ------------         ------------
         Net cash used by investing activities                   (7,867,745)          (5,400,448)          (8,310,933)

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions                                                (3,180,447)          (3,236,795)          (3,280,642)
    Repurchase of Units                                            (897,631)            (238,964)            (377,039)
    Proceeds from issuance of debt including revolver
      activity                                                    4,500,000            4,500,000            5,120,000
    Payments on debt including revolver activity                 (4,316,691)          (4,812,373)          (4,201,793)
                                                               ------------         ------------         ------------
        Net cash used by financing activities                    (3,894,769)          (3,788,132)          (2,739,474)
                                                               ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND
    EQUIVALENTS                                                     (59,839)             312,627             (430,225)

CASH AND EQUIVALENTS - JANUARY 1                                    739,370              426,743              856,968
                                                               ------------         ------------         ------------

CASH AND EQUIVALENTS - DECEMBER 31                             $    679,531         $    739,370         $    426,743
                                                               ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                  Years Ended December 31, 1997, 1996 and 1995
                  --------------------------------------------




                                                            1997            1996            1995
                                                            ----            ----            ----
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                            $250,831        $223,286        $169,739
      Income taxes                                             -               -               -


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

                  Everflow offered to exchange (the "Exchange Offer") its Units of limited partnership interest for the common shares of EEI and the interests of the Investors in the Programs (collectively, the "Interests"). The Exchange Offer was made pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 19, 1990 and the Prospectus dated December 19, 1990 as filed with the Commission pursuant to Rule 424(b).

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

         B. Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI and EEI's wholly-owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, the "Company") which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

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

         E. Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and cash equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.

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

                  Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $5,254,190, $5,127,388 and $4,874,691 for the years ended
                  December 31, 1997, 1996 and 1995, respectively.

                  On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and writedown are eliminated from the property accounts, and the resultant gain or loss is recognized.

                  Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $733,000 - 39 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $73,601, $75,047 and $60,532 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                  Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 6,293,796, 6,406,492 and 6,476,150 in
                  1997, 1996 and 1995, respectively.

         J. New Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Everflow adopted SFAS 121 in the first quarter of 1996 and utilizes a field by field basis for assessing impairment of its oil and gas properties. The effect of adopting SFAS 121 was not material to the Company's financial position or results of operations. The Company wrote down oil and gas properties by approximately $199,000 and $262,000 during 1997 and 1996, respectively, to provide for impairment on certain of its oil and gas properties. Additionally, in 1996, the Company wrote off approximately $210,000 of costs associated with an unsuccessful and abandoned water flood project.

                  In February 1997, SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information About Capital Structure," were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The effect of adoption of the new standards was not significant.

                  In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company expects that comprehensive income will not differ materially from net income.

                  In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers. The Company must adopt SFAS 131 no later than December 31, 1998. The Company believes that the effect of adoption will not be material.

         K. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 2.  CREDIT FACILITIES AND LONG-TERM DEBT

         In June 1997, the Company entered into an agreement that replaced all prior credit agreements. The credit agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 1998. The Company anticipates renewing the facility on a year to year basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. The previous credit agreement contained generally the same terms, except that interest was payable at prime plus 1/8% and the facility was considered long-term. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $7,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

         Borrowings on revolving credit facilities amounted to $4,100,000 and $4,000,000 at December 31, 1997 and 1996, respectively. The following schedule reflects activity under the Company's revolving credit facilities for the years ended December 31, 1997, 1996 and 1995. The average amount outstanding under the facility was calculated using daily balances and a 365 day period. The weighted average interest rates were calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.


                                                                                             Weighted
                                                           Maximum            Average         Average
                                                            Amount            Amount         Interest
                                                         Outstanding        Outstanding        Rate
                                                         -----------        -----------        ----

                    Year Ended December 31:
                        1997                          $    4,100,000      $    1,796,986       8.0%

                        1996                          $    4,800,000      $    2,645,479       8.4%

                        1995                          $    4,400,000      $    2,235,000       9.0%


         For purposes of the Company's borrowings LIBOR was 5.93% at December 31, 1997 and the prime rate was 8.25% and 8.50% at December 31, 1996 and 1995, respectively.

         The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. Two of the notes, which have an aggregate balance of $388,979 and $405,834 at December 31, 1997 and 1996, respectively, bear interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. A third note, which has a balance of $100,164 at December 31, 1997, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime until maturity. The notes require aggregate payments of principal and interest of $5,636 per month. Maturities on the notes are expected to be as follows: 1998 - $27,900, 1999 - $30,300; 2000 - $33,000; 2001 - $35,900; 2002 - $39,100; thereafter -
         $322,943.

                        EVERFLOW EASTERN PARTNERS, L. P.

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

         The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1997 calculation, is estimated to be $4.99 per Unit, net of the distributions ($.25 per Unit in total) expected to be made in January and April 1998.

         Units repurchased pursuant to the Repurchase Right, for each of the four years in the period ended December 31, 1997, are as follows:

                                       Per Unit
           ----------------------------------------------------------------
                    Calculated                                                                       Units
                    Price for                       Less                                          Outstanding
                    Repurchase      Premium        Interim           Net          # of Units        Following
           Year       Right         Offered     Distributions     Price Paid      Repurchased      Repurchase
           ----     ----------      -------     -------------     ----------      -----------     -----------
           1994      $   4.80       $    -        $    .25        $    4.55          26,958         6,514,566

           1995      $   4.72       $  .28        $   .375        $   4.625          81,522         6,433,044

           1996      $   4.48       $  .27        $    .25        $    4.50          53,103         6,379,941

           1997      $   5.46       $    -        $    .25        $    5.21         172,290         6,207,651

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 4.  PROVISION FOR INCOME TAXES

         As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. The deferred taxes are the result of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties.

         A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                                    Year Ended December 31,
                                            --------------------------------------------------------------------
                                                     1997                    1996                    1995
                                            ----------------------   --------------------   --------------------
                                               Amount          %        Amount        %        Amount         %
                                               ------          -        ------        -        ------         -
         Provision based on the
             statutory rate (for taxable
             income up to $10,000,000)     $    1,886,000    34.0    $  1,434,000    34.0   $ 1,719,000     34.0

         Tax effect of:
             Non-taxable status of the
               Programs and Everflow           (1,891,000)  (34.1)     (1,368,000)  (32.4)   (1,688,000)   (33.4)
             Excess statutory depletion           (95,000)   (1.7)        (90,000)   (2.1)     (102,000)    (2.0)
             Graduated tax rates, state
               income tax and other - net         (50,000)   (0.9)         14,000     0.3      (119,000)    (2.4)
                                           --------------    ----    ------------    ----   -----------     ----
                     Total                 $     (150,000)   (2.7)   $    (10,000)   (0.2)  $  (190,000)    (3.8)
                                           ==============    ====    ============    ====   ===========     ====


         EEI has percentage depletion deduction carryforwards for tax purposes of approximately $2,400,000. These carryforwards can be carried forward indefinitely. For financial reporting purposes, the deferred tax liability at December 31, 1997 and 1996, has been reduced by approximately $820,000 and $680,000, respectively, for the tax effect of carryforwards.

NOTE 5.  RETIREMENT PLAN

         The Company has a defined contribution plan pursuant to Section 401(K) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. Contributions to the plan are at the discretion of EMC's Board of Directors. The Company made contributions of $88,788, $38,595 and $35,815 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS

         Since 1989, EEI provided certain employees with an opportunity to receive assignments of certain overriding royalty interests which were created at the time EEI generated an oil and gas lease for acquisition by oil and gas drilling programs. Not all leases generated and acquired by such Programs had an overriding royalty interest reserved for assignment to employees. Certain employees of the Company have been given the option of having a portion of their compensation in the form of an assignment in certain of such overriding royalty interests. Those employees who elect to receive a portion of their compensation in this form receive an assignment of a pro rata portion of each of the overriding royalty interests selected. During the calendar years ended December 31, 1997, 1996 and 1995, approximately $175,000, $121,000 and
         $199,000, respectively, was distributed to such employees from such overriding royalty interests.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 6.  RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company's Officers, Directors, Affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at the prime rate plus 1% per annum. Such receivables are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

NOTE 7. BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS

         The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylvania, in the exploration, development and production of oil and gas.

         The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

         Approximate percentages of oil and gas sales from purchasers who represented greater than 10% of total oil and gas sales for the years ended December 31, 1997, 1996 and 1995, respectively, were as follows:

                                Customer                                  1997       1996       1995
                                --------                                  ----       ----       ----


                    The East Ohio Gas Company                             70%         72%       77%
                    Quaker State Refining Corporation                     10          12        11
                                                                          --          --        --

                                                                          80%         84%       88%
                                                                          ==          ==        ==

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7.  BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

         The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of Everflow's principal East Ohio Gas Contracts at December 31, 1997 follows:

            Contract     Period          Number       Required          Shut-In             Limitation
              Date      Covered         of Wells      Purchases        Provisions           Provisions
              ----      -------         --------      ---------        ----------           ----------

            9/3/91    11/91-10/01          438      275 days/year     Maximum of         May-Oct. - 50% of
                                                                      60 days (Nov.-     production from
                                                                      April)             prior 6 month period

           3/10/94     4/94-3/00            49      275 days/year     Maximum of         May-Oct. - 50% of
                                                                      60 days (Nov.-     production from
                                                                      April)             prior 6 month period

           8/10/94    11/94-10/00           28       Nov.-March        April-Oct.        Shut-in provisions


                                                      Net Price per MCF
                     --------------------------------------------------------------------------------------------
                          Initially                             Adjusted Prices
            Contract -------------------- -----------------------------------------------------------------------
             Date    Nov.-April  May-Oct. 11/95-4/96  5/96-10/96   11/96-4/97  5/97-10/97  11/97-4/98  5/98-10/98
             ----    ----------  -------- ----------  ----------   ----------  ----------  ----------  ----------

             9/3/91   $ 2.85     $ 2.22     $ 2.84      $ 2.21       $ 3.31      $ 2.68      $ 3.90      $ 3.27

            3/10/94   $ 2.98     $ 2.28     $ 2.48      $ 1.78       $ 2.95      $ 2.25      $ 3.54      $ 2.84

            8/10/94   $ 3.08       N/A      $ 2.82        N/A        $ 3.55        N/A       $ 4.14        N/A

         As detailed above, the price paid for natural gas purchased under the East Ohio Contracts varies with the production period. Pricing under the East Ohio Contracts is adjusted annually (after the first adjustment), up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. Additionally, the 8/10/94 contract provides for a price cap equal to the quarterly GCR, which amounted to $4.20, $4.05 and $3.00 in November 1997, 1996 and 1995, respectively. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge.

         In addition to the East Ohio Contracts described above, the Company has various short-term contracts (covering production from 59 gross wells at December 31, 1997) which have a primary term of one year. Forty of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $2.70 to $2.95 per MCF. The remaining nineteen wells are covered by a variable rate contract that provides for the sale of the Company's gas based on a monthly NYMEX settlement, with no floor price provisions, plus $.52 per MCF (including transportation allowances). There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7.  BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

         In January 1993, the Company entered into a 3 year crude oil purchase agreement with Quaker State Refining Corporation ("Quaker State"). The agreement provides for the sale of significantly all of the Company's crude oil production to Quaker State at a premium price of $.40 or $.80 per barrel over Quaker State's posted price. The Company was entitled to the premium provided it made available to Quaker State its product in 80 ($.40 premium) or 160 ($.80 premium) barrel minimum quantities. The provisions of this agreement are now customary for crude oil production purchased in the Appalachian Basin. As a result, the Company expects to continue to receive pricing consistent with the terms of the agreement without a formal agreement in place.

         The Company expects that East Ohio and Quaker State will be the only major customers in 1998.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         Everflow paid a dividend in January 1998 of $.125 per Unit. The distribution amounted to approximately $784,000.

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

                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                                                  December 31,
                                                           ------------------------------------------------------
                                                                  1997                1996                1995
                                                                  ----                ----                ----

                 Proved oil and gas properties             $    105,080,039      $    98,321,815    $  95,362,378
                 Pipeline and support equipment                     466,717              451,971          426,500
                                                           ----------------      ---------------    -------------
                                                                105,546,756           98,773,786       95,788,878
                 Accumulated depreciation,
                     depletion, amortization
                     and write down                              56,192,136           51,286,350       47,598,650
                                                           ----------------      ---------------    -------------

                 Net capitalized costs                     $     49,354,620      $    47,487,436    $  48,190,228
                                                           ================      ===============    =============

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES


                                                                              December 31,
                                                           ------------------------------------------------
                                                              1997               1996                1995
                                                              ----               ----                ----
                 Property acquisition costs                $   845,647        $   972,653      $   1,056,162
                 Development costs, including
                     prepayments                             6,814,035          4,109,532          6,675,443

         In 1997, development costs include the purchase of $1,065,000 of producing oil and gas properties.


           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                               December 31,
                                         ------------------------------------------------------
                                             1997                  1996                1995
                                             ----                  ----                ----

Oil and gas sales                        $ 15,418,755         $ 14,078,491         $ 13,969,378
Production costs                           (2,427,124)          (2,192,349)          (2,032,706)
Depreciation, depletion and
    amortization                           (5,287,066)          (5,155,681)          (4,898,667)
Abandonment and write down of
    oil and gas properties                   (523,513)            (671,992)            (137,587)
                                         ------------         ------------         ------------
                                            7,181,052            6,058,469            6,900,418

Income tax expense                            135,000              360,000              272,000
                                         ------------         ------------         ------------

Results of operations for oil and
    gas producing activities
    (excluding corporate overhead
    and financing costs)                 $  7,046,052         $  5,698,469         $  6,628,418
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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                  Oil                 Gas
                                                 (BBLS)              (MCF)
                                                 ------              -----

Balance, January 1, 1995                         809,000          37,947,000
    Extensions, discoveries and other
      additions                                  120,000           5,891,000
    Production                                  (107,000)         (4,259,000)
    Revision of previous estimates                10,000             479,000
                                             -----------         -----------

Balance, December 31, 1995                       832,000          40,058,000
    Extensions, discoveries and other
      additions                                  119,000           3,665,000
    Production                                  (112,000)         (4,264,000)
    Revision of previous estimates                73,000           1,556,000
                                             -----------         -----------

Balance, December 31, 1996                       912,000          41,015,000
    Extensions, discoveries and other
      additions                                   78,000           4,093,000
    Production                                  (126,000)         (4,322,000)
    Revision of previous estimates               (42,000)           (129,000)
                                             -----------         -----------

Balance, December 31, 1997                       822,000          40,657,000
                                             ===========         ===========


PROVED DEVELOPED RESERVES:
    December 31, 1994                            809,000          37,947,000
    December 31, 1995                            832,000          40,058,000
    December 31, 1996                            912,000          41,015,000
    December 31, 1997                            822,000          40,657,000


         The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 1997 and 1996, the Company had 2,200 and 2,800 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $1,840,542 and $1,794,477 at December 31, 1997 and 1996, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                 NET CASH FLOWS

                                                           December 31,
                                              ---------------------------------------
                                               1997            1996            1995
                                               ----            ----            ----
                                                      (Thousands of Dollars)
Future cash inflows from sales of oil
    and gas                                  $124,466        $132,308        $111,753
Future production and development
    costs                                      48,085          49,255          42,417
Future income tax expense                       1,885           2,171           2,090
                                             --------        --------        --------

Future net cash flows                          74,496          80,882          67,246
Effect of discounting future net cash
    flows at 10% per annum                     28,402          30,375          25,441
                                             --------        --------        --------

Standardized measure of discounted
    future net cash flows                    $ 46,094        $ 50,507        $ 41,805
                                             ========        ========        ========



                CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED
                              FUTURE NET CASH FLOWS

                                                          Year Ended December 31,
                                                -----------------------------------------
                                                 1997             1996             1995
                                                 ----             ----             ----
                                                       (Thousands of Dollars)

Balance, beginning of year                     $ 50,507         $ 41,805         $ 44,875
Extensions, discoveries and other
    additions                                     5,553            6,168            8,229
Development costs incurred                          270              308              351
Revision of previous estimates                     (424)           2,616              634
Sales of oil and gas, net of production
    costs                                       (12,992)         (11,886)         (11,937)
Net change in income taxes                          149              (20)             279
Net changes in prices and production
    costs                                        (2,291)           5,660           (5,241)
Accretion of discount                             5,051            4,181            4,488
Other                                               271            1,675              127
                                               --------         --------         --------

Balance, end of year                           $ 46,094         $ 50,507         $ 41,805
                                               ========         ========         ========

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

         The estimated future cash flows are determined based on year-end prices for crude oil, current allowable prices (reduced for periods beyond the contract period to year-end market prices) applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves, based on current economic conditions, and the estimated future income tax expense, based on year-end statutory tax rates (with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

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

                                    PART III
                                    --------


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------------

                  The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Company, an Ohio general partnership formed in September 1990 to act as the Company's General Partner. The general partners of Everflow Management Company as of March 20, 1998 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner, William A. Siskovic and David T. Matak, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

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

                  DIRECTORS AND OFFICERS OF EEI AND EMC. The executive officers and directors of EEI and EMC as of March 20, 1998 are as follows:


                                                       Positions and                    Positions and
      Name                            Age             Offices With EEI                 Offices With EMC
-----------------                     ---          ----------------------           ----------------------
Robert F. Sykes                       74           Chairman of the Board            Chairman of the Board
                                                                                    and Director

Thomas L. Korner                      44           President and Director           President and Director
David A. Kidder                       59           Treasurer                        None
David T. Matak                        39           Vice President/Land              Vice President and Director

William A. Siskovic                   42           Vice President, Secretary,       Vice President, Secretary-
                                                   Principal Financial and          Treasurer, Principal
                                                   Accounting Officer and           Financial and Accounting
                                                   Director                         Officer and Director

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

WILLIAM A. SISKOVIC has been a Vice President of EEI since January 1989. Mr. Siskovic is a Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a Director of EMC. He has served as Principal Financial Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. He is responsible for the financial operations of the Company and EEI. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company. From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm's oil and gas consulting practice in the Cleveland, Ohio office. From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer. He has a Business Administration Degree in Accounting from Cleveland State University.

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

                  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1997, 1996 and 1995, of those persons who were, at December 31, 1997: (i) the chief executive officer; and (ii) the other two most highly compensated executive officers of the Company. The Chief Executive Officer and such other executive officers are hereinafter referred to collectively as the "Named Executive Officers."


                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                                       -------------------
                                                                                    Other
                                                                                   Annual             All Other
          Name and                                                                 Compen-            Compen-
     Principal Position            Year              Salary           Bonus        Sation             Sation  (1)
     ------------------            ----              ------           -----        ---------         -----------

Thomas L. Korner                   1997              80,000          43,375          1,818            35,965(2)
President                          1996              71,250          75,500          2,190            26,846(2)
                                   1995              45,000          33,000          3,236            30,653(2)

David T. Matak                     1997              80,000          43,375          1,102            37,941(3)
Vice President                     1996              73,000          95,500          1,241            28,530(3)
                                   1995              52,000          75,000          3,636            32,798(3)

William A. Siskovic                1997              80,000          43,375          1,497            26,609(4)
Vice President and                 1996              75,625          65,500          2,073            17,996(4)
Principal Financial and            1995              62,500          28,500          2,136            20,007(4)
Accounting Officer


---------------

No Named Executive Officer received personal benefits or perquisites during 1997, 1996 and 1995 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) Includes amounts received from participation in certain overriding royalty interest arrangements organized by EEI. Also includes amounts contributed under the Company's 401(K) Retirement Savings Plan. The Company matched an employee's contribution to the 401(K) Retirement Savings Plan to the extent of 50% of the first 6% of a participant's salary reduction. The amounts attributable to the Company's matching contribution vest immediately.

(2) Includes amounts received by Thomas L. Korner from participation in certain overriding royalty interest arrangements organized by EEI of $32,264, $22,602 and $28,280 in 1997, 1996 and 1995, respectively.

(3) Includes amounts received by David T. Matak from participation in certain overriding royalty interest arrangements organized by EEI of $34,240, $24,365 and $30,518 in 1997, 1996 and 1995, respectively.

(4) Includes amounts received by William A. Siskovic from participation in certain overriding royalty interest arrangements organized by EEI of $22,908, $13,762 and $17,247 in 1997, 1996 and 1995, respectively.



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


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

                  Everflow Management Company is a general partnership of which EMC, an Ohio corporation is the Managing General Partner. The general partners of Everflow Management Company are Thomas L. Korner, William A. Siskovic and David T. Matak, all of whom are directors or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The general partners and their affiliates currently hold (in addition to Everflow Management Company's interest as a general partner of the Company) 1,388,010 Units, representing approximately 22% of the outstanding Units.

                  Everflow Management Company, as General Partner of the Company, owns a 1.07% general partner's interest in the Company.

                  The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 1998 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of the Company; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of Everflow Management Company, and (ii) the ownership of EMC.



                  BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                       EVERFLOW MANAGEMENT COMPANY AND EMC

                                                                                   Percentage
                                                                                   Interest in
                                                                Percentage          Everflow         Percentage
              Name                             Units             of Units          Management        Interest in
             of Holder                      in Company         in Company(1)       Company(2)           EMC
---------------------------------           ----------         -------------       ----------         --------
Robert F. Sykes(3)                           1,062,854           17.12                57.1429          57.1429
Thomas L. Korner                               153,665            2.48                14.2857          14.2857
David T. Matak                                  99,771            1.61                14.2857          14.2857
William A. Siskovic                             71,720            1.16                14.2857          14.2857
All officers and directors as
   a group (4 persons in
   Everflow Management
   Company)                                  1,388,010           22.36               100.0000         100.0000


----------------------
(1) Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) Everflow Management Company (based on Everflow Management Company's 1.07% general partner's interest in the Company) or (ii) EMC (based on EMC's 1% managing general partner's interest in Everflow Management Company).

(2) Includes the interest in Everflow Management Company owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC's 1% managing general partner's interest in Everflow Management Company.

(3) Includes 739,245 Units held by Sykes Associates, a New York limited partnership comprised of Mr. Sykes and his wife as general partners and four adult children as limited partners, 162,462 Units of the Company held by the Robert F. Sykes Annuity Trust and 161,147 Units held by the Catherine Sykes Annuity Trust.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------

                  In the past, certain officers, directors and more than 10% Unitholders of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as unrelated investors. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company's management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors. Frequently, EEI loaned its officers the funds necessary to participate in the drilling and development of such wells. The loans are secured by the interests in the oil and gas properties. Such loans currently accrue interest at the rate of 1% over the prime rate per annum. As of December 31, 1997, the aggregate outstanding balance of such indebtedness was approximately $572,000, with Thomas L. Korner, David T. Matak and William A. Siskovic owing $166,000, $224,000 and $182,000, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:      EVERFLOW MANAGEMENT COMPANY,
         General Partner
By:      EVERFLOW MANAGEMENT CORPORATION,
         Managing General Partner


By:      /s/Robert F. Sykes                 Director                                   March  26 , 1998
         ---------------------------                                                         ----
         Robert F. Sykes



By:      /s/Thomas L. Korner                President and Director                     March  26 , 1998
         ---------------------------                                                         ----
         Thomas L. Korner



By:      /s/William A. Siskovic             Vice President,                            March  26 , 1998
         ---------------------------        Secretary-Treasurer                              ----
         William A. Siskovic                and Director (principal
                                            financial and accounting
                                            officer)




By:      /s/David T. Matak                  Vice President and                         March  26 , 1998
         ---------------------------        Director                                         ----
         David T. Matak



                                  Exhibit Index
                                  -------------


    Exhibit No.                                 Description
    -----------                                 -----------

        4.1         Certificate of Limited Partnership of the Registrant                (1)
                    dated September 13, 1990, as filed with the Delaware
                    Secretary of State on September 14, 1990

        4.2         Form of Agreement of Limited Partnership of the                     (1)
                    Registrant

        4.3         General Partnership Agreement of Everflow                           (1)
                    Management Company

        4.4         Articles of Incorporation of Everflow Management                    (1)
                    Corporation

        4.5         Code of Regulations of Everflow Management                          (1)
                    Corporation

        4.6         Shareholders Agreement for Everflow Management                      (1)
                    Corporation

        4.7         Third Amended and Restated Loan Agreement,                          (2)
                    dated as of May 1, 1991 between Everflow
                    Eastern, Inc., the Registrant and the banks listed
                    therein, with National Bank of Detroit as Agent

        4.8         First Amendment to Third Amended and Restated                       (5)
                    Loan and Security Agreements dated July 1, 1993,
                    between Everflow Eastern, Inc. and Everflow Eastern
                    Partners, L.P. and the banks listed therein, with
                    National Bank of Detroit as Agent

        4.9         Revolving Credit Note to First Amendment to Third                   (5)
                    Amended and Restated Loan and Security Agreement
                    dated as of July 1, 1993

        4.10        Credit Agreement dated January 19, 1995 between                     (8)
                    Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.
                    and Bank One, Texas, National Association


                             Exhibit Index
                             -------------


    Exhibit No.                            Description
    -----------                            -----------
        4.11        Amendment to Credit Agreement dated February 23, 1996              (13)
                    between Everflow Eastern, Inc. and Everflow Eastern
                    Partners, L.P. and Bank One, Texas, National Association

        4.12        Second Amendment to Credit Agreement dated December 30,            (13)
                    1996 between Everflow Eastern, Inc. and Everflow Partners,
                    L.P. and Bank One, Texas, National Association

        4.13        Loan Modification Agreement dated June 16, 1997 between            (14)
                    Bank One, N.A., Bank One, Texas, N.A. and Everflow
                    Eastern, Inc. and Everflow Eastern Partners, L.P.

       10.1         Lease Agreement dated June 30, 1984 by and                          (1)
                    between Village Green Associates, Inc. and
                    Everflow Eastern, Inc.

       10.2         Gas Purchase Agreement dated September 3, 1991                      (3)
                    by and between the Registrant and The East Ohio
                    Gas Company

       10.3         Intermediate Term Adjustable Price Gas Purchase                     (4)
                    Agreement, contract #10342, dated October 9, 1992,
                    between The East Ohio Gas Company and Everflow
                    Eastern Partners, L.P.

       10.4         Quaker State Full Load Crude Oil Purchase Agreement                 (4)
                    Dated January 13, 1993, between Quaker State Oil
                    Refining corporation and Everflow Eastern Partners, L.P.

       10.5         Intermediate Term Adjustable Gas Purchase Agreement,                (6)
                    Contract #10461, dated March 10, 1994, between The
                    East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.6         Intermediate Term Adjustable Gas Purchase Agreement,                (7)
                    Contract #10515, dated August 10, 1994, between The
                    East Ohio Gas Company and Everflow Eastern Partners, L.P.



                             Exhibit Index
                             -------------


    Exhibit No.                            Description
    -----------                            -----------

       10.7         Operating facility lease dated October 3, 1995 between                            (9)
                    Everflow Eastern Partners, L.P. and A-1 Storage of
                    Canfield, Ltd.

       10.8         Intermediate Term Adjustable Gas Purchase Agreement,                             (11)
                    Contract #11245, dated May 29, 1996, between The
                    East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.9         Intermediate Term Adjustable Gas Purchase Agreement,                             (11)
                    Contract #11285, dated May 29, 1996, between The
                    East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.10        One Year Term Gas Purchase Agreement dated August 1,                             (12)
                    1996, between Everflow Eastern Partners, L.P. and
                    JDS Energy Corporation

       10.11        One Year Term Gas Purchase Agreement dated January 20,                           (13)
                    1997, between Everflow Eastern Partners, L.P. and
                    JDS Energy Corporation

       22.1         Subsidiaries of the Registrant                                                   (10)

       27           Financial Data Schedule


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

(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1996.

(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996.

(13) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19279).

(14) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.