Form 10-Q
period 1998-03-31
EVERFLOW EASTERN PARTNERS LP
filed 1998-05-14
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________ to __________________.

Commission File Number 0-19279.

                         Everflow Eastern Partners, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                        0-19279                 34-1659910
----------------------------          -----------            -------------------
(State or other jurisdiction          (Commission             (I.R.S. Employer
    of incorporation)                 File Number)           Identification No.)

         585 West Main Street, P.O. Box 629, Canfield, Ohio        44406
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

                                 Yes [X] No [ ]

                         EVERFLOW EASTERN PARTNERS, L.P.

                                      INDEX


DESCRIPTION                                                             PAGE NO.
-----------                                                             --------

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets
     March 31, 1998 and December 31, 1997 ..............................   F-1

Consolidated Statements of Income
     Three Months Ended March 31, 1998 and 1997 ........................   F-3

Consolidated Statements of Partners' Equity
     Three Months Ended March 31, 1998 and 1997 ........................   F-4

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1998 and 1997 ........................   F-5

Notes to Unaudited Consolidated Financial
     Statements ........................................................   F-6

Management's Discussion and Analysis of Financial
     Condition and Results of Operations ...............................     3

PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K .......................................     6

Signature ..............................................................     7

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1998 and December 31, 1997

                                                   March 31,       December 31,
                                                     1998              1997
                                                  (Unaudited)       (Audited)
                                                 -------------    -------------
ASSETS
------

CURRENT ASSETS
     Cash and equivalents ....................   $     157,967    $     679,531
     Accounts receivable:
          Production .........................       1,633,378        1,984,366
          Officers and employees .............         930,509        1,011,203
          Joint venture partners .............         307,802          278,641
     Other ...................................          94,498           63,418
                                                 -------------    -------------
          Total current assets ...............       3,124,154        4,017,159

PROPERTY AND EQUIPMENT
     Proved properties (successful
          efforts accounting method) .........     105,809,156      105,080,039
     Pipeline and support equipment ..........         490,334          466,717
     Corporate and other .....................       1,132,586        1,115,969
                                                 -------------    -------------
                                                   107,432,076      106,662,725
     Less accumulated depreciation, depletion,
          amortization and write down ........     (58,132,144)     (56,422,935)
                                                 -------------    -------------
                                                    49,299,932       50,239,790
OTHER ASSETS .................................         658,733          503,157
                                                 -------------    -------------
                                                 $  53,082,819    $  54,760,106
                                                 =============    =============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                        March 31,    December 31,
                                                          1998           1997
                                                       (Unaudited)    (Audited)
                                                       -----------   ------------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt ..............  $    28,492   $    27,936
     Revolving credit facility ......................    1,000,000     4,100,000
     Accounts payable ...............................    1,168,984     1,207,268
     Accrued expenses ...............................      239,720       257,893
                                                       -----------   -----------
          Total current liabilities .................    2,437,196     5,593,097

LONG-TERM DEBT, NET OF CURRENT PORTION ..............      451,286       461,207

DEFERRED INCOME TAXES ...............................      128,000       128,000

COMMITMENTS AND CONTINGENCIES .......................           --            --

LIMITED PARTNERS' EQUITY, SUBJECT TO
     REPURCHASE RIGHT
          Authorized - 8,000,000 Units
          Issued and outstanding - 6,207,651 Units ..   49,530,627    48,058,020

GENERAL PARTNER'S EQUITY ............................      535,710       519,782
                                                       -----------   -----------
       Total partners' equity .......................   50,066,337    48,577,802
                                                       -----------   -----------
                                                       $53,082,819   $54,760,106
                                                       ===========   ===========


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                        1998           1997
                                                     -----------    -----------
REVENUES
     Oil and gas sales ...........................   $ 4,968,779    $ 4,708,989
     Well management and operating ...............       136,844        149,746
Other ............................................         1,091          1,209
                                                     -----------    -----------
                                                       5,106,714      4,859,944

DIRECT COST OF REVENUES
     Production costs ............................       564,383        531,231
     Well management and operating ...............        64,526         72,216
     Depreciation, depletion and amortization ....     1,695,466      1,652,930
                                                     -----------    -----------
          Total direct cost of revenues ..........     2,324,375      2,256,377

GENERAL AND ADMINISTRATIVE EXPENSE ...............       450,377        486,823
                                                     -----------    -----------
          Total cost of revenues .................     2,774,752      2,743,200
                                                     -----------    -----------

INCOME FROM OPERATIONS ...........................     2,331,962      2,116,744

OTHER INCOME (EXPENSE)
     Interest income .............................        12,650         10,100
     Interest expense ............................       (71,733)       (71,101)
                                                     -----------    -----------
                                                         (59,083)       (61,001)
                                                     -----------    -----------

INCOME BEFORE INCOME TAXES .......................     2,272,879      2,055,743

PROVISION FOR INCOME TAXES
     Current .....................................            --             --
     Deferred ....................................            --             --
                                                     -----------    -----------
                                                              --             --
                                                     -----------    -----------

NET INCOME .......................................   $ 2,272,879    $ 2,055,743
                                                     ===========    ===========
Allocation of Partnership Net Income
     Limited Partners ............................     2,248,559      2,034,363
     General Partner .............................        24,320         21,380
                                                     -----------    -----------
                                                     $ 2,272,879    $ 2,055,743
                                                     ===========    ===========

Earnings per unit ................................         $ .36          $ .32
                                                           =====          =====


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                      1998             1997
                                                  ------------     ------------
PARTNERS' EQUITY - JANUARY 1 .................    $ 48,577,802     $ 46,959,473
     Net income ..............................       2,272,879        2,055,743
     Cash distributions ($.125 per Unit) .....        (784,344)        (805,880)
                                                  ------------     ------------

PARTNERS' EQUITY - MARCH 31 ..................    $ 50,066,337     $ 48,209,336
                                                  ============     ============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                        1998            1997
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................   $ 2,272,879    $ 2,055,743
  Adjustments to reconcile net income
     to net cash provided by
     operating activities:
        Depreciation, depletion
           and amortization ......................     1,709,209      1,674,038
        Changes in assets
           and liabilities:
              Accounts receivable ................       321,827        818,837
              Other current assets ...............       (31,080)      (121,014)
              Other assets .......................      (155,576)           674
              Accounts payable ...................       (38,284)       116,792
              Accrued expenses ...................       (18,173)         2,732
                                                     -----------    -----------
                 Total adjustments ...............     1,787,923      2,492,059
                                                     -----------    -----------
                    Net cash provided by
                       operating activities ......     4,060,802      4,547,802

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on receivables from officers
     and employees ...............................       160,277        207,013
  Advances disbursed to officers and employees ...       (79,583)       (97,297)
  Purchase of property and equipment .............      (769,351)    (1,044,954)
                                                     -----------    -----------
                    Net cash used by
                       investing activities ......      (688,657)      (935,238)

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions ..................................      (784,344)      (805,880)
  Proceeds from issuance of debt, including
     revolver activity ...........................            --             --
  Payments on debt, including revolver activity ..    (3,109,365)    (2,306,267)
                                                     -----------    -----------
                    Net cash used by
                       financing activities ......    (3,893,709)    (3,112,147)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................      (521,564)       500,417

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ........................................       679,531        739,370
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF
  FIRST QUARTER  .................................   $   157,967    $ 1,239,787
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest ....................................   $    83,943    $    77,784
     Income taxes ................................            --             --


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

           Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1998.

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

           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,207,651 and 6,379,941 for the three months ended March 31, 1998 and 1997, respectively.

        E. New Accounting Standards - In February 1997, SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information About Capital Structure," were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The effect of adoption of the new standards was not significant.

           In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company's comprehensive income does not differ materially from net income.

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

        E. New Accounting Standards (Continued)

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

        The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. Two of the notes, which have an aggregate balance of $381,537 and $388,979 at March 31, 1998 and December 31, 1997, respectively, bear interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. A third note, which has a balance of $98,241 and $100,164 at March 31, 1998 and December 31, 1997, respectively, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime until maturity. The notes require aggregate payments of principal and interest of approximately $5,600 per month.

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

        The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1, and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1997 calculation, is $4.99 per Unit, net of the distributions ($.125 per Unit each) made in January and April 1998.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


Note 3. Partners' Equity (Continued)

        Units repurchased pursuant to the Repurchase Right for each of the four years in the period ended December 31, 1997 are as follows:

              Calculated                                                      Units
               Price for              Less                       # of      Outstanding
              Repurchase  Premium    Interim         Net         Units      Following
        Year    Right     Offered  Distributions  Price Paid  Repurchased   Repurchase
        ----  ----------  -------  -------------  ----------  -----------  -----------
        1994    $4.80      $  --       $.250         $4.550      26,958     6,514,566
        1995    $4.72      $ .28       $.375         $4.625      81,522     6,433,044
        1996    $4.48      $ .27       $.250         $4.500      53,103     6,379,941
        1997    $5.46      $  --       $.250         $5.210     172,290     6,207,651

Note 4. Commitments and Contingencies

        Everflow paid a quarterly dividend in April 1998 of $.125 per Unit to Unitholders of record on March 31, 1998. The distribution amounted to approximately $784,000.

        EEI is the general partner in certain oil and gas partnerships. As general partner, EEI shares in unlimited liability to third parties with respect to the operations of the partnerships and may be liable to limited partners for losses attributable to breach of fiduciary obligations.

        The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylania, in the exploration, development and production of oil and gas.

        The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attrractive rates of return, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


Note 4. Commitments and Contingencies (Continued)

        predict what effect, if any, current and future regulations may have on the operations of the Company.

Note 5. Significant Events

        The Company intends to explore and evaluate the advisability of seeking a purchaser for the Company, including the engagement of an investment banker to assist in the process.

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes the Company's financial position at March 31, 1998 and December 31, 1997:

                                          March 31, 1998     December 31, 1997
                                          --------------     -----------------
(Amounts in Thousands)                    Amount      %       Amount       %
                                          -------    ---     --------     ---

Working capital ......................    $   687      1%    $ (1,576)     (3)%
Property and equipment (net) .........     49,300     98       50,240     102
Other ................................        658      1          503       1
                                          -------    ---     --------     ---
     Total ...........................    $50,645    100%    $ 49,167     100%
                                          =======    ===     ========     ===

Long-term debt .......................    $   451      1%         461       1%
Deferred income taxes ................        128     --          128     ---
Partners' equity .....................     50,066     99       48,578      99
                                          -------    ---     --------     ---
     Total ...........................    $50,645    100%    $ 49,167     100%
                                          =======    ===     ========     ===

     Working capital surplus of $687 thousand as of March 31, 1998 represented an increase of $2.3 million from December 31, 1997. The Company paid down $3.1 million of debt during the quarter ended March 31, 1998. Management of the Company believes it can maintain a reduced level of long-term debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the repurchase of Units pursuant to the Repurchase Right expected to expire June 30, 1998.

     The Company's cash flow from operations before the change in working capital increased $252 thousand, or 7%, during the three months ended March 31, 1998 as compared to the same period in 1997. Changes in working capital other than cash and cash equivalents increased cash by $79 thousand and $818 thousand during the three months ended March 31, 1998 and 1997, respectively. The reductions in accounts receivable of $322 thousand and $819 thousand at March 31, 1998 and 1997, respectively, compared to December 31, 1997 and 1996 are primarily the result of lower production receivables.

     Other assets increased $156 thousand and accounts payable decreased $38 thousand during the three months ended March 31, 1998. Accounts payable increased $117 thousand during the three months ended March 31, 1997. Reductions in production revenues payable between 1997 and 1998 due to the Company's purchase of interests in the Company's properties previously owned by an affiliate was the primary reason for this decrease during the three months ended March 31, 1998 compared to the same period in 1997.

     Cash flows provided by operating activities was $4.1 million for the three months ended March 31, 1998. Cash was used to purchase property and equipment, pay a quarterly distribution and reduce debt.

     Additional borrowings for operations may be required during the summer months due to the seasonal nature of the gas purchase agreements with The East Ohio Gas Company entered into beginning in 1991. Seasonal price reductions and production restrictions during the summer months reduce operating revenues and consequently cash flows from operations during such periods.

     Management of the Company believes the existing revolving credit facility of $7,000,000, together with cash generated by operations should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties and the repurchase of Units pursuant to the Repurchase Right. Although the existing revolving credit facility matures on May 31, 1998, the Company anticipates renewing the facility prior to maturity.

     In the fall of 1997, the Company received an increase in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. The Company anticipates these pricing adjustments should increase cash flows from operations during 1998.

     There have been a number of transactions involving the purchase and sale of oil and gas properties in the Appalachian Basin recently. Management of the Company intends to explore and evaluate the advisability of seeking a purchaser for the Company, including the engagement of an investment banker to assist in the process.

RESULTS OF OPERATIONS

     The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 1998 and 1997. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                1998       1997
                                                                ----       ----
Revenues:
     Oil and gas sales ...................................        97%        97%
     Well management and operating .......................         3          3
                                                                 ---        ---
          Total Revenues .................................       100%       100%
Expenses:
     Production costs ....................................        11%        11%
     Well management and operating .......................         1          2
     Depreciation, depletion and amortization ............        33         34
     General and administrative ..........................         9         10
     Other ...............................................         1          1
                                                                 ---        ---
          Total Expenses .................................        55         58
                                                                 ---        ---
Earnings .................................................        45%        42%
                                                                 ===        ===

     Revenues for the three months ended March 31, 1998 increased $247 thousand, or 5%, compared to the same period in 1997. This increase was due to an increase in oil and gas sales during the first three months of 1998, as compared to the same period in 1997.

     Oil and gas sales increased $260 thousand, or 6%, during the three months ended March 31, 1998 compared to the same period in 1997. Higher gas prices during the first quarter of 1998, due to a $.59 pricing adjustment received in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, were responsible for this increase compared to this same period in 1997.

     Well management and operating revenues decreased $13 thousand, or 9%, during the three months ended March 31, 1998 compared to the same period in 1997. Well management and operating costs decreased $8 thousand, or 11%, during the three months ended March 31, 1998 compared to the same period in 1997. These decreases were the result of the Company's purchase of additional working interests in operated properties in which the Company already had a significant interest.

     Production costs increased $33 thousand, or 6%, during the three months ended March 31, 1998 compared to the same period in 1997. Additional producing properties were responsible for this increase between 1997 and 1998.

     Depreciation, depletion and amortization increased $43 thousand, or 3%, during the three months ended March 31, 1998 compared to the same period in 1997. The increase in depreciation, depletion and amortization is the result of increased production from producing oil and gas properties.

     General and administrative expenses decreased $36 thousand, or 7%, during the first quarter of 1998 compared to the first quarter of 1997. This decrease was the result of lower overhead costs during the first quarter of 1998.

     The Company reported net income of $2.3 million, an increase of $217 thousand, or 11%, during the three months ended March 31, 1998 compared to the same period in 1997. The increase in oil and gas sales was primarily responsible for this increase in net income. Net income represented 45% and 42% of total revenue during the three months ended March 31, 1998 and 1997, respectively.

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

                                        EVERFLOW EASTERN PARTNERS, L.P.

                                        By: EVERFLOW MANAGEMENT COMPANY,
                                            General Partner

                                        By: EVERFLOW MANAGEMENT CORPORATION
                                            Managing General Partner

May 12, 1998                            By: /s/William A. Siskovic
                                            ------------------------------------
                                            William A. Siskovic
                                            Vice President and Principal
                                            Financial and Accounting Officer
                                            (Duly Authorized Officer)