Form 10-Q
period 1998-06-30
EVERFLOW EASTERN PARTNERS LP
filed 1998-08-12
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



    [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                       or

    [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934


For the transition period from ____________________ to _______________________ .

Commission File Number 0-19279.



                         Everflow Eastern Partners, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                      0-19279                 34-1659910
----------------------------          ------------        --------------------
(State or other jurisdiction          (Commission           (I.R.S. Employer
      of incorporation)               File Number)          Identification No.)



            585 West Main Street, P.O. Box 629, Canfield, Ohio          44406
--------------------------------------------------------------------------------
                (Address of principal executive offices)              (Zip Code)


                                  (330)533-2692
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



          X
Yes   ---------             No  ------------

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                      DESCRIPTION                                     PAGE NO.
                      -----------                                     --------


             Part I. Financial Information
             -----------------------------


Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997                             F-1

Consolidated Statements of Income
         Three and Six Months Ended June 30, 1998 and 1997               F-3

Consolidated Statements of Partners' Equity
         Six Months Ended June 30, 1998 and 1997                         F-4

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1998 and 1997                         F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1998 and December 31, 1997
                       -----------------------------------



                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                            (Unaudited)              (Audited)
                                                                            -----------              ---------


           ASSETS
           ------
CURRENT ASSETS
   Cash and equivalents                                                $          43,949       $         679,531
   Accounts receivable:
     Production                                                                  735,244               1,984,366
     Officers and employees                                                      796,496               1,011,203
     Joint venture partners                                                      206,298                 278,641
   Other                                                                         112,066                  63,418
                                                                          --------------          --------------
     Total current assets                                                      1,894,053               4,017,159

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                                                      107,182,372             105,080,039
   Pipeline and support equipment                                                496,670                 466,717
   Corporate and other                                                         1,197,407               1,115,969
                                                                          --------------          --------------
                                                                             108,876,449             106,662,725

   Less accumulated depreciation, depletion,
     amortization and write down                                             (59,076,426)            (56,422,935)
                                                                          --------------          --------------
                                                                              49,800,023              50,239,790

OTHER ASSETS                                                                     794,934                 503,157
                                                                          --------------          --------------

                                                                       $      52,489,010       $      54,760,106
                                                                          ==============          ==============


           See notes to unaudited consolidated financial statements.


                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1998 and December 31, 1997
                       -----------------------------------



                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                            (Unaudited)              (Audited)
                                                                            -----------              ---------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                                      $       29,097          $       27,936
   Revolving credit facility                                                     500,000               4,100,000
   Accounts payable                                                            1,053,612               1,207,268
   Accrued expenses                                                              139,572                 257,893
                                                                          --------------          --------------
       Total current liabilities                                               1,722,281               5,593,097

LONG-TERM DEBT, NET OF CURRENT PORTION                                           443,851                 461,207

DEFERRED INCOME TAXES                                                            128,000                 128,000

COMMITMENTS AND CONTINGENCIES                                                         -                       -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,172,537 and
       6,207,651 Units, respectively                                          49,652,773              48,058,020

GENERAL PARTNER'S EQUITY                                                         542,105                 519,782
                                                                          --------------          --------------
       Total partners' equity                                                 50,194,878              48,577,802
                                                                          --------------          --------------

                                                                          $   52,489,010          $   54,760,106
                                                                          ==============          ==============

           See notes to unaudited consolidated financial statements.



                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 1998 and 1997
                -------------------------------------------------
                                   (Unaudited)


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                 ----------------------------       -----------------------------
                                                    1998              1997             1998              1997
                                                    ----              ----             ----              ----

REVENUES
   Oil and gas sales                         $     2,971,179   $    3,238,964    $    7,939,958   $    7,947,953
   Well management and operating                     109,994          126,999           246,838          276,745
   Other                                                 990            1,481             2,081            2,690
                                                 -----------      -----------       -----------      -----------
                                                   3,082,163        3,367,444         8,188,877        8,227,388

DIRECT COST OF REVENUES
   Production costs                                  475,401          443,736         1,039,784          974,967
   Well management and operating                      66,203           79,085           130,729          151,301
   Depreciation, depletion and amortization          942,221          962,460         2,637,687        2,615,390
                                                 -----------      -----------       -----------      -----------
       Total direct cost of revenues               1,483,825        1,485,281         3,808,200        3,741,658

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           487,277          462,981           937,654          949,804
                                                 -----------      -----------       -----------      -----------
       Total cost of revenues                      1,971,102        1,948,262         4,745,854        4,691,462
                                                 -----------      -----------       -----------      -----------

INCOME FROM OPERATIONS                             1,111,061        1,419,182         3,443,023        3,535,926

OTHER INCOME (EXPENSE)
   Interest income                                     7,487           13,055            20,137           23,155
   Interest expense                              (    30,445)     (    27,368)      (   102,178)     (    98,469)
                                                  ----------       ----------        ----------       ----------


                                                 (    22,958)     (    14,313)      (    82,041)     (    75,314)
                                                  ----------       ----------        ----------       ----------

INCOME BEFORE INCOME TAXES                         1,088,103        1,404,869         3,360,982        3,460,612

PROVISION (CREDIT)
   FOR INCOME TAXES
   Current                                                -                -                 -                -
   Deferred                                               -                -                 -                -
                                                 -----------      -----------       -----------      ----------
                                                          -                -                 -                -
                                                 -----------      -----------       -----------      ----------

NET INCOME                                   $     1,088,103   $    1,404,869    $    3,360,982   $    3,460,612
                                             ===============     ============      ============     ============

Allocation of Partnership Net Income
   Limited Partners                          $     1,076,460   $    1,390,258    $    3,325,019   $    3,424,622
   General Partner                                    11,643           14,611            35,963           35,990
                                                 -----------      -----------       -----------      -----------
                                             $     1,088,103   $    1,404,869    $    3,360,982   $    3,460,612
                                                 ===========      ===========       ===========      ===========

Earnings per unit                                    $   .17           $  .22           $   .54           $  .54
                                                      ======            =====            ======            =====





           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)



                                                                               1998                    1997
                                                                               ----                    ----


EQUITY - JANUARY 1                                                     $      48,577,802       $      46,959,473

   Net income                                                                  3,360,982               3,460,612

   Cash distributions ($.25 per Unit)                                    (     1,568,687)        (     1,611,760)

   Repurchase Right - Units tendered                                     (       175,219)        (       897,631)
                                                                          --------------          --------------

EQUITY - JUNE 30                                                       $      50,194,878       $      47,910,694
                                                                         ===============         ===============









           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                               1998                    1997
                                                                               ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  3,360,982        $      3,460,612
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                2,653,491               2,648,854
       Changes in assets and liabilities:
         Accounts receivable                                                   1,321,465               1,807,078
         Other current assets                                             (       48,648)         (       96,915)
         Other assets                                                     (      291,777)                  1,348
         Accounts payable                                                 (      328,875)         (      315,013)
         Accrued expenses                                                 (      118,321)         (      159,001)
                                                                           -------------           -------------
           Total adjustments                                                   3,187,335               3,886,351
                                                                           -------------           -------------
              Net cash provided by operating activities                        6,548,317               7,346,963

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                                   453,574                 444,995
   Advances disbursed to officers and employees                           (      238,867)         (      130,974)
   Purchase of property and equipment                                     (    2,213,724)         (    1,652,750)
                                                                           -------------           -------------
              Net cash used by investing activities                       (    1,999,017)         (    1,338,729)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                          (    1,568,687)         (    1,611,760)
   Proceeds from issuance of debt, including
     revolver activity                                                         1,100,000                   -
   Payments on debt, including revolver activity                          (    4,716,195)         (    4,011,061)
                                                                           -------------           -------------
              Net cash used by financing activities                       (    5,184,882)         (    5,622,821)
                                                                           -------------           -------------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                             (      635,582)                385,413
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                                        679,531                 739,370
                                                                           -------------           -------------
CASH AND EQUIVALENTS AT END OF
  SECOND QUARTER                                                       $          43,949        $      1,124,783
                                                                           =============           =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                          $          93,503        $        119,528
     Income taxes                                                                   -                       -


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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,207,651 for the three and six months ended June 30, 1998, and 6,379,941 for the three and six months ended June 30, 1997.

                  E. New Accounting Standard - In February 1997, SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information About Capital Structure," were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The effect of adoption of the new standards was not significant.

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

Note 2.           Credit Facilities and Long-Term Debt

                  In May 1998, the Company entered into an agreement that modified the prior credit agreements. The credit agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 1999. The Company anticipates renewing the facility on a year to year basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. The previous credit agreement contained generally the same terms. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $7,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes, which have an aggregate balance of $376,459 and $388,979 at June 30, 1998 and December 31, 1997, respectively, bear interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. A third note, which has a balance of $96,489 and $100,164 at June 30, 1998 and December 31, 1997, respectively, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime until maturity. The notes require aggregate payments of principal and interest of approximately $5,600 per month.

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

                  The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1997 calculation was $4.99 per Unit, net of the distributions ($.125 per Unit each) made in January and April 1998.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



Note 3.           Partners' Equity (Continued)

                  Units repurchased pursuant to the Repurchase Right, for each of the last five years, are as follows:

                             Calculated                                                               Units
                             Price for                    Less                         # of       Out-standing
                             Repurchase   Premium       Interim          Net          Units        Following
                     Year      Right      Offered    Distributions   Price Paid    Repurchased     Repurchase
                     ----      -----      -------    -------------   ----------    -----------     ----------

                     1994       $4.80       $ -            $.250         $4.550         26,958       6,514,566
                     1995       $4.72       $.28           $.375         $4.625         81,522       6,433,044
                     1996       $4.48       $.27           $.250         $4.500         53,103       6,379,941
                     1997       $5.46       $ -            $.250         $5.210        172,290       6,207,651
                     1998       $5.24       $ -            $.250         $4.990         35,114       6,172,537

Note 4.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in July 1998 of $.125 per Unit to Unitholders of record on June 30, 1998. The distribution amounted to approximately $780,000.

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

Note 5.           Significant Events

                  The Company intends to explore and evaluate the advisability of seeking a purchaser for the Company, and have engaged of an investment banker to assist in the process.

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes the Company's financial position at June 30, 1998 and December 31, 1997:

                                                          June 30, 1998           December 31, 1997
                                                          -------------           -----------------
         (Amounts in Thousands)                         Amount          %         Amount          %
                                                        ------         ---        ------         ---


         Working capital                             $       172        - %     $   (1,576)      (3)%
         Property and equipment (net)                     49,800       98           50,240      102
         Other                                               795        2              503        1
                                                          ------      ---         --------     ----
             Total                                   $    50,767      100%      $   49,167      100%
                                                          ======      ===         ========     ====

         Long-term debt                              $       444        1%             461        1%
         Deferred income taxes                               128       -               128        -
         Partners' equity                                 50,195       99           48,578       99
                                                          ------      ---         --------     ----
              Total                                  $    50,767      100%      $   49,167      100%
                                                          ======      ===         ========     ====

         Working capital surplus of $172 thousand as of June 30, 1998 represented an increase of approximately $1.7 million from December 31, 1997. The primary reasons for this increase in working capital was due to the Company's revolving credit facility being significantly lower at June 30, 1998 versus December 31, 1997 and the Company's cash and production receivable also being lower at June 30, 1998 versus December 31, 1997. Seasonal gas production is responsible for these occurrences. The Company paid down $3.6 million of long-term debt during the six months ended June 30, 1998. Management of the Company believes it can maintain a reduced level of long-term debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the Company's quarterly distributions in July and October, when cash generated from operations should decrease due to production restrictions. The Company borrowed $800 thousand during July 1998, under the Company's existing credit facility, for the repurchase of Units pursuant to the Repurchase Right, the payment of a quarterly distribution and the funding of the development of oil and gas properties.

         The Company's cash flow from operations before the change in working capital decreased $95 thousand, or 2%, during the six months ended June 30, 1998 as compared to the same period in 1997. Changes in working capital other than cash and equivalents increased cash by $534 thousand and $1,237 thousand during the six months ended June 30, 1998 and 1997, respectively. The reductions in accounts receivable of $1.3 million and $1.8 million at June 30, 1998 and 1997, respectively, compared to December 31, 1997 and 1996 are the result of lower production revenues receivable and reduced accounts receivable balances from joint venture partners. Other assets increased $292 thousand during the six months ended June 30, 1998 and decreased $1 thousand during the same period in 1997. Additional investments in a related limited liability company that the Company owns an interest was responsible for most of this increase. Accounts payable, exclusive of the payable associated with the Repurchase Right of $175 thousand and $897 thousand at June 30, 1998 and 1997, decreased $329 thousand and $315 thousand during the six months ended June 30, 1998 and 1997, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements. Accrued expenses decreased $118 thousand and $159 thousand during the six months ended June 30, 1998 and 1997, respectively. The reason for these changes is the result of timing differences.

         Cash flows provided by operating activities was $6.5 million for the six months ended June 30, 1998. Cash was used to purchase property and equipment, pay quarterly distributions and reduce debt.

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

         In the fall of 1997, the Company received a significant increase in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments have allowed the Company's cash flows from operations to remain constant during 1998 even though it's production has decreased slightly.

         There have been a number of transactions involving the purchase and sale of oil and gas properties in the Appalachian Basin recently. Management of the Company intends to explore and evaluate the advisability of seeking a purchaser for the Company, and have engaged an investment banker to assist in the process.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 1998 and 1997. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                   Three Months           Six Months
                                                                  Ended June 30,        Ended June 30,
                                                                  --------------        --------------
                                                                   1998    1997         1998     1997
                                                                   ----    ----         ----     ----

         Revenues:

              Oil and gas sales                                    96%        96%       97%        97%
              Well management and operating                         4          4         3          3
                                                                 ----       ----       ---        ---
                  Total Revenues                                  100%       100%      100%       100%
         Expenses:
              Production costs                                     15%        13%       13%        12%
              Well management and operating                         2          2         2          2
              Depreciation, depletion and amortization             31         29        32         32
              General and administrative                           16         14        11         11
              Other                                                 1          -         1          1
              Income taxes                                          -          -         -          -
                                                                 ----         --       ---        ---
                  Total Expenses                                   65         58        59         58
                                                                 ====       ====       ===        ===

         Earnings                                                  35%        42%       41%        42%
                                                                 ====       ====       ===        ===

         Revenues for the three and six months ended June 30, 1998 decreased $285 thousand and $39 thousand, respectively, compared to the same periods in 1997. This decrease was due primarily to a decrease in oil and gas sales during the three months ended June 30, 1998 compared to the same period in 1997.

         Oil and gas sales decreased $268 thousand, or 8%, during the three months ended June 30, 1998 compared to the same period in 1997. Oil and gas sales decreased $8 thousand, or less than 1%, during the six months ended June 30, 1998 compared to the same six month period in 1997. These decreases are the result of decreased production levels resulting from normal declines where new producing well activity has yet to replace these reduced production levels.

         Well management and operating revenues decreased $17 thousand and $30 thousand, or 13% and 11%, during the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Well management and operating costs decreased $13 thousand and $21 thousand, or 16% and 14%, during the three and six months ended June 30, 1998, respectively, compared to the same period in 1997. These decreases were the result of the Company's purchase of additional working interests in operated properties in which the Company already had a significant interest.

         Production costs increased $32 thousand and $65 thousand, or 7%, during the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

         Depreciation, depletion and amortization and general and administrative expenses remained relatively stable during the three and six months ended June 30, 1998 compared with the same periods in 1997.

         The Company reported net income of $1,088 thousand, a decrease of $317 thousand, or 23%, during the three months ended June 30, 1998 compared to the same period in 1997. The Company reported net income of $3,361 thousand, a decrease of $100 thousand, or 3%, during the six months ended June 30, 1998 compared to the same period in 1997.

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


                           Part II. Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                         10.1 Loan Modification Agreement dated May 29, 1998 between Bank One, N.A., successor to Bank One Texas, N.A. and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.

                           27     Financial Data Schedule

                  (b) On July 6, 1998, the Registrant filed a current report on Form 8-K

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

                             EVERFLOW EASTERN PARTNERS, L.P.


                             By:  EVERFLOW MANAGEMENT COMPANY,
                                  General Partner

                             By:  EVERFLOW MANAGEMENT CORPORATION
                                  Managing General Partner


                             By:  /s/William A. Siskovic
                                ------------------------------------------------
August 11, 1998                  William A. Siskovic
                                 Vice President and Principal Accounting Officer
                                 (Duly Authorized Officer)