Form 10-Q
period 1998-09-30
EVERFLOW EASTERN PARTNERS LP
filed 1998-11-12
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.
Commission File Number 0-19279.



                         Everflow Eastern Partners, L.P.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                     0-19279                34-1659910
--------------------------------   --------------------   ----------------------
  (State or other jurisdiction        (Commission            (I.R.S. Employer
        of incorporation)             File Number)          Identification No.)



      585 West Main Street, P.O. Box 629, Canfield, Ohio         44406
--------------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)


                                  (330)533-2692
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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


Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997                          F-1

Consolidated Statements of Income
         Three and Nine Months Ended September 30, 1998 and 1997           F-3

Consolidated Statements of Partners' Equity
         Nine Months Ended September 30, 1998 and 1997                     F-4

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1998 and 1997                     F-5

Notes to Unaudited Consolidated Financial
         Statements                                                        F-6

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 3


              Part II. Other Information


Exhibits and Reports on Form 8-K                                             8

Signature                                                                    9

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 1998 and December 31, 1997
                    ----------------------------------------



                                                 September 30,    December 31,
                                                     1998             1997
                                                  (Unaudited)       (Audited)
                                                  -----------       ---------

           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                         $     131,969     $     679,531
   Accounts receivable:
     Production                                       844,029         1,984,366
     Officers and employees                           794,398         1,011,203
     Joint venture partners                           124,967           278,641
   Notes receivable                                   350,000                 -
   Other                                              148,290            63,418
                                                -------------     -------------
     Total current assets                           2,393,653         4,017,159

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                           107,672,193       105,080,039
   Pipeline and support equipment                     506,153           466,717
   Corporate and other                              1,228,345         1,115,969
                                                -------------     -------------
                                                  109,406,691       106,662,725

   Less accumulated depreciation, depletion,
     amortization and write down                  (59,939,326)      (56,422,935)
                                                -------------     -------------
                                                   49,467,365        50,239,790

OTHER ASSETS                                          787,210           503,157
                                                -------------     -------------

                                                $  52,648,228     $  54,760,106
                                                =============     =============



            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 1998 and December 31, 1997



                                                September 30,     December 31,
                                                   1998              1997
                                                (Unaudited)        (Audited)
                                                -----------        ---------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------


CURRENT LIABILITIES
   Current portion of long-term debt           $      29,746    $      27,936
   Revolving credit facility                         800,000        4,100,000
   Accounts payable                                  836,100        1,207,268
   Accrued expenses                                  262,477          257,893
                                               -------------    -------------
       Total current liabilities                   1,928,323        5,593,097

LONG-TERM DEBT                                       436,216          461,207

DEFERRED INCOME TAXES                                128,000          128,000

COMMITMENTS AND CONTINGENCIES                              -                -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,172,537 and
       6,207,651 Units, respectively              49,619,023       48,072,593

GENERAL PARTNER'S EQUITY                             536,666          505,209
                                               -------------    -------------
       Total partners' equity                     50,155,689       48,577,802
                                               -------------    -------------

                                               $  52,648,228    $  54,760,106
                                               =============    =============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

             Three and Nine Months Ended September 30, 1998 and 1997
             -------------------------------------------------------
                                   (Unaudited)


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                ----------------------------       ----------------------------
                                                   1998              1997             1998              1997
                                                   ----              ----             ----              ----

REVENUES
   Oil and gas sales                         $    3,056,512   $    2,434,207    $   10,996,470       10,382,160
   Well management and operating                     84,740          108,451           331,578          385,196
   Other                                                582            1,074             2,663            3,764
                                                -----------      -----------       -----------      -----------
                                                  3,141,834        2,543,732        11,330,711       10,771,120

DIRECT COST OF REVENUES
   Production costs                                 414,594          392,490         1,454,378        1,367,457
   Well management and operating                     55,232           67,977           185,961          219,278
   Depreciation, depletion and amortization         851,652          741,291         3,489,339        3,356,681
   Abandonment of oil and gas properties            536,802          320,000           536,802          320,000
                                                -----------      -----------       -----------      -----------
       Total direct cost of revenues              1,858,280        1,521,758         5,666,480        5,263,416

GENERAL AND ADMINISTRATIVE
   EXPENSE                                          512,947          399,124         1,450,601        1,348,928
                                                -----------      -----------       -----------      -----------
       Total cost of revenues                     2,371,227        1,920,882         7,117,081        6,612,344
                                                -----------      -----------       -----------      -----------

INCOME FROM OPERATIONS                              770,607          622,850         4,213,630        4,158,776

OTHER INCOME (EXPENSE)
   Interest income                                    7,159            8,754            27,296           31,909
   Interest expense                             (    31,387)     (    34,125)      (   133,565)     (   132,594)
   Gain (loss) on sale of property
     and equipment                              (     5,613)           5,904       (     5,613)           5,904
                                                -----------      -----------       -----------      -----------

                                                (    29,841)     (    19,467)      (   111,882)     (    94,781)
                                                -----------      -----------       -----------      -----------

INCOME BEFORE INCOME TAXES                          740,766          603,383         4,101,748        4,063,995

PROVISION (CREDIT)
   FOR INCOME TAXES
   Current                                               -                -                 -                -
   Deferred                                              -                -                 -                -
                                                -----------      -----------       -----------      -----------
                                                         -                -                 -                -
                                                -----------      -----------       -----------      -----------

NET INCOME                                   $      740,766   $      603,383    $    4,101,748   $    4,063,995
                                                ===========      ===========       ===========      ===========

Allocation of Partnership Net Income
   Limited Partners                          $      732,803   $      596,927    $    4,057,791   $    4,021,540
   General Partner                                    7,963            6,456            43,957           42,455
                                                -----------      -----------       -----------      -----------
                                             $      740,766   $      603,383    $    4,101,748   $    4,063,995
                                                ===========      ===========       ===========      ===========

Earnings per unit                                   $   .12           $  .10           $   .65           $  .64
                                                     ======            =====            ======            =====


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)



                                                             1998                    1997
                                                             ----                    ----


EQUITY - JANUARY 1                                   $      48,577,802       $      46,959,473

   Net income                                                4,101,748               4,063,995

   Cash distributions ($.375 per Unit)                 (     2,348,642)        (     2,396,103)

   Repurchase Right - Units tendered                   (       175,219)        (       897,631)
                                                        --------------          --------------

EQUITY - SEPTEMBER 30                                $      50,155,689       $      47,729,734
                                                       ===============         ===============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                          1998               1997
                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $    4,101,748     $    4,063,995
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                         3,518,893          3,411,714
       Abandonment of oil and gas properties                              536,802            320,000
       Loss (gain) on sale of property and equipment                        5,613             (5,904)
       Deferred income taxes
       Changes in assets and liabilities:
         Accounts and notes receivable                                    944,011          1,844,754
         Other current assets                                             (84,872)           (17,039)
         Other assets                                                    (284,053)            (2,683)
         Accounts payable                                                (371,168)          (420,279)
         Accrued expenses                                                   4,584           (160,433)
                                                                   --------------     --------------
           Total adjustments                                            4,269,810          4,970,130
                                                                   --------------     --------------
              Net cash provided by operating activities                 8,371,558          9,034,125

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                            516,501            526,294
   Advances disbursed to officers and employees                          (299,696)          (279,181)
   Purchase of property and equipment                                  (3,288,883)        (3,624,507)
   Proceeds on sale of property and equipment                                   -             10,500
                                                                   --------------     --------------
              Net cash used by investing activities                    (3,072,078)        (3,366,894)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of Units                                                   (175,219)          (897,631)
   Distributions                                                       (2,348,642)        (2,396,103)
   Proceeds from issuance of debt including
     revolver activity                                                  1,900,000          1,425,000
   Payments on debt including revolver activity                        (5,223,181)        (4,315,864)
                                                                   --------------     --------------
              Net cash used by financing activities                    (5,847,042)        (6,184,598)
                                                                   --------------     --------------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                            (547,562)          (517,367)
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                                 679,531            739,370
                                                                   --------------     --------------
CASH AND EQUIVALENTS AT END OF
  THIRD QUARTER                                                    $      131,969     $      222,003
                                                                   ==============     ==============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                      $      112,604     $      140,321
     Income taxes                                                               -                  -

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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations were 6,172,537 and 6,195,946 for the three and nine months ended September 30, 1998, and 6,207,651 and 6,322,511 for the three and nine months ended September 30, 1997, respectively.

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

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes, which have an aggregate balance of $371,265 and $388,979 at September 30, 1998 and December 31, 1997,
                  respectively, bear interest at 8.22% per annum until October 6, 1998 and then a variable rate of .5% above prime until maturity. A third note, which has a balance of $94,697 and $100,164 at September 30, 1998 and December 31, 1997,
                  respectively, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime until maturity. The notes require aggregate payments of principal and interest of approximately $5,600 per month.

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

                  The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1997 calculation was $4.99 per Unit, net of the distributions ($.125 per Unit) made in January and April 1998.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 3.           Partners' Equity (Continued)

                  The Company accepted an aggregate of 35,114 of its Units of limited partnership interest at $4.99 per Unit pursuant to the terms of the Company's Offer to Purchase dated April 30, 1998. The Offer expired in accordance with its terms on June 30, 1998. Immediately after the acceptance of the tendered Units by the Company, there were 6,172,537 Units outstanding.

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

Note 4.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in October 1998 of $.125 per Unit to Unitholders of record on September 30, 1998. The distribution amounted to approximately $780,000.

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

                  The Company is aware of the implications and issues associated with certain computer-based systems which are dependent upon date routines that may cause errors in computer processing in connection with the year 2000. The Company is evaluating and responding to the potential impact of the year 2000 issue on its computer and other operating systems. The Company is in contact with certain key third parties, including financial institutions, customers and suppliers with which the Company does business electronically to address the compatibility of systems. To the extent that these key third parties are impacted by their failure to address the year 2000 problem, such disruption could have a direct impact on the Company. The Company does not anticipate that the total cost of being in compliance with year 2000 needs will have a material effect on the Company's financial position or results of operations.

Note 5.           Business Segments and Major Customers

                  The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to Article V of the East Ohio Contracts, the new adjusted base price will decrease by $0.19 per MCF per contract beginning with the November 1998 production period. The majority of the Company's Natural gas production falls under the East Ohio Contracts.

Note 6.           Significant Events

                  The Company is exploring and evaluating the advisability of seeking a purchaser for the Company and currently is in the process of soliciting bids from various prospective purchasers.

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at September 30, 1998 and December 31, 1997:

                                                       September 30, 1998         December 31, 1997
                                                       ------------------         -----------------
         (Amounts in Thousands)                         Amount          %         Amount          %
                                                        ------          -         ------          -

         Working capital                             $       465        1%      $(   1,576)     ( 3)%
         Property and equipment (net)                     49,467       97           50,240      102
         Other                                               787        2              503        1
                                                          ------       --         --------     ----
             Total                                   $    50,719      100%      $   49,167      100%
                                                          ======      ====         =======     ====

         Long-term debt                              $       436        1%             461        1%
         Deferred income taxes                               128        -              128        -
         Partners' equity                                 50,155       99           48,578       99
                                                          ------      ---           ------     ----
              Total                                  $    50,719      100%      $   49,167      100%
                                                          ======      ===           ======     ====

         Working capital of $465 thousand as of September 30, 1998 represented an increase of $2.0 million from December 31, 1997. The primary reasons for this increase in working capital were due to the Company's production receivable and revolving credit facility being substantially lower at September 30, 1998 versus December 31, 1997. Seasonal gas production is responsible for the decrease in the Company's production receivable. The Company paid down $3.3 million of long-term debt during the nine months ended September 30, 1998. Management of the Company believes it can maintain a reduced level of long-term debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the Company's anticipated quarterly distributions. The Company borrowed $1.0 million during October 1998, under the Company's existing credit facility, to fund the payment of a quarterly distribution and the development of oil and gas properties.

         The Company's cash flow from operations before the change in working capital increased $373 thousand, or 5%, during the nine months ended September 30, 1998 as compared to the same period in 1997. Changes in working capital other than cash and equivalents increased cash by $209 thousand and $1,244 thousand during the nine months ended September 30, 1998 and 1997, respectively. The reductions in accounts receivable of $944 thousand and $1,845 thousand at September 30, 1998 and 1997, respectively, compared to December 31, 1997 and 1996 are primarily the result of lower production revenues receivable. Accounts payable decreased $371 thousand and $420 thousand during the nine months ended September 30, 1998 and 1997, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements.

         Cash flows provided by operating activities was $8.4 million for the nine months ended September 30, 1998. Cash was used to purchase property and equipment, repurchase Units, pay quarterly distributions and reduce long-term debt.

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

         The Company has various gas purchase agreements with The East Ohio Gas Company. Pursuant to these agreements, the Company will receive a decrease in the price received for natural gas production in the amount of $0.19 per MCF beginning in November 1998. The majority of the Company's natural gas production is subject to these agreements. As a result, Management expects a decrease in natural gas sales for the remainder of 1998 and most of 1999, although no assurance can be given. The impact on the Company cannot fully be measured until actual production volumes are determined.

         There have been a number of transactions involving the purchase and sale of oil and gas properties in the Appalachian Basin recently. Management of the Company is exploring and evaluating the advisability of seeking a purchaser for the Company and currently is in the process of soliciting bids from various prospective purchasers.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 1998 and 1997. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                 Three Months             Nine Months
                                                              Ended September 30,     Ended September 30,
                                                              -------------------     -------------------
                                                                1998       1997         1998     1997
                                                                ----       ----         ----     ----

         Revenues:

              Oil and gas sales                                   97%        96%       97%        96%
              Well management and operating                        3          4         3          4
              Other                                                -          -         -          -
                                                                 ---        ---       ---        ---
                  Total Revenues                                 100%       100%      100%       100%
         Expenses:
              Production costs                                    13%        15%       13%        13%
              Well management and operating                        2          3         1          2
              Depreciation, depletion and amortization            27         29        31         31
              Abandonment of oil and gas properties               17         13         5          3
              General and administrative                          16         16        13         12
              Other                                                1          1         1          1
              Income taxes                                         -          -         -          -
                                                                 ---        ---       ---        ---
                  Total Expenses                                  76         77        64         62
                                                                 ===        ===       ===        ===

         Earnings                                                 24%        23%       36%        38%
                                                                 ===        ===       ===        ===

         Revenues for the three and nine months ended September 30, 1998 increased $598 thousand and $560 thousand, respectively, compared to the same periods in 1997. These increases were due primarily to increases in oil and gas sales during the three and nine months ended September 30, 1998 compared to the same periods in 1997.

         Oil and gas sales increased $622 thousand, or 26%, during the three months ended September 30, 1998 compared to the same period in 1997. Oil and gas sales increased $614 thousand, or 6%, during the nine months ended September 30, 1998 compared to the same nine month period in 1997. These increases are primarily the result of higher gas prices during 1998 due to pricing adjustments contained in the East Ohio Gas Company contracts.

         Production costs increased $22 thousand, or 6%, during the three months ended September 30, 1998, compared to the same period in 1997. Production costs increased $87 thousand, or 6%, during the nine months ended September 30, 1998 compared to the same period in 1997. An increase in the number of productive properties during these periods is primarily responsible for these increases.

         Depreciation, depletion and amortization increased $110 thousand, or 15%, during the three months ended September 30, 1998 compared to the same period in 1997. Depreciation, depletion and amortization increased $133 thousand, or 4%, during the nine months ended September 30, 1998 compared to the same period in 1997.

         Abandonments of oil and gas properties increased $217 thousand during the three and nine months ended September 30, 1998 compared to the same periods in 1997. This increase was attributable to the abandonment of oil and gas properties associated with dry hole costs.

         General and administrative expenses increased $114 thousand, or 29%, during the three months ended September 30, 1998 compared with the same period in 1997. General and administrative expenses increased $102 thousand, or 8%, during the nine months ended September 30, 1998 compared to the same period in 1997. The primary reasons for these increases are due to professional fees increasing as a result of costs associated with the Company's evaluation process of seeking a purchaser for the Company.

         Net other expense increased $10 thousand, or 53%, during the three months ended September 30, 1998 compared to the same period in 1997. Net other expense increased $17 thousand, or 18%, during the nine months ended September 30, 1998 compared to the same period in 1997. These increases are the result of losses generated from the sale of property and equipment.

         The Company reported net income of $741 thousand, an increase of $137 thousand, or 23%, during the three months ended September 30, 1998 compared to the same period in 1997. The Company reported net income of $4,102 thousand, an increase of $38 thousand, or 1%, during the nine months ended September 30, 1998 compared to the same period in 1997.

         The Company has various gas purchase agreements with The East Ohio Gas Company. Pursuant to these agreements, the Company will receive a decrease in the price received for natural gas production in the amount of $0.19 per MCF beginning in November 1998. The majority of the Company's natural gas production is subject to these agreements. As a result, Management expects a decrease in natural gas sales for the remainder of 1998 and most of 1999, although no assurance can be given. The impact on the Company cannot fully be measured until actual production volumes are determined.

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

Year 2000 Readiness Disclosure
------------------------------

         The Company is aware of the implications and issues associated with certain computer-based systems which are dependent upon date routines that may cause errors in computer processing in connection with the year 2000. The Company is evaluating and responding to the potential impact of the year 2000 issue on its computer and other operating systems. The Company is in contact with certain key third parties, including financial institutions, customers and suppliers with which the Company does business electronically to address the compatibility of systems. To the extent that these key third parties are impacted by their failure to address the year 2000 problem, such disruption could have a direct impact on the Company. The Company does not anticipate that the total cost of being in compliance with year 2000 needs will have a material effect on the Company's financial position or results of operations.

                           Part II. Other Information


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b) On November 10, 1998, the Registrant filed a Current Report on Form 8-K relating to pricing adjustments under the Company's agreements with The East Ohio Gas Company.

                                    SIGNATURE



         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1998             EVERFLOW EASTERN PARTNERS, L.P.


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