Form 10-K
period 1998-12-31
EVERFLOW EASTERN PARTNERS LP
filed 1999-03-31
CIK 868082

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----

         There are 4,772,080 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 1999. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

        Except as otherwise indicated, the information contained in this Report is as of December 31, 1998.

                                     PART I
                                     ------


ITEM 1.         BUSINESS
------------------------

Introduction
------------

                  Everflow Eastern Partners, L.P. (the "Company"), a Delaware limited partnership, engages in the business of oil and gas exploration and development. The Company was formed for the purpose of consolidating the business and oil and gas properties of Everflow Eastern, Inc., an Ohio corporation ("EEI"), and the oil and gas properties owned by certain limited partnerships and working interest programs managed or operated by EEI (the "Programs"). Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of the Company.

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

                  The parties who accepted the Exchange Offer and tendered their Interests received an aggregate of 6,632,464 Units. Everflow Management Company, a predecessor of the General Partner of the Company, contributed Interests with an aggregate Exchange Value of $670,980 in exchange for a 1% interest in the Company.

                  THE COMPANY. The Company was organized in September, 1990. The principal executive offices of the Company, Everflow Management Limited, LLC and EEI are located at 585 West Main Street, Canfield, Ohio 44406 (telephone number
(330)533-2692).

General
-------

                  This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. All statements that address operating performance, events or developments that the Company anticipates will occur in the future, including statements related to future revenue, profits, expenses, and income or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" variations of such words, and similar expressions are intended to identify forward-looking statements. Forward looking statements are subject to the safe harbors created in the Exchange Act.

                  Factors that may cause such a difference include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate productive oil and gas prospects for development by the Company. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  CURRENT OPERATIONS. The properties acquired in the Exchange Offer consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 94% of the estimated future gross cash flow from the oil and gas properties owned by the Company are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

                  The Company's operations since February 1991, following consummation of the Exchange Offer, primarily involve the production and sale of oil and gas from the properties acquired pursuant to the Exchange Offer and the drilling and development of an additional 219 (net) wells. The Company serves as the operator of approximately 78% of the gross wells and 88% of the net wells which comprise the Company's properties.

                  The Company expects to hold its producing properties acquired pursuant to the Exchange Offer until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may from time to time sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

                  BUSINESS PLAN. The Company intends to conduct its business to enable it to maintain and possibly expand its reserve base. In order to further this plan, the Company primarily intends to acquire and subsequently drill and develop non-producing oil and gas properties and possibly acquire producing oil and gas properties. The Company continually evaluates whether the Company can develop oil and gas properties at historical levels given the current costs of drilling and development activities, the current prices of oil and gas, and the Company's experience with regard to finding oil and gas in commercially productive quantities. As a result of the number of recent transactions involving the purchase and sale of Appalachian Basin oil and gas companies and properties, management of the Company decided to explore and evaluate the possible sale of the Company. The Company intends to continue to evaluate this and other alternatives to maximize Unitholder's value. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                  ACQUISITION OF PROSPECTS. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an ongoing basis. The Company may also acquire leases from third parties. Historically, EEI generated approximately 90% of the prospects which were drilled by the Programs. EEI's current leasehold inventory consists of approximately 107 prospects in various stages of maturity representing approximately 1,600 net acres under lease.

                  In choosing oil and gas prospects for the Company, the General Partner does not attempt to manage the risks of drilling through a policy of selecting diverse prospects in various geographic areas or with the potential of oil and gas production from different geological formations. Rather, substantially all prospects are expected to be located in the Appalachian Basin of Ohio (and, to a lesser extent, Pennsylvania) and to be drilled primarily to the Clinton/Medina Sands geological formation or closely related oil and gas formations in such area.

                  ACQUISITION OF PRODUCING PROPERTIES. As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. The Company has acquired a limited amount of producing oil and gas properties.

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

                  FUNDING FOR ACTIVITIES. The Company finances its current operations, including undeveloped leasehold acquisition activities, through cash generated from operations and the proceeds of borrowings. Prior to the Exchange Offer, EEI relied upon the formation of investor drilling programs to fund a portion of its operations; but to date, the Company has elected not to pursue such activities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations."

                  The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI have a revolving credit facility with Bank One, N.A, pursuant to which it borrowed up to $4,100,000 in 1998 with a principal indebtedness of $2,200,000 outstanding as of March 20, 1999. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

                  Although the Partnership Agreement does not contain any specific restrictions on borrowings, the Company has no specific plans to borrow for the acquisition of producing oil and gas properties. The Company expects that borrowings may be made for the acquisition of undeveloped acreage for future drilling and development and to fund the Company's costs of drilling and completing wells. In addition, the Company could borrow funds to enable it to repurchase any Units tendered in connection with the Repurchase Right. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

                  The Company has a substantial amount of oil and gas reserves which have not been pledged as collateral for its existing loans. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 1998, which aggregate $51,479,000 (Standardized Measure of Discounted Future Net Cash Flows) with $1,800,000 of bank debt outstanding under the revolving credit facility (as of such date).

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

                  The price of crude oil has decreased since the end of the conflict in the Persian Gulf in March 1991, dropping from a high of $28.50 per barrel in January 1991 to a low of $8.50 in December 1998. As of March 20, 1999 the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $12.00 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

                  Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc., formerly Quaker State Refining Corporation.

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

                  The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of the Company's principal East Ohio Contracts at December 31, 1998 follows:


Contract              Period         Number            Required              Shut-In           Limitation
  Date               Covered        of Wells          Purchases            Provisions          Provisions
  ----               -------        --------          ---------            ----------          ----------

   9/3/91           11/91-10/01        426          275 days/year        Maximum of           May-Oct. - 50%
                                                                         60 days (Nov.-       of production
                                                                         April)               from prior 6
                                                                                              month period

   3/10/94           4/94-3/00          52          275 days/year        Maximum of           May-Oct. - 50%
                                                                         60 days (Nov.-       of production
                                                                         April)               from prior 6
                                                                                              month period

   8/10/94          11/94-10/00         27          Nov.-March           April-Oct.           Shut-in provisions





                                                          Net Price per MCF
                  ---------------------------------------------------------------------------------------------------
 Contract Date                                             Adjusted Prices
                  ---------------------------------------------------------------------------------------------------
                    11/96-4/97       5/97-10/97      11/97-4/98       5/98-10/98       11/98-4/99      5/99-10/99
                    ----------       ----------      ----------       ----------       ----------      ----------
     9/3/91             $3.31         $2.68             $3.90            $3.27           $3.71            $3.08
    3/10/94             $2.95         $2.25             $3.54            $2.84           $3.35            $2.65
    8/10/94             $3.55           N/A             $4.14              N/A           $3.95              N/A


                  As detailed above, the price paid for natural gas purchased under the East Ohio Contracts varies with the production period. Pricing under the East Ohio Contracts is adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. Additionally, the August 10, 1994 contract provides for a price cap equal to the quarterly GCR, which amounted to $3.84, $4.20 and $4.05 in November 1998, 1997 and 1996, respectively. Price caps related to this contract are not included in the table above. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge.

                  In addition to the East Ohio Contracts described above, the Company has various short-term contracts (covering production from 72 gross wells at December 31, 1998) which have a primary term of one year. Sixty-seven of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $2.65 to $2.82 per MCF. The remaining five wells are covered by a fixed rate contract that provides for the sale of the Company's gas based on monthly gas deliveries, with price provisions ranging from $2.66 for gas production in the month of July to $3.32 in January (including transportation allowances). There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS Inflation and Changes in Prices."

                  For the year ended December 31, 1998, with the exception of The East Ohio Gas Company, which accounted for approximately 80% of the Company's natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that East Ohio will be the only material natural gas customer for 1999.

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

Conflicts of Interest
---------------------

                  The Partnership Agreement grants Everflow Management Limited, LLC, the General Partner, broad discretionary authority to make decisions on matters such as the Company's acquisition of or participation in a drilling prospect or a producing property. To limit the General Partner's management discretion might prevent it from managing the Company properly. However, because the business activities of the affiliates of the General Partner on the one hand and the Company on the other hand are the same, potential conflicts of interest are likely to exist, and it is not possible to completely mitigate such conflicts.

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

Employees
---------

                  As of March 20, 1999, the Company (either directly or indirectly through EEI) had 27 full-time employees. These employees primarily are engaged in the following areas of business operations: six in land and lease acquisition, seven in field operations, seven in accounting, and seven in administration.

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

                  PROVED RESERVES.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 1998.

                                          Oil (BBLS)        Gas (MCF)
                                          ----------       ----------
                  Proved Developed         935,000         52,903,000
                  Proved Undeveloped            -                  -
                                            ------         ---------
                  Total                    935,000         52,903,000
                                           =======         ==========
                  ----------------------
                  (1) The Company has not determined proved reserves associated with its proved undeveloped acreage. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements (page F-23).


                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.(1) The following table summarizes, as of December 31, 1998, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                                   (Thousands)
                                                                   -----------

          Future cash inflows from sales of oil and gas          $     153,538
          Future production and development costs                       57,255
          Future income tax expense                                      2,253
                                                                    ----------

          Future net cash flows                                         94,030
          Effect of discounting future net cash flows
              at 10% per annum                                          42,551
                                                                    ----------
          Standardized measure of discounted future
              net cash flows                                     $      51,479
                                                                    ==========
          -------------------
          (1) See the Notes to the Financial Statements for additional information (pages F-20 to F-25).

                  PRODUCTION. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.


                                                          AVERAGE
                            PRODUCTION                   SALES PRICE              Average Lifting Cost
                    Oil (BBLS)        Gas (MCF)    per BBL        per MCF         per Equivalent MCF(1)
                    ----------        ---------    -------        -------         ---------------------

     1998              94,000        4,575,000    $ 12.20        $ 3.26                $ .50
     1997             126,000        4,322,000      17.10          3.07                  .48
     1996             112,000        4,264,000      19.88          2.78                  .44

---------------------
     (1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).


                  PRODUCTIVE WELLS. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 1998.


                           Gross Wells                                  Net Wells
                  ---------------------------------------------------------------------
                      (1)        (1)                         (1)          (1)
                   Oil         Gas        Total           Oil          Gas        Total
                  ---------------------------------------------------------------------
                   62          950        1012            34           616         650

                  ---------------
                  (1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.


                  ACREAGE. The Company had 49,600 gross developed acres and 32,600 net developed acres as of December 31, 1998. Developed acreage is that acreage assignable to productive wells. The Company had approximately 1,600 gross and net undeveloped acres as of December 31, 1998.

                  DRILLING ACTIVITY. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.


                                                  Development Wells(1)
                                    ----------------------------------------
                                         Productive                 Dry
                                    ---------------------  -----------------
                                    Gross         Net        Gross       Net
                                    -----         ---        -----       ---

                    1998             30          19.09         1        .91
                    1997             35          19.80         -         -
                    1996             40          23.39         1        .23

                    ------------------
                    (1) All wells are located in the United States. All wells are development wells; no exploratory wells were drilled.


                  PRESENT ACTIVITIES. The Company has drilled 7 gross and 3.18 net development wells since December 31, 1998. As of March 20, 1999, the Company had no wells in the process of being drilled.

                  DELIVERY COMMITMENTS. The Company entered into various East Ohio contracts with East Ohio which, subject to certain restrictions and adjustments, obligates East Ohio to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise more than 75% of the Company's natural gas sales.

ITEM 3.         LEGAL PROCEEDINGS
---------------------------------

                  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------

                  During the fourth quarter of the fiscal year ended December 31, 1998, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------


ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

Market
------

                  There is currently no established public trading market for the Company's Units of Limited Partnership. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 1999, there were 6,172,537 Units of limited partnership interest held by 1,630 holders of record.

Distribution History.
---------------------

                  The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. Based upon the current number of Units outstanding, each quarterly distribution of $0.125 per Unit is expected to be approximately $780,000. The Company currently intends to make a quarterly distribution of $0.25 per Unit in April 1999 and quarterly distributions of $0.125 per Unit in July and October 1999.

Repurchase Right.
-----------------

                  The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 53,103, 172,290 and 35,114 of its Units of limited partnership interest at a price of $4.50, $5.21, and $4.99 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 1996, 1997 and 1998, respectively. See Note 4 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

                                                                Year Ended December 31,
                                      -------------------------------------------------------------------------
                                          1998             1997          1996             1995           1994
                                      -------------------------------------------------------------------------

Revenue ..........................     $16,558,366    $15,932,197     $14,557,405    $14,478,954    $15,363,555
Net Income .......................       6,897,089      5,696,407       4,227,854      5,247,086      5,915,578
Net Income Per Unit ..............            1.10            .90             .65            .80            .90
Total Assets .....................      56,612,953     54,760,106      53,188,337     52,756,474     50,454,294
Debt(1) ..........................       2,255,898      4,589,143       4,405,834      4,718,207      3,800,000
Cash Distributions Per Unit ......             .50            .50             .50            .50            .50


------------------
(1) Debt includes the Company's long-term debt and borrowings under the Company's revolving credit facility.


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

GENERAL

                  The Company was organized in September 1990 as a limited partnership under the laws of the State of Delaware. Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of the Company. The Company was formed to engage in the business of oil and gas exploration and development through a proposed consolidation of the business and oil and gas properties of EEI, and the oil and gas properties owned by certain limited partnerships and working interest programs managed or operated by the Programs.

                  Effective February 15, 1991, pursuant to the Exchange Offer to acquire the EEI shares and the Interests in exchange for Units of the Company's limited partnership interest, the Company acquired the Interests and the EEI Shares and EEI become a wholly-owned subsidiary of the Company.

                  Everflow Management Limited, LLC, the General Partner of the Company, is a limited liability company. The members of Everflow Management Limited, LLC are EMC, three individuals who are currently directors and/or officers of EEI, David T. Matak, Thomas L. Korner and William A. Siskovic, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position
------------------

                  Working capital surplus of $2.4 million as of December 31, 1998 represented a $4.0 million increase from December 31, 1997 due primarily to a $2.2 million increase in investments in marketable corporate dept securities and a $2.3 million reduction in borrowings under the Company's revolving credit facility. In May 1998, the Company modified its revolving credit facility. The facility provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 1999. The Company anticipates renewing the facility on a year to year basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. The Company paid down $5.2 million of debt under the revolving credit facilities during 1998, most of which was paid during the winter and spring months when cash flows from production were higher. The Company borrowed $2.9 million under its revolving credit facilities during 1998. These borrowings were used to pay for the funding of the Company's investment in and the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 35,114 Units at a price of $4.99 per Unit, or $175,219, on June 30, 1998. The Company also used its credit facility to make quarterly Cash Distributions during the summer and fall months.

                  The following table summarizes the Company's financial position at December 31, 1998 and December 31, 1997:



  (Amounts in Thousands)         December 31, 1998  December 31, 1997
                               ------------------- --------------------
                                Amount         %     Amount         %
                               ------------------ ---------------------

Working capital                $ 2,424         5%   $(1,576)       (3)%
Property and equipment (net)    50,246        95     50,240       102
Other                               54         -        503         1
                               -------       ---    -------       ---
     Total                     $52,724       100%   $49,167       100%
                               =======       ===    =======       ===

Long-term debt                 $   425         1%   $   461         1%
Deferred income taxes              128         -        128         -
Partners' equity                52,171        99     48,578        99
                               -------       ---    -------       ---
     Total                     $52,724       100%   $49,167       100%
                               =======       ===    =======       ===


Cash Flows from Operating, Investing and Financing Activities
-------------------------------------------------------------

         The Company generated almost all of its cash sources from operating activities. During the years ended 1998 and 1997, cash provided by operations was used to fund the development of additional oil and gas properties and distributions to partners.

                  The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 1998 and 1997:


(Amounts in Thousands)                          1998                 1997
                                        ---------------------------------------
                                         Dollars       %      Dollars        %
Operating Activities:
     Net income before adjustments      $ 6,897        57%   $ 5,696        48%
     Adjustments                          4,770        39      5,692        48
                                        -------   -------    -------   -------
     Cash flow from operations
       before working capital
       changes                           11,667        96     11,388        96
     Changes in working capital         ( 2,096)  (    17)       417         4
                                        -------   -------    -------   -------
     Net cash provided by
       operating activities               9,571        79     11,805       100

Investing Activities:
     Proceeds received on receivables
       from officers and employees          541         4        637         6
     Advances disbursed to officers
       and employees                    (   545)  (     5)   (   719)  (     6)
     Purchase of property and
       equipment                        ( 5,905)  (    49)   ( 7,809)  (    66)
     Purchase of other assets           (   271)  (     2)   (   102)  (     1)
     Proceeds on sale of other assets
       and equipment                      1,862        16         23         -
                                        -------   -------    -------   -------
     Net cash (used) by investing
       activities                       ( 4,319)  (    36)   ( 7,970)  (    67)

Financing Activities:
     Distributions                      ( 3,129)  (    26)   ( 3,180)  (    27)
     Repurchase of Units                (   175)  (     2)   (   898)  (     8)
     Long-term debt issuance              2,900        24      4,500        38
     Long-term debt repayments          ( 5,233)  (    43)   ( 4,317)  (    36)
                                        -------   -------    -------   -------
     Net cash (used) by financing
       activities                       ( 5,637)  (    47)   ( 3,895)  (    33)
                                        -------   -------    -------   -------

Increase (decrease) in cash
     and equivalents                    (   385)  (     3)   (    60)  (     1)


Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

                  As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 1998 and 1997 represented 96% of total cash sources. Changes in working capital other than cash and equivalents decreased cash by $2,096 thousand and increased cash by $417 thousand during 1998 and 1997, respectively. The increase in accounts receivable at December 31, 1998 compared to December 31, 1997 is the result of higher production volumes and timing of production revenues resulting in higher production revenues receivable as of December 31, 1998. Total production revenues receivable as of December 31, 1998 amounted to $2.3 million compared to $2.0 million at December 31, 1997. Additionally, the Company had $2.2 million of cash invested in short-term marketable corporate debt securities at December 31, 1998 and no such investment at December 31, 1997.

                  The Company's cash flows used by investing activities decreased $3.7 million, or 46%, during 1998 as compared with 1997. The Company's cash flows used by investing activities increased $2.3 million, or 39%, during 1997 as compared with 1996. The primary reason for the decrease in cash flows used by investing activities in 1998 was the decrease in the purchase of property and equipment and proceeds received on the sale of other assets. The purchase of property and equipment decreased $1.9 million, or 24%, during 1998 as compared with 1997, and proceeds received from the sale of property and equipment and other assets increased from $23 thousand to $1,862 thousand from 1997 to 1998. The primary reason for the increase in 1997 was due to the Company's increased activity in the purchase of property and equipment. The purchase of property and equipment increased $2.3 million, or 42%, during 1997 as compared with 1996. In addition to the drilling and development of 20 net wells during 1997, the Company made prepayments on undrilled wells of $1.3 million and purchased producing properties of $1.1 million.

                  The Company's cash flows used by financing activities increased $1.7 million, or 45%, during 1998 as compared with 1997. The primary reason for this increase was that proceeds from the issuance of long-term debt decreased $1.6 million and payments on long-term debt increased $916 thousand to $5.2 million during 1998. Additionally, payments on the Repurchase of Units decreased $722 thousand, or 80%, during 1998 as compared with 1997. The Company's cash flows used by financing activities increased $107 thousand, or 3%, during 1997 as compared with 1996. The primary reason for this increase was that the payments on the Repurchase of Units increased $659 thousand during 1997 and payments on long-term debt decreased $495 thousand to $4.3 million during 1997.

                  The Company's ending cash and equivalents balance of $295 thousand and investments balance of $2.2 million at December 31, 1998, as well as ongoing monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 1999. The Company has paid a quarterly distribution every quarter since July 1991. Total cash distributions are estimated to be $780 thousand per quarter ($.125 per Unit). The Company intends to distribute $1,560 thousand ($.25 per Unit) on April 1, 1999 using the proceeds from its investments in marketable corporate debt securities resulting from the sale of other assets.

                  Capital expenditures for the development of oil and gas properties in the Company and the acquisition of undeveloped leasehold acreage continue to be ongoing priorities of the Company. The Company drilled or participated in the drilling of an additional 30 drillsites in 1998. The Company's share of these drillsites amounts to 19.1 net developed wells. The Company also made prepayments of intangible drilling costs on 11 gross and 7.5 net wells to be drilled by March 31, 1999. Proved reserves associated with the prepaid wells have not been determined. The Company's share of proved gas reserves has increased by 12.2 million MCF's, or 30%, between December 31, 1997 and 1998, while proved oil reserves have increased by 113 thousand barrels, or 14%, between December 31, 1997 and 1998. The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of
4.8 million MCF's of natural gas versus 67 thousand barrels of crude oil during 1998. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves increased by $5.4 million between December 31, 1997 and 1998. The primary reasons for this increase was an upward revision of previous gas and oil reserve estimates. Management of the Company believes the Company should be able to drill or participate in the drilling of 15 to 25 net wells each year for the next few years. Management believes it is necessary to meet this annual objective in order to maintain its reserve base. At the point where the Company can no longer generate adequate and sufficient drillsite locations, debt reductions and/or additional distributions to partners may be made by the Company at the discretion of management. Management of the Company continually evaluates whether the Company can develop oil and gas properties at historical levels given current industry and market conditions. If the Company is unable to do so, it could be determined that it is in the best interests of the Company and its Unitholders to reorganize, liquidate or sell the Company. Additionally, because of the number of recent transactions involving the purchase and sale of Appalachian Basin oil and gas companies and properties, management of the Company and the Company's investment banker continue to evaluate the possible sale of the Company and other alternatives to maximize Unitholder value. However, management cannot predict whether any sales transaction would be a viable alternative for the Company in the immediate future.

                  The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 35,114, 172,290 and 53,103 Units during 1998, 1997 and 1996 pursuant to the Repurchase Right at a price of $4.99, $5.21 and $4.50 per Unit, respectively. The Company borrowed against its credit facility to meet such obligations and would expect to do so again in 1999. The Repurchase Right to be conducted in 1999 will result in Unitholders being offered a price of $5.79 per Unit. The Company estimates it would need to borrow $3.6 million in the event the 1999 offering pursuant to the Repurchase Right is fully subscribed.

                  In the fall of 1998, there was a $.19 per MCF decrease in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments should decrease the Company's cash flows from operations during 1999, assuming similar production levels. Recent oil prices have declined and will reduce the Company's cash flows from oil production should pricing remain at such levels.

RESULTS OF OPERATIONS

                  The following table and discussion is a review of the results of operations of the Company for the twelve months ended December 31, 1998, 1997 and 1996. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                       Year Ended December 31,
                                                     --------------------------
                                                     1998        1997      1996
                                                     --------------------------
Revenues:
     Oil and gas sales                                97%         97%       97%
     Well management and operating                     3           3         3
                                                      --         ---       ---
         Total Revenues                              100         100       100
Expenses:
     Production costs                                 15          15        15
     Well management and operating                     -           1         1
     Depreciation, depletion and amortization         30          33        35
     Abandonment and write down
         of oil and gas properties                     6           3         5
     General and administrative                       13          12        13
     Other expense (income)                          ( 6)          1         2
     Income taxes                                      -         ( 1)        -
                                                     ---                   ---
         Total Expenses                               58          64        71
                                                     ---         ---       ---
Net income                                            42%         36%       29%
                                                     ===         ===       ===


                  Revenues for the year ended December 31, 1998 increased $626 thousand, or 4%, compared to the same period in 1997. Revenues for the year ended December 31, 1997 increased

$1,375 thousand, or 9%, compared to the same period in 1996. These increases were due primarily to changes in oil and gas sales and production volumes between the periods involved.

                  Oil and gas sales increased $639 thousand, or 4%, from 1997 to 1998. The primary reason for this increase was the result of higher gas prices and increased production volumes for natural gas. The increase in gas prices received during November 1997 of $.59 per MCF was responsible for increasing natural gas sales during much of 1998. The Company's gas production increased by 253 thousand MCF, and the average price received per MCF increased from $3.07 to $3.26 from 1997 to 1998. Although the Company's revenues from gas sales were significantly higher in 1998, revenues from oil sales decreased by 53% to $1.1 million as compared to 1997 oil sales of $2.1 million. The primary reasons for the decrease in oil sales were a decrease in average sales price of oil from $17.10 to $12.20 per barrel from 1997 to 1998, and a decrease in oil production of 32 thousand barrels from 1997 to 1998. Gas sales accounted for 93%, 86% and 84% of total oil and gas sales in 1998, 1997 and 1996, respectively. Oil and gas sales increased $1.3 million, or 10%, from 1996 to 1997. The primary reason for this increase in oil and gas sales between 1996 and 1997 was an increase in oil and gas production and natural gas prices. In addition, the Company's gas production increased by 58 thousand MCF and oil production increased by 14 thousand barrels from 1996 to 1997. In the fall of 1998, there was a $.19 per MCF decrease in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments should decrease the Company's cash flow from operation during 1999, assuming similar production levels.

                  Production costs increased $124 thousand, or 5%, and $235 thousand, or 11%, during 1998 and 1997, respectively. The primary reasons for these increases include increased operating costs relating to older wells and the Company's increasing costs due to placing newly drilled wells into production. Depreciation, depletion and amortization decreased $383 thousand, or 7%, between 1997 and 1998. This decrease was the result of the upward revisions of reserve estimates on certain properties between 1997 and 1998. Depreciation, depletion and amortization increased $131 thousand, or 3%, between 1996 and 1997. This increase was the result of an increase in wells placed into production and the downward revision of reserve estimates on certain properties.

                  Well management and operating revenues decreased $13 thousand, or 2%, from 1997 to 1998. Well management and operating costs decreased $30 thousand, or 23%, from 1997 to 1998. The reason for the decreases in well management and operating revenues and costs was due to the purchase of Company operated oil and gas interests. These purchases decreased the third party share of oil and gas properties managed and operated by the Company. Well management and operating revenues increased $35 thousand, or 7%, from 1996 to 1997. Well management and operating costs decreased $75 thousand, or 36%, from 1996 to 1997.

                  Abandonments and write downs of oil and gas properties increased $441 thousand between 1997 and 1998 and decreased $148 thousand between 1996 and 1997. These fluctuations were attributable to the write down of oil and gas properties, abandonments of oil and gas properties and leasehold impairments. During 1998, the Company wrote down oil and gas properties by approximately $426 thousand to provide for impairment on certain of its oil and gas properties. The Company also recognized dry hole costs of approximately $538 thousand in 1998. During 1997 and 1996, the Company wrote down oil and gas properties by approximately $199 thousand and $262 thousand, respectively, to provide for impairment on certain of its oil and gas properties. The Company recognized leasehold impairment provisions of approximately $325 thousand in 1997. Additionally, in 1996, the Company wrote off approximately $210 thousand of costs associated with an unsuccessful and abandoned water flood project.

                  General and administrative expenses increased $222 thousand, or 12%, between 1997 and 1998, and increased $21 thousand, or 1%, between 1996 and 1997. The increase in general and administrative expenses between 1997 and 1998 is the result of increases in professional fees associated with the Company's efforts in evaluating the feasibility of the sale of the Company and costs associated with discussions with prospective purchasers.

                  Net other income (expenses) amounted to $1,044 thousand, ($124) thousand and ($241) thousand in 1998, 1997 and 1996, respectively. The change between 1997 and 1998 was primarily attributable to a nonrecurring gain on sale of other assets associated with the Company's operations. The change between 1996 and 1997 was partly attributed to a decrease in interest expense resulting from lower interest rates and a reduction in the level of outstanding debt relating to the Company's revolving credit facility. In addition, the Company recognized a decrease in its loss on the sale of oil and gas properties during 1997 compared with 1996.

                  Income tax expense attributable to EEI increased $220 thousand between 1997 and 1998 and decreased $140 thousand between 1996 and 1997. These changes are due to the effect of the earnings of EEI. The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss allocable to EEI, is allocated directly to its respective partners.

                  Net income increased $1.2 million, or 21%, between 1997 and 1998. The increase was primarily the result of an increase in total oil and gas sales, and the nonrecurring gain on sale of other assets which was offset somewhat by increases in abandonment and write downs of oil and gas properties and general and administrative expenses. Net income increased $1.5 million, or 35%, between 1996 and 1997. The increase resulted from increased oil and gas sales. Net income represented 42%, 36% and 29% of total revenues during the years ended December 31, 1998, 1997 and 1996, respectively.

NEW ACCOUNTING STANDARDS

                  In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers and is adoptable by December 31, 1998. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect of adoption or anticipated adoption of the above standards had no, or is expected to have no, material effect on the Company's financial statements.

INFLATION AND CHANGES IN PRICES

                  While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin during the Persian Gulf crisis ranged from a low of $18.00 per barrel on July 30, 1990 to a high of $37.50 per barrel on October 13, 1990. The price of oil in the Appalachian Basin more recently has ranged from a low of $8.50 per barrel in December 1998 to a high of $23.50 in January 1997. As of March 20, 1999, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $12.00 per barrel of oil. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since less than 6% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 1998 are comprised of oil reserves.

                  The various gas purchase agreements with The East Ohio Gas Company negotiated since 1991 have had and will continue to have a significant effect on the Company's natural gas sales. Under the purchase agreements, adjustments to the price of gas paid to the Company by The East Ohio Gas Company are based on 80% of the increase or decrease in East Ohio's Gas Cost Recovery rates ("GCR") as specified in the contracts. The average price of gas during 1995 amounted to $2.86 per MCF, an $.18 decrease compared to 1994. The November 1995 annual price adjustment was a decrease of $.50 per MCF. The average price of gas during 1996 amounted to $2.78 per MCF, an $.08 decrease compared to 1995. The November 1996 annual price adjustment was an increase of $.47 per MCF. The average price of gas during 1997 amounted to $3.07 per MCF, a $.29 increase compared to 1996. The November 1997 annual price adjustment was an increase of $.59 per MCF. The average price of gas during 1998 amounted to $3.26 per MCF, a $.19 increase compared to 1997. The November 1998 annual price adjustment was a decrease of $.19 per MCF.

                  The Company's Standardized Measure of Discounted Future Net Cash Flows increased by $5.4 million from December 31, 1997 to December 31, 1998 and decreased by $4.4 million from December 31, 1996 to December 31, 1997. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included on page F-24 of the Company's consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE

                  The Year 2000 problem, software, hardware or an embedded chip that does not correctly process date information for years after 1999, results from the practice of storing date information with only the last two digits of the year. The Company began to address Year 2000 issues in 1997. The scope of the Year 2000 readiness effort includes the Company's internal information technology ("IT") systems, such as hardware and software; non-IT systems with date-sensitive characteristics; the status of key third parties, including suppliers, service providers and customers. The Company's major IT applications are currently Year 2000 ready. Remediation and testing of the balance of the IT systems are expected to be completed by fall 1999. The Company is in the early stages of analyzing the readiness of non-IT systems and anticipates that remediation and testing of any noncompliant systems will be completed by October 1999. The Company also has taken initial steps to determine the compliance of key third parties and expects that it will have received and reviewed responses from the majority of such parties by October 1999. Although the Company expects to meet the target dates for completion of remediation and testing and for determining the status of key third parties, the Company will attempt to develop contingency plans should the programs not be completed when anticipated or should the third parties not be ready on a timely basis.

                  Costs of addressing the Year 2000 issue to date approximate $50,000. It is anticipated that an additional $100,000 will be incurred. Substantially all of these outlays are expected to result from remediation of existing systems as opposed to replacing existing systems. Costs are being funded from operating cash flows. The actual costs of the Company's Year 2000 efforts may vary from current estimates, which are based on information available at this time.

                  Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence(s) or that the Company will be able to successfully remedy all problems that are discovered. Furthermore, there can be no assurance that the Company's third party relationships will not be adversely affected by Year 2000 issues. The Company is in the process of developing contingency plans to address the potential effects of problems arising from Year 2000 noncompliance. While the Company does not anticipate that costs of Year 2000 disruptions will have a material adverse effect, Year 2000 disruptions, arising either from within the Company or through third party relationships, could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------

                Not applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
----------------------------------------------------------

                See attached pages F-1 to F-25.

ITEM 9.         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------

                Not applicable.

                        EVERFLOW EASTERN PARTNERS, L. P.

                       1998 CONSOLIDATED FINANCIAL REPORT

                        EVERFLOW EASTERN PARTNERS, L. P.

                                    CONTENTS


--------------------------------------------------------------------------------

                                                                Page
                                                                ----

AUDITORS' REPORT ON THE FINANCIAL STATEMENTS                    F-3

FINANCIAL STATEMENTS
    Consolidated balance sheets                              F-4 - F-5
    Consolidated statements of income                           F-6
    Consolidated statements of partners' equity                 F-7
    Consolidated statements of cash flows                       F-8
    Notes to consolidated financial statements               F-9 - F-25

                          Independent Auditors' Report
                          ----------------------------


To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio


         We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                     HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 16, 1999

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                           --------------------------

                                                                               1998           1997
                                                                               ----           ----
       ASSETS
       ------
 CURRENT ASSETS
    Cash and equivalents                                                   $   294,518   $   679,531
    Accounts receivable:
      Production                                                             2,323,510     1,984,366
      Officers and employees                                                 1,015,458     1,011,203
      Joint venture partners                                                   366,121       278,641
    Short-term investments                                                   2,221,056             -
    Other                                                                       92,355        63,418

                                                                           -----------   -----------
          Total current assets                                               6,313,018     4,017,159

PROPERTY AND EQUIPMENT
    Proved properties (successful efforts accounting method)               110,178,841   105,080,039
    Pipeline and support equipment                                             506,153       466,717
    Corporate and other                                                      1,212,857     1,115,969
                                                                           -----------   -----------
                                                                           111,897,851   106,662,725
    Less accumulated depreciation, depletion, amortization
      and write down                                                        61,651,637    56,422,935
                                                                           -----------   -----------
                                                                            50,246,214    50,239,790

OTHER ASSETS                                                                    53,721       503,157

                                                                           -----------   -----------

                                                                           $56,612,953   $54,760,106
                                                                           ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                           --------------------------


                                                                      1998           1997
                                                                      ----           ----
           LIABILITIES  AND  PARTNERS'  EQUITY
           -----------------------------------
CURRENT LIABILITIES
    Current portion of long-term debt                              $    30,805  $    27,936
    Revolving credit facility                                        1,800,000    4,100,000
    Accounts payable                                                 1,666,792    1,207,268
    Accrued expenses                                                   391,187      257,893
                                                                   -----------  -----------
          Total current liabilities                                  3,888,784    5,593,097

LONG-TERM DEBT, NET OF CURRENT PORTION
    Term debt                                                          425,093      461,207

DEFERRED INCOME TAXES                                                  128,000      128,000

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE
    RIGHT
      Authorized - 8,000,000 units
      Issued and outstanding - 6,172,537 and 6,207,651 units,
        respectively                                                51,610,054   48,058,020

GENERAL PARTNER'S EQUITY                                               561,022      519,782
                                                                   -----------  -----------
          Total partners' equity                                    52,171,076   48,577,802
                                                                   -----------  -----------
                                                                   $56,612,953  $54,760,106
                                                                   ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 1998, 1997 and 1996
                  --------------------------------------------


                                                                           1998               1997                1996
                                                                           ----               ----                ----
 REVENUES
     Oil and gas sales                                                  $16,058,164         $15,418,755        $14,078,491
     Well management and operating                                          497,483             510,039            474,851
     Other                                                                    2,719               3,403              4,063
                                                                         ----------          ----------         ----------
                                                                         16,558,366          15,932,197         14,557,405

 DIRECT COST OF REVENUES
     Production costs                                                     2,550,686           2,427,124          2,192,349
     Well management and operating                                          102,176             132,531            207,951
     Depreciation, depletion and amortization                             4,904,221           5,287,066          5,155,681
     Abandonment and write down of oil and gas
       properties                                                           964,226             523,513            671,992
           Total direct cost of revenues                                 ----------          ----------         ----------
                                                                          8,521,309           8,370,234          8,227,973

 GENERAL AND ADMINISTRATIVE EXPENSE                                       2,113,492           1,891,515          1,870,646
           Total cost of revenues                                        ----------          ----------         ----------
                                                                         10,634,801          10,261,749         10,098,619
                                                                         ----------          ----------         ---------

 INCOME FROM OPERATIONS                                                   5,923,565           5,670,448          4,458,786

 OTHER INCOME (EXPENSE)
     Interest income                                                         90,564              86,226             78,668
     Interest expense                                                      (170,611)           (219,896)          (262,659)
     (Loss) gain on sale of property and equipment                           (5,613)              9,629            (56,941)
     Gain on sale of other assets                                         1,129,184                   -                  -
                                                                         ----------          ----------         ---------
                                                                          1,043,524            (124,041)          (240,932)
                                                                         ----------          ----------         ---------

 INCOME BEFORE INCOME TAXES                                               6,967,089           5,546,407          4,217,854

 PROVISION (CREDIT) FOR INCOME TAXES
     Current                                                                 70,000                   -                  -
     Deferred                                                                     -            (150,000)           (10,000)
                                                                         ----------          ----------         ----------

 NET INCOME                                                             $ 6,897,089         $ 5,696,407        $ 4,227,854
                                                                         ==========          ==========         ==========

 Allocation of Partnership Net Income
     Limited Partners                                                   $ 6,822,921         $ 5,636,318        $ 4,184,053
     General Partner                                                         74,168              60,089             43,801
                                                                         ----------          ----------          ----------
                                                                        $ 6,897,089         $ 5,696,407        $ 4,227,854
                                                                         ==========          ==========         ==========

 Net income per unit                                                    $      1.10         $       .90        $      .65
                                                                         ==========          ==========         ==========




   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996
                  --------------------------------------------

                                                                     1998             1997            1996
                                                                     ----             ----            ----

 PARTNERS' EQUITY - JANUARY 1                                     $48,577,802      $46,959,473     $46,207,378


     Net income                                                     6,897,089        5,696,407       4,227,854


     Cash distributions ($.50 per unit each year)                  (3,128,596)      (3,180,447)     (3,236,795)


     Purchase and retirement of Units                                (175,219)        (897,631)       (238,964)
                                                                   ----------       ----------      ----------

 PARTNERS' EQUITY - DECEMBER 31                                   $52,171,076      $48,577,802     $46,959,473
                                                                   ==========       ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996
                  --------------------------------------------


                                                                               1998             1997             1996
                                                                               ----             ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $ 6,897,089       $ 5,696,407      $ 4,227,854
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion and amortization                           4,929,023         5,327,791        5,202,435
         Abandonment and write down of oil and gas
           properties                                                         964,226           523,513          671,992
         Loss (gain) on sale of property and equipment                          5,613            (9,629)          56,941
         Gain on sale of other assets                                      (1,129,184)                -                -
         Deferred income taxes                                                      -          (150,000)         (10,000)
         Changes in assets and liabilities:
           Accounts receivable                                               (426,624)          472,370         (348,299)
           Purchase of short-term investments                              (2,221,056)                -                -
           Other current assets                                               (28,937)           19,406           (6,925)
           Other assets                                                       (12,255)            5,070           18,374
           Accounts payable                                                   459,524           (38,782)           2,220
           Accrued expenses                                                   133,294           (41,087)             (79)
              Total adjustments                                            ----------        -----------      ----------
                                                                            2,673,624         6,108,652        5,586,659
                Net cash provided by operating activities                  ----------        -----------      ----------
                                                                            9,570,713        11,805,059        9,814,513

 CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds received on receivables from officers and
       employees                                                              540,914           637,434          517,652
     Advances disbursed to officers and employees                            (545,169)         (719,180)        (477,500)
     Purchase of property and equipment                                    (5,905,286)       (7,809,435)      (5,508,792)
     Purchase of other assets                                                (271,125)         (102,384)        (313,306)
     Proceeds on sale of property and equipment and
       other assets                                                         1,862,000            23,436           68,192
                Net cash used by investing activities                      ----------        ----------       ----------
                                                                           (4,318,666)       (7,970,129)      (5,713,754)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions                                                        (3,128,596)        (3,180,447)      (3,236,795)
     Repurchase of Units                                                    (175,219)          (897,631)        (238,964)
     Proceeds from issuance of debt including revolver
       activity                                                             2,900,000         4,500,000        4,500,000
     Payments on debt including revolver activity                          (5,233,245)       (4,316,691)      (4,812,373)
                Net cash used by financing activities                      ----------        ----------       ----------
                                                                           (5,637,060)       (3,894,769)      (3,788,132)
                                                                           ----------        ----------       ----------

 NET (DECREASE) INCREASE IN CASH AND
     EQUIVALENTS                                                             (385,013)          (59,839)         312,627

 CASH AND EQUIVALENTS - JANUARY 1                                             679,531           739,370          426,743
                                                                           ----------        ----------       ----------
 CASH AND EQUIVALENTS - DECEMBER 31                                       $   294,518       $   679,531      $   739,370
                                                                           ==========        ==========       ==========

 Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                                           $   178,119       $   250,831      $   223,286
       Income taxes                                                            70,000                 -                -



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

                      The Exchange Offer terminated on February 15, 1991 and holders of Interests with an aggregate Exchange Value of $66,996,249 accepted the offer and tendered their Interests. Effective on such date, Everflow acquired these Interests, which include partnership interests and working interests in the Programs, and all of the outstanding EEI shares. Of these Interests tendered in the Exchange Offer, $28,565,244 was represented by the EEI shares and $38,431,005 by the remaining Interests. Approximately 6,632,000 Units were issued pursuant to the Exchange Offer.

                      The tax-free combination of the Programs and EEI with Everflow was accounted for as a reorganization of affiliated entities under common control. Accordingly, the accompanying financial statements reflect the historical costs of the Programs and EEI.

                      Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. Everflow Management Limited, LLC was formed in March 1999 as the successor to Everflow's original general partner, Everflow Management Company.

                      The members of Everflow Management Limited, LLC are Everflow Management Corporation ("EMC"), three individuals who are Officers and Directors of EEI and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

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

               D. Fair Value of Financial Instruments - The fair values of cash, accounts receivable, short-term investments (based on quoted market values), accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

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

                      Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,876,838, $5,254,190 and $5,127,388 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               F.     Property and Equipment (Continued)

                      SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $426,000, $199,000 and $262,000 during
                      1998, 1997 and 1996, respectively, to provide for impairment on certain of its oil and gas properties.

                      Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $733,000 - 39 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $52,185, $73,601 and $75,047 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

               I. Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. The allocation changes as Unitholders elect to exercise the Repurchase Right (see
                      Note 4).

                      Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 6,190,094, 6,293,796 and 6,406,492 in 1998, 1997 and 1996, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               J. New Accounting Standards - In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers and is adoptable by December 31, 1998. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect of adoption or anticipated adoption of the above standards had no, or is expected to have no, material effect on the Company's financial statements.

               K. Year 2000 - The Year 2000 problem, software, hardware or an embedded chip that does not correctly process date information for years after 1999, results from the practice of storing date information with only the last two digits of the year. The Company began to address Year 2000 issues in 1997. The scope of the Year 2000 readiness effort includes the Company's internal information technology ("IT") systems, such as hardware and software; non-IT systems with date- sensitive characteristics; the status of key third parties, including suppliers, service providers and customers. The Company's major IT applications are currently Year 2000 ready. Remediation and testing of the balance of the IT systems are expected to be completed by fall 1999. The Company is in the early stages of analyzing the readiness of non-IT systems and anticipates that remediation and testing of any noncompliant systems will be completed by October 1999. The Company also has taken initial steps to determine the compliance of key third parties and expects that it will have received and reviewed responses from the majority of such parties by October 1999. Although the Company expects to meet the target dates for completion of remediation and testing and for determining the status of key third parties, the Company will attempt to develop contingency plans should the programs not be completed when anticipated or should the third parties not be ready on a timely basis.

                      Costs of addressing the Year 2000 issue to date approximate $50,000. It is anticipated that an additional $100,000 will be incurred. Substantially all of these outlays are expected to result from remediation of existing systems as opposed to replacing existing systems. Costs are being funded from operating cash flows. The actual costs of the Company's Year 2000 efforts may vary from current estimates, which are based on information available at this time.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               K.     Year 2000 (Continued)

                      Although the Company believes that it is taking appropriate precautions against disruption of its systems due to the Year 2000 issue, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence(s) or that the Company will be able to successfully remedy all problems that are discovered. Furthermore, there can be no assurance that the Company's third party relationships will not be adversely affected by Year 2000 issues. The Company is in the process of developing contingency plans to address the potential effects of problems arising from Year 2000 noncompliance. While the Company does not anticipate that costs of Year 2000 disruptions will have a material adverse effect, Year 2000 disruptions, arising either from within the Company or through third party relationships, could have a material adverse effect on the Company's business, operating results and financial condition.

               L. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

NOTE 2.        SHORT-TERM INVESTMENTS

               Short-term investments consist of marketable corporate debt securities which are classified as trading. The fair values of the investments approximate cost.

NOTE 3.        CREDIT FACILITIES AND LONG-TERM DEBT

               In June 1997, the Company entered into an agreement that replaced its prior credit agreements. The agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity (as renewed), May 31, 1999. The Company anticipates renewing the facility on a year to year basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $7,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 3.        CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

               Borrowings on revolving credit facilities amounted to $1,800,000 and $4,100,000 at December 31, 1998 and 1997, respectively. The following schedule reflects activity under the Company's revolving credit facilities for the years ended December 31, 1998, 1997 and 1996. The average amount outstanding under the facility was calculated using daily balances and a 365 day period. The weighted average interest rates were calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.

                                                                                  Weighted
                                                         Maximum      Average      Average
                                                         Amount       Amount      Interest
                                                      Outstanding   Outstanding     Rate
                                                      -----------   -----------     ----
                      Year Ended December 31:
                        1998                          $4,100,000     $1,743,014     7.5%

                        1997                          $4,100,000     $1,796,986     8.0%

                        1996                          $4,800,000     $2,645,479     8.4%


               For purposes of the Company's borrowings LIBOR was 5.06% and 5.93% at December 31, 1998 and 1997, respectively, and the prime rate was 8.25% at December 31, 1996.

               The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. Two of the notes, which have an aggregate balance of $363,053 and $388,979 at December 31, 1998 and 1997, respectively, bear interest at 6.51% per annum until October 6, 2001 and then a variable rate of .5% above prime or the three year constant treasury maturity index plus 2.25% until maturity. A third note, which has a balance of $92,845 and $100,164 at December 31, 1998 and 1997, respectively, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime or the three year constant treasury maturity index plus 2.25% until maturity. The notes require aggregate payments of principal and interest of $5,312 per month. Maturities on the notes are expected to be as follows:
               1999 - $30,805; 2000 - $35,200; 2001 - $37,700; 2002 - $40,500;
               2003 - $43,500; thereafter - $268,193.

NOTE 4.        PARTNERS' EQUITY

               Units represent limited partnership interests in Everflow. The Units are transferable subject only to the approval of any transfer by Everflow Management Limited, LLC and to the laws governing the transfer of securities. The Units are not listed for trading on any securities exchange nor are they quoted in the automated quotation system of a registered securities association. However, Unitholders have an opportunity to require Everflow to repurchase their Units pursuant to the Repurchase Right.

               Under the terms of the limited partnership agreement, initially, 99% of revenues and costs are allocated to the Unitholders (the limited partners) and 1% of revenues and costs are allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 4.        PARTNERS' EQUITY (CONTINUED)

               The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1998 calculation, is estimated to be $5.79 per Unit, net of the distributions ($.375 per Unit in total) expected to be made in January and April 1999.

               Units repurchased pursuant to the Repurchase Right, for each of the four years in the period ended December 31, 1998, are as follows:



                                             Per Unit
                           -------------------------------------------------------------
                           Calculated                                                                          Units
                           Price for                        Less                                             Outstanding
                           Repurchase     Premium         Interim            Net          # of Units          Following
                 Year        Right        Offered       Distributions     Price Paid      Repurchased         Repurchase
                 ----        -----        -------       -------------     ----------      -----------         ----------

                 1995      $   4.72       $  .28           $  .375         $  4.625            81,522          6,433,044

                 1996      $   4.48       $  .27           $   .25         $   4.50            53,103          6,379,941

                 1997      $   5.46       $    -           $   .25         $   5.21           172,290          6,207,651

                 1998      $   5.24       $    -           $   .25         $   4.99            35,114          6,172,537


                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 5.        PROVISION FOR INCOME TAXES

               As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. The deferred taxes are the result of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties.

               A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                                       Year Ended December 31,
                                                    ---------------------------------------------------------------
                                                             1998                    1997                 1996
                                                    -------------------    ------------------  --------------------
                                                     Amount         %        Amount       %        Amount        %
                                                     ------         -        ------       -        ------        -
               Provision based on the
                   statutory rate (for taxable
                   income up to $10,000,000)        $ 2,369,000    34.0    $ 1,886,000   34.0   $ 1,434,000    34.0

               Tax effect of:
                   Non-taxable status of the
                     Programs and Everflow           (2,097,000)  (30.1)    (1,891,000) (34.1)   (1,368,000)  (32.4)
                   Excess statutory depletion           (95,000)   (1.4)       (95,000)  (1.7)      (90,000)   (2.1)
                   Graduated tax rates, state
                     income tax and other - net        (107,000)   (1.5)       (50,000)  (0.9)       14,000     0.3
                                                     ----------    ----      ---------   ----    ----------    ----
                           Total                    $    70,000     1.0     $ (150,000)  (2.7)  $   (10,000)   (0.2)
                                                     ==========    ====      =========   ====    ==========    ====

               EEI has percentage depletion deduction carryforwards for tax purposes of approximately $1,800,000. These carryforwards can be carried forward indefinitely. For financial reporting purposes, the deferred tax liability at December 31, 1998 and 1997 has been reduced by approximately $754,000 and $820,000, respectively, for the tax effect of carryforwards.

NOTE 6.        RETIREMENT PLAN

               The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who had reached the age of 21 and completed one year of service. Contributions to the plan are at the discretion of EMC's Board of Directors. The Company made contributions of $83,295, $88,788 and $38,595 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 7.        RELATED PARTY TRANSACTIONS

               Since 1989, EEI provided certain employees with an opportunity to receive assignments of certain overriding royalty interests which were created at the time EEI generated an oil and gas lease for acquisition by oil and gas drilling programs. Not all leases generated and acquired by such Programs had an overriding royalty interest reserved for assignment to employees. Certain employees of the Company have been given the option of having a portion of their compensation in the form of an assignment in certain of such overriding royalty interests. Those employees who elect to receive a portion of their compensation in this form receive an assignment of a pro rata portion of each of the overriding royalty interests selected. During the calendar years ended December 31, 1998, 1997 and 1996, approximately $180,000,
               $175,000 and $121,000, respectively, was distributed to such employees from such overriding royalty interests.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7.        RELATED PARTY TRANSACTIONS (CONTINUED)

               The Company's Officers, Directors, Affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at LIBOR plus 175 basis points. Such receivables are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

NOTE 8.        BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS

               The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylvania, in the exploration, development and production of oil and gas.

               The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

               Management of the Company continually evaluates whether the Company can develop oil and gas properties at historical levels given current industry and market conditions. If the Company is unable to do so, it could be determined that it is in the best interests of the Company and its Unitholders to reorganize, liquidate or sell the Company. Additionally, because of the number of recent transactions involving the purchase and sale of Appalachian Basin oil and gas companies and properties, management of the Company and the Company's investment bankers continue to evaluate the sale of the Company and other alternatives to maximize Unitholder value. However, management cannot predict whether any sale transaction will be a viable alternative for the Company in the immediate future.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 8.        BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

               Gas sales accounted for 93%, 86% and 84% of total oil and gas sales in 1998, 1997 and 1996, respectively. Approximate percentages of oil and gas sales from significant purchasers for the years ended December 31, 1998, 1997 and 1996, respectively, were as follows:


                                     Customer                        1998            1997       1996
                                     --------                        ----            ----       ----

                    The East Ohio Gas Company ("East Ohio")           74%             70%        72%
                    Ergon Oil Purchasing, Inc. (formerly
                        Quaker State Refining Corporation)             7              10         12
                                                                      --              --         --

                                                                      81%             80%        84%
                                                                      ==              ==         ==


               The Company expects that East Ohio and Ergon will be the only major customers in 1999.

               The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with East Ohio. Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of Everflow's principal East Ohio Gas Contracts at December 31, 1998 follows:

                   Contract     Period         Number       Required           Shut-In             Limitation
                     Date       Covered       of Wells      Purchases         Provisions           Provisions
                     ----      -------       --------      ---------         ----------           ----------
                     9/3/91   11/91-10/01       426       275 days/year     Maximum of         May-Oct. - 50% of
                                                                            60 days (Nov.-     production from
                                                                            April)             prior 6 month period

                    3/10/94     4/94-3/00        52       275 days/year     Maximum of         May-Oct. - 50% of
                                                                            60 days (Nov.-     production from
                                                                            April)             prior 6 month period

                    8/10/94   11/94-10/00        27        Nov.-March         April-Oct.       Shut-in provisions


                                                                 Net Price per MCF
                              --------------------------------------------------------------------------------------
                                                                  Adjusted Prices
                   Contract   --------------------------------------------------------------------------------------
                    Date      11/96-4/97      5/97-10/97     11/97-4/98     5/98-10/98     11/98-4/99     5/99-10/00
                    ----      ----------      ----------     ----------     ----------     ----------     ----------
                   9/3/91      $ 3.31          $ 2.68         $ 3.90          $ 3.27         $ 3.71         $ 3.08

                  3/10/94      $ 2.95          $ 2.25         $ 3.54          $ 2.84         $ 3.35         $ 2.65

                  8/10/94      $ 3.55            N/A          $ 4.14            N/A          $ 3.95           N/A


                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 8.        BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

               As detailed in the table, the price paid for natural gas purchased under the East Ohio Contracts varies with the production period. Pricing under the East Ohio Contracts is adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. Additionally, the 8/10/94 contract provides for a price cap equal to the quarterly GCR, which amounted to $3.84, $4.20 and $4.05 in November 1998, 1997 and 1996, respectively. Price caps related to this contract are not included in the table. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge.

               In addition to the East Ohio Contracts, the Company has various short-term contracts (covering production from 72 gross wells at December 31, 1998) which have a primary term of one year. Sixty-seven of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $2.65 to $2.82 per MCF. The remaining five wells are covered by a fixed rate contract that provides for the sale of the Company's gas based on monthly gas deliveries, with price provisions ranging from $2.66 for gas production in the month of July to $3.32 in January (including transportation allowances). There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts.

NOTE 9.        COMMITMENTS AND CONTINGENCIES

               Everflow paid a dividend in January 1999 of $.125 per Unit. The distribution amounted to approximately $780,000.

               The Company is the General Partner in certain oil and gas partnerships. As General Partner, the Company shares in unlimited liability to third parties with respect to the operations of the Partnerships and may be liable to limited partners for losses attributable to breach of fiduciary obligations.

               The Company has, or is subject to, compensation agreements with certain executive officers and employees that become operative only upon a change in control of the Company, as defined in those agreements. Certain of the agreements provide for compensation continuation for up to three years and bonus payments based on valuation of the Company at a date of sale. The current change in control arrangements expire on April 30, 1999.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

               The following supplemental unaudited oil and gas information is required by Statement of Financial Accounting Standards (SFAS) No. 69, "Disclosures About Oil and Gas Producing Activities."

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

               The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the continental United States.

                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES


                                                                                   December 31,
                                                                  -----------------------------------------------
                                                                      1998            1997                1996
                                                                      ----            ----                ----

                 Proved oil and gas properties                    $110,178,841    $105,080,039       $ 98,321,815
                 Pipeline and support equipment                        506,153         466,717            451,971
                                                                   -----------     -----------        -----------
                                                                   110,684,994     105,546,756         98,773,786
                 Accumulated depreciation,
                     depletion, amortization
                     and write down                                 61,379,736      56,192,136         51,286,350
                                                                   -----------     -----------        -----------

                 Net capitalized costs                            $ 49,305,258    $ 49,354,620      $ 47,487,436
                                                                   ===========     ===========       ===========


               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES


                                                                            December 31,
                                                          ------------------------------------------
                                                              1998            1997            1996
                                                              ----            ----            ----

                 Property acquisition costs               $  629,603      $  845,647      $  972,653
                 Development costs, including
                     prepayments                           5,105,622       6,814,035       4,109,532


               In 1998 and 1997, development costs include the purchase of approximately $348,000 and $1,065,000, respectively, of producing oil and gas properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

               RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES


                                                                             December 31,
                                                            -------------------------------------------
                                                                1998            1997           1996
                                                                ----            ----           ----
                 Oil and gas sales                          $16,058,164     $15,418,755    $14,078,491
                 Production costs                            (2,550,686)     (2,427,124)    (2,192,349)
                 Depreciation, depletion and
                     amortization                            (4,904,221)     (5,287,066)    (5,155,681)
                 Abandonment and write down of
                     oil and gas properties                    (964,226)       (523,513)      (671,992)
                                                             ----------      ----------     ----------
                                                              7,639,031       7,181,052      6,058,469

                 Income tax expense                             150,000         135,000        360,000
                                                             ----------      ----------     ----------
                 Results of operations for oil and
                     gas producing activities
                     (excluding corporate overhead
                     and financing costs)                   $ 7,489,031     $ 7,046,052    $ 5,698,469
                                                             ==========      ==========     ==========

               Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES


                                                                      Oil               Gas
                                                                    (BBLS)             (MCF)
                                                                    ------             -----

      Balance, January 1, 1996                                      832,000       40,058,000
          Extensions, discoveries and other
            additions                                               119,000        3,665,000
          Production                                               (112,000)      (4,264,000)
          Revision of previous estimates                             73,000        1,556,000
                                                                   --------       ----------

      Balance, December 31, 1996                                    912,000       41,015,000
          Extensions, discoveries and other
            additions                                                78,000        4,093,000
          Production                                               (126,000)      (4,322,000)
          Revision of previous estimates                            (42,000)        (129,000)
                                                                   --------       ----------
      Balance, December 31, 1997                                    822,000       40,657,000
          Extensions, discoveries and other
            additions                                                67,000        4,844,000
          Production                                                (94,000)      (4,575,000)
          Revision of previous estimates                            140,000       11,977,000
                                                                   --------       ----------
      Balance, December 31, 1998                                    935,000       52,903,000
                                                                   ========       ==========


      PROVED DEVELOPED RESERVES:
          December 31, 1995                                         832,000       40,058,000
          December 31, 1996                                         912,000       41,015,000
          December 31, 1997                                         822,000       40,657,000
          December 31, 1998                                         935,000       52,903,000


               The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 1998 and 1997, the Company had 1,600 and 2,200 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $1,569,741 and $1,840,542 at December 31, 1998 and 1997, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                 NET CASH FLOWS


                                                               December 31,
                                                    -------------------------------
                                                      1998       1997        1996
                                                      ----       ----        ----
                                                         (Thousands of Dollars)
     Future cash inflows from sales of oil
         and gas                                    $153,538   $124,466    $132,308
     Future production and development
         costs                                        57,255     48,085      49,255
     Future income tax expense                         2,253      1,885       2,171
                                                     -------    -------     -------
     Future net cash flows                            94,030     74,496      80,882
     Effect of discounting future net cash
         flows at 10% per annum                       42,551     28,402      30,375
                                                     -------    -------     -------
     Standardized measure of discounted
         future net cash flows                      $ 51,479   $ 46,094    $ 50,507
                                                     =======    =======     =======


                CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED
                              FUTURE NET CASH FLOWS


                                                          Year Ended December 31,
                                                     --------------------------------
                                                      1998        1997          1996
                                                      ----        ----          ----
                                                           (Thousands of Dollars)

     Balance, beginning of year                     $ 46,094   $ 50,507     $ 41,805
     Extensions, discoveries and other
         additions                                     6,004      5,553        6,168
     Development costs incurred                          801        270          308
     Revision of previous estimates                   11,926       (424)       2,616
     Sales of oil and gas, net of production
         costs                                       (13,507)   (12,992)     (11,886)
     Net change in income taxes                          (60)       149          (20)
     Net changes in prices and production
         costs                                        (1,193)    (2,291)       5,660
     Accretion of discount                             4,609      5,051        4,181
     Other                                            (3,195)       271        1,675
                                                    --------   --------     --------
     Balance, end of year                           $ 51,479   $ 46,094     $ 50,507
                                                    ========   ========     ========

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

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

                                    PART III
                                    --------


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------------

                  The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company's original general partner. The members of Everflow Management Limited, LLC as of March 20, 1999 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner, William A. Siskovic and David T. Matak, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

                  EMC is the Managing Member of Everflow Management Limited, LLC. EMC was formed in September 1990 to act as the Managing General Partner of Everflow Management Company, the predecessor of Everflow Management Limited, LLC. EMC is owned by the other members of Everflow Management Limited, LLC and EMC currently has no employees, but as Managing Member of Everflow Management Limited, LLC, makes all management and business decisions on behalf of Everflow Management Limited, LLC and thus on behalf of the Company.

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

                  DIRECTORS AND OFFICERS OF EEI AND EMC. The executive officers and directors of EEI and EMC as of March 20, 1999 are as follows:


                                                        Positions and                    Positions and
      Name                           Age               Offices with EEI                 Offices with EMC
--------------------                 ---           ------------------------         --------------------------

Robert F. Sykes                       75           Chairman of the Board            Chairman of the Board
                                                                                    and Director

Thomas L. Korner                      45           President and Director           President and Director

David A. Kidder                       60           Treasurer                        None

David T. Matak                        40           Vice President/Land              Vice President and
                                                                                      Director

William A. Siskovic                   43           Vice President, Secretary,       Vice President, Secretary-
                                                   Principal Financial and          Treasurer, Principal
                                                   Accounting Officer and           Financial and Accounting
                                                   Director                         Officer and Director

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

ROBERT F. SYKES has been a Director of EEI since March 1987 and Chairman of the Board since May 1988. Mr. Sykes is the Chairman of the Board and a Director of EMC and has served in such capacities since its formation in September 1990. He was the Chairman of the Board of Sykes Datatronics, Inc., Rochester, New York, from its organization in 1986 until his resignation in January 1989. Sykes Datatronics, Inc. is a manufacturer of telephone switching equipment. Mr. Sykes also served as President and Chief Executive Officer of Sykes Datatronics, Inc. from 1968 until October 1983 and from January 1985 until October 1985. Mr. Sykes also has been a Director of Voplex, Inc., Rochester, New York, a manufacturer of plastic products, and a Director of ACC Corp., a long distance telephone company.

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

                  Based solely on review of the copies of such forms furnished to the Company, the Company believes that for all of 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.        EXECUTIVE COMPENSATION
--------------------------------------

                  As a limited partnership the Company has no executive officers or directors, but is managed by Everflow Management Limited, LLC, the General Partner of the Company. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

                  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1998, 1997 and 1996, of those persons who were, at December 31, 1998: (i) the chief executive officer; and (ii) the other two most highly compensated executive officers of the

Company. The Chief Executive Officer and such other executive officers are hereinafter referred to collectively as the "Named Executive Officers."


                                                SUMMARY COMPENSATION TABLE

                                                    Annual Compensation
                                ----------------------------------------------------------
                                                                                   Other
                                                                                   Annual           All Other
          Name and                                                                 Compen-           Compen-
     Principal Position            Year              Salary          Bonus         sation            sation(1)
     ------------------            ----              ------          -----        ---------         -----------

Thomas L. Korner                   1998              80,000          39,000          2,067          40,302(2)
President                          1997              80,000          43,375          1,818          35,965(2)
                                   1996              71,250          75,500          2,190          26,846(2)

David T. Matak                     1998              80,000          39,000          1,455          42,353(3)
Vice President                     1997              80,000          43,375          1,102          37,941(3)
                                   1996              73,000          95,500          1,241          28,530(3)

William A. Siskovic                1998              80,000          39,000          1,489          31,087(4)
Vice President and                 1997              80,000          43,375          1,497          26,609(4)
Principal Financial and            1996              75,625          65,500          2,073          17,996(4)
Accounting Officer


No Named Executive Officer received personal benefits or perquisites during 1998, 1997 and 1996 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) Includes amounts received from participation in certain overriding royalty interest arrangements organized by EEI. Also includes amounts contributed under the Company's 401(K) Retirement Savings Plan. The Company made a profit sharing contribution and matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 50% of the first 6% of a participant's salary reduction. The amounts attributable to the Company's matching contribution vest immediately.
(2) Includes amounts received by Thomas L. Korner from participation in certain overriding royalty interest arrangements organized by EEI of $33,031, $32,264 and $22,602 in 1998, 1997 and 1996, respectively.
(3) Includes amounts received by David T. Matak from participation in certain overriding royalty interest arrangements organized by EEI of $35,082, $34,240 and $24,365 in 1998, 1997 and 1996, respectively.
(4) Includes amounts received by William A. Siskovic from participation in certain overriding royalty interest arrangements organized by EEI of $23,816, $22,908 and $13,762 in 1998, 1997 and 1996, respectively.

Everflow Management Limited, LLC, EMC and the members do not receive any separate compensation or reimbursement for their management efforts on behalf of the Company. All direct and indirect costs incurred by the Company are borne by Everflow Management Limited, LLC as General Partner of the Company and the Unitholders as Limited Partners of the Company in proportion to their respective interest in the Company. The members are not entitled to any fees or other compensation as a result of the acquisition or operation of oil and gas properties by the Company. The members, in their individual capacities, are not entitled to share in distributions from or income of the Company on an ongoing basis, upon liquidation or otherwise. The members only share in the revenues, income and distributions of the Company indirectly through their ownership of Everflow Management Limited, LLC, as the General Partner of the Company. Everflow Management Limited, LLC is entitled to share in the income and expense of the Company on the basis of its interests as the General Partner of the Company. Everflow Management Limited, LLC through it predecessor, Everflow Management Company, contributed Interests (as defined and described in "Item 1. Business" above) with an Exchange value of $670,980 for its interest as a general partner in the Company.

                  The Company has or is subject to compensation agreements with certain Executive Officers and employees that become operative only upon a change in control of the Company, as defined in these agreements. Certain of the agreements provide for compensation continuation for up to three years and bonus payments based on valuation of the Company at a date of sale. The current change in control arrangements expire on April 30, 1999. The company does not anticipate that a change in control of the Company will occur before April 30, 1999.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

                  Everflow Management Limited, LLC is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of Everflow Management Limited, LLC are Thomas L. Korner, William A. Siskovic and David T. Matak, all of whom are directors or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The members and their affiliates currently hold (in addition to Everflow Management Limited, LLC's interest as a general partner of the Company) 1,400,457 Units, representing approximately 23% of the outstanding Units.

                  Everflow Management Limited, LLC, as General Partner of the Company, owns a 1.07% general partner's interest in the Company.

                  The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 1999 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of Everflow Management Limited, LLC, and (ii) the ownership of EMC.

                  BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                    EVERFLOW MANAGEMENT LIMITED, LLC AND EMC



                                                                              Percentage
                                                                             Interest in
                                                           Percentage          Everflow       Percentage
              Name                             Units        of Units          Management      Interest in
             of Holder                      in Company    in Company(1)     Limited, LLC(2)       EMC
---------------------------------           ----------    -------------     ---------------     -------
Robert F. Sykes(3)                           1,062,854        17.22            57.1429          57.1429
Thomas L. Korner                               157.814         2.56            14.2857          14.2857
David T. Matak                                 103,920         1.68            14.2857          14.2857
William A. Siskovic                             75,869         1.23            14.2857          14.2857
All officers and directors as
   a group (4 persons in EMC)                1,400,457        22.69           100.0000         100.0000


-----------------------------
(1) Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) Everflow Management Limited, LLC (based on Everflow Management Limited, LLC's 1.07% general partner's interest in the Company) or (ii) EMC (based on EMC's 1% managing member's interest in Everflow Management Limited, LLC).
(2) Includes the interest in Everflow Management Limited, LLC owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC's 1% managing member's interest in Everflow Management Limited, LLC.
(3) Includes 739,245 Units held by Sykes Associates, a New York limited partnership comprised of Mr. Sykes and his wife as general partners and four adult children as limited partners, 162,462 Units of the Company held by the Robert F. Sykes Annuity Trust and 161,147 Units held by the Catherine Sykes Annuity Trust.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------

                  In the past, certain officers, directors and more than 10% Unitholders of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as unrelated investors. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company's management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors. Frequently, EEI loaned its officers the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at the rate of LIBOR plus 175 basis points per annum. As of December 31, 1998, the aggregate outstanding balance of such indebtedness was approximately $549,649, with Thomas L. Korner, David T. Matak and William A. Siskovic owing $140,790, $249,238 and $159,621, respectively.

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
                  --------------------

                  The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                               Page(s)
                                                               -------

Auditors' Report on Audited Financial Statements                 F-3
       Balance Sheets                                         F-4 - F-5
       Statements of Income                                      F-6
       Statements of Partners' Equity                            F-7
       Statements of Cash Flows                                  F-8
       Notes to Financial Statements                          F-9 - F25

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
                  --------

                  See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

(b) On November 9, 1998, the Registrant filed a current report on Form 8-K relating to pricing adjustments under the Company's Agreements with The East Ohio Gas Company.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:      EVERFLOW MANAGEMENT LIMITED, LLC
         General Partner
By:      EVERFLOW MANAGEMENT CORPORATION,
         Managing Member

By:      /s/Robert F. Sykes                             Director                                   March  29 , 1999
         --------------------------------------------                                                    ----
         Robert F. Sykes



By:      /s/Thomas L. Korner                            President and Director                     March  29 , 1999
         --------------------------------------------                                                    ----
         Thomas L. Korner



By:      /s/William A. Siskovic                         Vice President,                            March  29 , 1999
         --------------------------------------------                                                    ----
         William A. Siskovic                            Secretary-Treasurer
                                                        and Director (principal
                                                        financial and accounting
                                                        officer)



By:      /s/David T. Matak                              Vice President and                         March  29 , 1999
         --------------------------------------------                                                    ----
         David T. Matak                                 Director

                                  Exhibit Index
                                  -------------



    Exhibit No.                                 Description
    -----------                                 -----------
      4.1                Certificate of Limited Partnership of the Registrant                              (1)
                         dated September 13, 1990, as filed with the Delaware
                         Secretary of State on September 14, 1990

      4.2                Form of Agreement of Limited Partnership of the                                   (1)
                         Registrant

      4.3                General Partnership Agreement of Everflow                                         (1)
                         Management Company

      4.4                Articles of Incorporation of Everflow Management                                  (1)
                         Corporation

      4.5                Code of Regulations of Everflow Management                                        (1)
                         Corporation

      4.6                Shareholders Agreement for Everflow Management                                    (1)
                         Corporation

      4.7                Third Amended and Restated Loan Agreement,                                        (2)
                         dated as of May 1, 1991 between Everflow
                         Eastern, Inc., the Registrant and the banks listed
                         therein, with National Bank of Detroit as Agent

      4.8                First Amendment to Third Amended and Restated                                     (5)
                         Loan and Security Agreements dated July 1, 1993,
                         between Everflow Eastern, Inc. and Everflow Eastern
                         Partners, L.P. and the banks listed therein, with
                         National Bank of Detroit as Agent

      4.9                Revolving Credit Note to First Amendment to Third                                 (5)
                         Amended and Restated Loan and Security Agreement
                         dated as of July 1, 1993

     4.10                Credit Agreement dated January 19, 1995 between                                   (8)
                         Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.
                         and Bank One, Texas, National Association

Exhibit No.                                     Description
-----------                                     -----------
     4.11                Amendment to Credit Agreement dated February 23, 1996                            (13)
                         between Everflow Eastern, Inc. and Everflow Eastern
                         Partners, L.P. and Bank One, Texas, National Association

     4.12                Second Amendment to Credit Agreement dated December 30,                          (13)
                         1996 between Everflow Eastern, Inc. and Everflow Partners,
                         L.P. and Bank One, Texas, National Association

     4.13                Loan Modification Agreement dated June 16, 1997 between                          (14)
                         Bank One, N.A., Bank One, Texas, N.A. and Everflow
                         Eastern, Inc. and Everflow Eastern Partners, L.P.

     4.14                Loan Modification Agreement dated May 29, 1998 between                           (15)
                         Bank One, N.A., Successor to Bank One, Texas, N.A., and
                         Everflow Eastern, Inc. and Everflow Eastern Partners L.P.

     10.1                Lease Agreement dated June 30, 1984 by and                                        (1)
                         between Village Green Associates, Inc. and
                         Everflow Eastern, Inc.

     10.2                Gas Purchase Agreement dated September 3, 1991                                    (3)
                         by and between the Registrant and The East Ohio
                         Gas Company

     10.3                Intermediate Term Adjustable Price Gas Purchase                                   (4)
                         Agreement, contract #10342, dated October 9, 1992,
                         between The East Ohio Gas Company and Everflow
                         Eastern Partners, L.P.

     10.4                Quaker State Full Load Crude Oil Purchase Agreement                               (4)
                         Dated January 13, 1993, between Quaker State Oil
                         Refining corporation and Everflow Eastern Partners, L.P.

     10.5                Intermediate Term Adjustable Gas Purchase Agreement,                              (6)
                         Contract #10461, dated March 10, 1994, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

     10.6                Intermediate Term Adjustable Gas Purchase Agreement,                              (7)
                         Contract #10515, dated August 10, 1994, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

    Exhibit No.                                 Description
    -----------                                 -----------
     10.7                Operating facility lease dated October 3, 1995 between                            (9)
                         Everflow Eastern Partners, L.P. and A-1 Storage of
                         Canfield, Ltd.

     10.8                Intermediate Term Adjustable Gas Purchase Agreement,                             (11)
                         Contract #11245, dated May 29, 1996, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

     10.9                Intermediate Term Adjustable Gas Purchase Agreement,                             (11)
                         Contract #11285, dated May 29, 1996, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

    10.10                One Year Term Gas Purchase Agreement dated August 1,                             (12)
                         1996, between Everflow Eastern Partners, L.P. and
                         JDS Energy Corporation

    10.11                One Year Term Gas Purchase Agreement dated January 20,                           (13)
                         1997, between Everflow Eastern Partners, L.P. and
                         JDS Energy Corporation

    10.12                Gas Purchase Agreement, Contract #11467, dated                                    64
                         November 1, 1997, between Everflow Eastern Partners, L.P.
                         and CNG Energy Services Corporation.

    10.13                One Year Term Gas Purchase Agreement dated November 1,                            73
                         1998, between Everflow Eastern Partners, L.P. and JDS
                         Energy Systems, Inc.

     22.1                Subsidiaries of the Registrant                                                   (10)

       27                Financial Data Schedule

------------------


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

                                 Exhibit Index
                                 -------------


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

(15) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998.