Form 10-Q
period 1999-03-31
EVERFLOW EASTERN PARTNERS LP
filed 1999-05-14
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
            1934 FOR THE TRANSITION PERIOD FROM _______ TO _______ .

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                   34-1659910
     ---------------------------------               -------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

           585 West Main Street
               P.O. Box 629
              Canfield, Ohio                                   44406
-----------------------------------------                ----------------
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

         There were 6,172,537 Units of limited partnership interest of the Registrant as of May 12, 1999. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

         Except as otherwise indicated, the information contained in this Report is as of March 31, 1999.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX

                      DESCRIPTION                                                                     PAGE NO.
                      -----------                                                                     --------
Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 March 31, 1999 and December 31, 1998                                    F-1

                           Consolidated Statements of Income
                                 Three Months Ended March 31, 1999 and 1998                              F-3

                           Consolidated Statements of Partners' Equity
                                 Three Months Ended March 31, 1999 and 1998                              F-4

                           Consolidated Statements of Cash Flows
                                 Three Months Ended March 31, 1999 and 1998                              F-5

                           Notes to Unaudited Consolidated Financial Statements                          F-6

              Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                       3


Part II.      Other Information

              Item 6.      Exhibits and Reports on Form 8-K                                                6

                           Signature                                                                       7


                        EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1999 and December 31, 1998
                      ------------------------------------



                                                     March 31,         December 31,
                                                       1999                1998
                                                    (Unaudited)          (Audited)
                                                    -----------          ---------
           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                           $     461,548       $     294,518
   Accounts receivable:
     Production                                       2,027,147           2,323,510
     Officers and employees                             853,337           1,015,458
     Joint venture partners                             167,086             366,121
   Short-term investments                             2,250,148           2,221,056
   Other                                                126,036              92,355
                                                  -------------       -------------
     Total current assets                             5,885,302           6,313,018

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                             111,873,392         110,178,841
   Pipeline and support equipment                       530,538             506,153
   Corporate and other                                1,273,902           1,212,857
                                                  -------------       -------------
                                                    113,677,832         111,897,851

   Less accumulated depreciation, depletion,
     amortization and write down                    (63,152,557)        (61,651,637)
                                                  -------------       -------------
                                                     50,525,275          50,246,214

OTHER ASSETS                                             53,047              53,721
                                                  -------------       -------------

                                                  $  56,463,624       $  56,612,953
                                                  =============       =============

           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1999 and December 31, 1998
                      ------------------------------------

                                                     March 31,      December 31,
                                                       1999             1998
                                                   (Unaudited)       (Audited)
                                                   -----------       ---------
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt               $   133,366      $    30,805
   Revolving credit facility                         1,600,000        1,800,000
   Accounts payable                                  1,307,206        1,666,792
   Accrued expenses                                     43,950          391,187
                                                   -----------      -----------
       Total current liabilities                     3,084,522        3,888,784

LONG-TERM DEBT, NET OF CURRENT PORTION                 416,352          425,093

DEFERRED INCOME TAXES                                  128,000          128,000

COMMITMENTS AND CONTINGENCIES                             --               --

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,172,537 Units       52,266,592       51,610,054

GENERAL PARTNER'S EQUITY                               568,158          561,022
                                                   -----------      -----------
       Total partners' equity                       52,834,750       52,171,076
                                                   -----------      -----------

                                                   $56,463,624      $56,612,953
                                                   ===========      ===========

           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                    1999               1998
                                                    ----              ----
REVENUES
   Oil and gas sales                             $ 4,085,041       $ 4,968,779
   Well management and operating                     134,224           136,844
Other                                                    904             1,091
                                                 -----------       -----------
                                                   4,220,169         5,106,714

DIRECT COST OF REVENUES
   Production costs                                  592,797           564,383
   Well management and operating                      71,188            64,526
   Depreciation, depletion and amortization        1,485,808         1,695,466
   Abandonment and write down of
     oil and gas properties                           25,000              --
                                                 -----------       -----------
       Total direct cost of revenues               2,174,793         2,324,375

GENERAL AND ADMINISTRATIVE EXPENSE                   591,596           450,377
                                                 -----------       -----------
       Total cost of revenues                      2,766,389         2,774,752
                                                 -----------       -----------

INCOME FROM OPERATIONS                             1,453,780         2,331,962

OTHER INCOME (EXPENSE)
   Interest income                                    36,317            12,650
   Interest expense                                  (46,469)          (71,733)
                                                 -----------       -----------
                                                     (10,152)          (59,083)
                                                 -----------       -----------

INCOME BEFORE INCOME TAXES                         1,443,628         2,272,879

PROVISION FOR INCOME TAXES
   Current                                              --                --
                                                 -----------       -----------
   Deferred                                             --                --
                                                 -----------       -----------

NET INCOME                                       $ 1,443,628       $ 2,272,879
                                                 ===========       ===========

Allocation of Partnership Net Income
     Limited Partners                              1,428,104         2,248,559
     General Partner                                  15,524            24,320
                                                 -----------       -----------
                                                 $ 1,443,628       $ 2,272,879
                                                 ===========       ===========

Earnings per unit                                $       .23       $       .36
                                                 ===========       ===========

           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)



                                                1999                1998
                                                ----                ----
PARTNERS' EQUITY - JANUARY 1                $ 52,171,076       $ 48,577,802

   Net income                                  1,443,628          2,272,879

   Cash distributions ($.125 per Unit)          (779,954)          (784,344)
                                            ------------       ------------

PARTNERS' EQUITY - MARCH 31                 $ 52,834,750       $ 50,066,337
                                            ============       ============

           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                                                                        1999              1998
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $ 1,443,628       $ 2,272,879
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                       1,500,920         1,709,209
       Abandonment and write down of
         oil and gas properties                                                          25,000
       Changes in assets and liabilities:
         Accounts receivable                                                            495,398           321,827
         Short-term investments                                                         (29,092)             --
         Other current assets                                                           (33,681)          (31,080)
         Other assets                                                                       674          (155,576)
         Accounts payable                                                              (359,586)          (38,284)
         Accrued expenses                                                              (347,237)          (18,173)
                                                                                    -----------       -----------
           Total adjustments                                                          1,252,396         1,787,923
                                                                                    -----------       -----------
              Net cash provided by operating activities                               2,696,024         4,060,802

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                                          212,554           160,277
   Advances disbursed to officers and employees                                         (50,433)          (79,583)
   Purchase of property and equipment                                                (1,804,981)         (769,351)
                                                                                    -----------       -----------
              Net cash used by investing activities                                  (1,642,860)         (688,657)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                                       (779,954)         (784,344)
   Proceeds from issuance of debt, including
     revolver activity                                                                1,000,000              --
   Payments on debt, including revolver activity                                     (1,106,180)       (3,109,365)
                                                                                    -----------       -----------
              Net cash used by financing activities                                    (886,134)       (3,893,709)
                                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS                                                                          167,030          (521,564)

CASH AND EQUIVALENTS AT BEGINNING
   OF YEAR                                                                              294,518           679,531
                                                                                    -----------       -----------

CASH AND EQUIVALENTS AT END OF
   FIRST QUARTER                                                                    $   461,548       $   157,967
                                                                                    ===========       ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                       $    35,540       $    83,943
     Income taxes                                                                          --                --

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

                           Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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

                           Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow. Everflow Management Limited, LLC is authorized, in general, to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation ("EMC"), three individuals who are Officers and Directors of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

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

                  D. Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 4).

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,172,537 and 6,207,651 for the three months ended March 31, 1999 and 1998, respectively.

                  E. New Accounting Standards - In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers and is adoptable by December 31, 1998. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is

                        EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 1.           Organization and Summary of Significant Accounting Policies
                  (Continued)

                  E.       New Accounting Standards (Continued)

                           effective for fiscal years beginning after June 15, 1999. The effect of adoption or anticipated adoption of the above standards had no, or is expected to have no, material effect on the Company's financial statements.

                  F. Year 2000 - The Year 2000 problem, software, hardware or an embedded chip that does not correctly process date information for years after 1999, results from the practice of storing date information with only the last two digits of the year. The Company began to address Year 2000 issues in 1997. The scope of the Year 2000 readiness effort includes the Company's internal information technology ("IT") systems, such as hardware and software; non-IT systems with date-sensitive characteristics; the status of key third parties, including suppliers, service providers and customers. The Company's major IT applications are currently Year 2000 ready. Remediation and testing of the balance of the IT systems are expected to be completed by fall 1999. The Company is in the early stages of analyzing the readiness of non-IT systems and anticipates that remediation and testing of any noncompliant systems will be completed by October 1999. The Company also has taken initial steps to determine the compliance of key third parties and expects that it will have received and reviewed responses from the majority of such parties by October 1999. Although the Company expects to meet the target dates for completion of remediation and testing and for determining the status of key third parties, the Company will attempt to develop contingency plans should the programs not be completed when anticipated or should the third parties not be ready on a timely basis.

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

                  F.       Year 2000 (Continued)

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

Note 3.           Credit Facilities and Long-Term Debt

                  In May 1998, the Company entered into an agreement that replaced its prior credit agreements. The agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity (as renewed), May 31, 1999. The Company anticipates renewing the facility on a yearly basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $7,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there

                        EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 3.           Credit Facilities and Long-Term Debt (Continued)

                  are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. Two of the notes, which have an aggregate balance of $358,783 and $363,053 at March 31, 1999 and December 31, 1998,
                  respectively, bear interest at 6.51% per annum until October 6, 2001 and then a variable rate of .5% above prime or the three year constant treasury maturity index plus 2.25% until maturity. A third note, which has a balance of $90,935 and $92,845 at March 31, 1999 and December 31, 1998, respectively, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime or the three year constant treasury maturity index plus 2.25% until maturity. The three notes require aggregate payments of principal and interest of approximately $5,300 per month. A fourth note, which has a balance of $100,000 at March 31, 1999, bears interest at 7.75% per annum. This note has not yet been termed out and currently is an interest only note.

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

                  The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1, and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have

                        EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 4.           Partners' Equity (Continued)

                  Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1998 calculation, is $5.79 per Unit, net of the distributions ($.375 per Unit in total) made in January and April 1999.

                  Units repurchased pursuant to the Repurchase Right for each of the four years in the period ended December 31, 1998 are as follows:

                             Calculated                                                               Units
                             Price for                     Less                         # of       Outstanding
                             Repurchase   Premium        Interim          Net          Units        Following
                     Year      Right      Offered     Distributions   Price Paid    Repurchased     Repurchase
                     ----    ----------   -------     -------------   ----------    -----------     ----------
                     1995       $4.72       $.28           $.375         $4.625         81,522       6,433,044
                     1996       $4.48       $.27           $.250         $4.500         53,103       6,379,941
                     1997       $5.46       $ -            $.250         $5.210        172,290       6,207,651
                     1998       $5.24       $ -            $.250         $4.990         35,114       6,172,537

Note 5.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in April 1999 of $.25 per Unit to Unitholders of record on March 31, 1999. The distribution amounted to approximately $1,560,000.

                        EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 5.  Commitments and Contingencies (Continued)

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

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at March 31, 1999 and December 31, 1998:

                                      March 31, 1999          December 31, 1998
                                  --------------------       -------------------
         (Amounts in Thousands)    Amount        %            Amount         %
                                   ------       ---           ------        ---
Working capital                   $ 2,801            5%      $ 2,424            5%
Property and equipment (net)       50,525           95        50,246           95
Other                                  53         --              54         --
                                  -------      -------       -------      -------
    Total                         $53,379          100%      $52,724          100%
                                  =======      =======       =======      =======

Long-term debt                    $   416            1%          425            1%
Deferred income taxes                 128         --             128         --
Partners' equity                   52,835           99        52,171           99
                                  -------      -------       -------      -------
    Total                         $53,379          100%      $52,724          100%
                                  =======      =======       =======      =======

         Working capital surplus of $2,801 thousand as of March 31, 1999 represented an increase of $377 thousand from December 31, 1998 due to reductions in accounts payable, accrued expenses and payments on the Company's revolving credit facility. These reductions were partially offset by a reduction in accounts receivable and an increase in cash.

         In May 1998, the Company modified its revolving credit facility. The facility provides for a revolving line of credit in the amount of $7.0 million, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with principal due at maturity, May 31, 1999. The Company anticipates renewing the facility on a yearly basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Management of the Company believes this revolving credit facility is sufficient to allow the Company to continue to fund the development of oil and gas properties, repurchase Units pursuant to the Repurchase Right and make quarterly Cash Distributions.

         The Company's cash flow from operations before the change in working capital decreased $1.0 million, or 25%, during the three months ended March 31, 1999 as compared to the same period in 1998. Changes in working capital other than cash and cash equivalents decreased cash by $274 thousand during the three months ended March 31, 1999. The reductions in accounts payable of $360 thousand and accrued expenses of $347 thousand at March 31, 1999 compared to December 31, 1998 are primarily the result of lower production payables and accrued payroll expenses at March 31, 1999.

         Cash flows provided by operating activities was $2.7 million for the three months ended March 31, 1999. Cash was primarily used to purchase property and equipment and pay a quarterly distribution.

         Additional borrowings for operations may be required during the summer months due to the seasonal nature of the gas purchase agreements with The East Ohio Gas Company entered into beginning in 1991. Seasonal price reductions and production restrictions during the summer months reduce operating revenues and consequently cash flows from operations during such periods.

         In the fall of 1998, the Company received a decrease in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. The Company anticipates these pricing adjustments should decrease cash flows from operations during 1999.

         Recently, management of the Company has explored the possible sale of the Company. Although management may, from time to time, continue to engage in discussions concerning a potential sale, management does not intend to pursue actively a sale of the Company at the present time. Management will continue to evaluate other alternatives in attempting to maximize Unitholder value.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 1999 and 1998. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                                 Three Months
                                                                                Ended March 31,
                                                                           -----------------------
                                                                            1999              1998
                                                                            ----              ----
         Revenues:
              Oil and gas sales                                               97%              97%
              Well management and operating                                    3                3
                                                                           -----             ----
                  Total Revenues                                             100              100
         Expenses:
              Production costs                                                14               11
              Well management and operating                                    2                1
              Depreciation, depletion and amortization                        35               33
              Abandonment and write down of
                  oil and gas properties                                       1                -
              General and administrative                                      14                9
              Other                                                            -                1
                                                                           -----             ----
                  Total Expenses                                              66               55
                                                                           -----             ----
         Earnings                                                             34%              45%
                                                                           =====             ====

         Revenues for the three months ended March 31, 1999 decreased $887 thousand, or 17%, compared to the same period in 1998. This decrease was due to a decrease in oil and gas sales during the first three months of 1999, as compared to the same period in 1998.

         Oil and gas sales decreased $884 thousand, or 18%, during the three months ended March 31, 1999 compared to the same period in 1998. Lower production volumes and gas prices during the first quarter of 1999, due to a $.19 pricing adjustment received in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, were responsible for this decrease compared to this same period in 1998.

         Production costs increased $28 thousand, or 5%, during the three months ended March 31, 1999 compared to the same period in 1998. Additional producing properties and increased costs were responsible for this increase between 1998 and 1999.

         Depreciation, depletion and amortization decreased $210 thousand, or 12%, during the three months ended March 31, 1999 compared to the same period in 1998. The decrease in depreciation, depletion and amortization is the result of decreased production from producing oil and gas properties.

         General and administrative expenses increased $141 thousand, or 31%, during the first quarter of 1999 compared to the first quarter of 1998. This increase was the result of higher professional fees and associated costs involved with exploring the possible sale of the Company during the first quarter of 1999.

         The Company reported net income of $1.4 million, a decrease of $829 thousand, or 36%, during the three months ended March 31, 1999 compared to the same period in 1998. The decrease in oil and gas sales was primarily responsible for this decrease in net income. Net income represented 34% and 45% of total revenue during the three months ended March 31, 1999 and 1998, respectively.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statement include price adjustments pursuant to the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, price fluctuations in the gas market in the Appalachian Basin, the weather in the Northeast Ohio area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate economically productive oil and gas prospects for development by the Company.



                           Part II. Other Information


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           4.15  Articles of Organization of Everflow
                                 Management Limited, LLC.

                           4.16 Operating Agreement of Everflow Management Limited, LLC dated March 8, 1999.

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

                             EVERFLOW EASTERN PARTNERS, L.P.

                             By:  EVERFLOW MANAGEMENT LIMITED, LLC
                                  General Partner

                             By:  EVERFLOW MANAGEMENT CORPORATION
                                  Managing Member


May 12, 1999                 By:  /s/William A. Siskovic
                                ------------------------
                                  William A. Siskovic
                                  Vice President and Principal Financial and
                                  Accounting Officer
                                  (Duly Authorized Officer)