Form 10-Q
period 1999-06-30
EVERFLOW EASTERN PARTNERS LP
filed 1999-08-16
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                   34-1659910
        -------------------------------                   ------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

             585 West Main Street
                 P.O. Box 629
                Canfield, Ohio                                   44406
   ----------------------------------------               ------------------
   (Address of principal executive offices)                   (Zip Code)

            Registrant's telephone number, including area code: (330)533-2692



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         There were 6,095,193 Units of limited partnership interest of the Registrant as of August 12, 1999. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

          Except as otherwise indicated, the information contained in this Report is as of June 30, 1999.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                      DESCRIPTION                                                                     PAGE NO.
                      -----------                                                                     --------

Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 June 30, 1999 and December 31, 1998                                     F-1

                           Consolidated Statements of Income
                                 Three and Six Months Ended June 30, 1999 and 1998                       F-3

                           Consolidated Statements of Partners' Equity
                                 Six Months Ended June 30, 1999 and 1998                                 F-4

                           Consolidated Statements of Cash Flows
                                 Six Months Ended June 30, 1999 and 1998                                 F-5

                           Notes to Unaudited Consolidated Financial Statements                          F-6

              Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                       3


Part II.      Other Information

              Item 6.      Exhibits and Reports on Form 8-K                                                7

                           Signature                                                                       8

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1999 and December 31, 1998
                       -----------------------------------



                                                      June 30,            December 31,
                                                        1999                  1998
                                                     (Unaudited)            (Audited)
                                                     -----------            ---------

           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                             $   1,641,258         $     294,518
   Accounts receivable:
     Production                                         1,163,759             2,323,510
     Officers and employees                               603,227             1,015,458
     Joint venture partners                               290,949               366,121
   Short-term investments                                       -             2,221,056
   Other                                                  122,393                92,355
                                                    -------------         -------------
     Total current assets                               3,821,586             6,313,018

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                               112,190,010           110,178,841
   Pipeline and support equipment                         507,472               506,153
   Corporate and other                                  1,277,284             1,212,857
                                                    -------------         -------------
                                                      113,974,766           111,897,851

   Less accumulated depreciation, depletion,
     amortization and write down                      (64,046,324)          (61,651,637)
                                                    -------------         -------------
                                                       49,928,442            50,246,214

OTHER ASSETS                                               72,373                53,721
                                                    -------------         -------------

                                                    $  53,822,401         $  56,612,953
                                                    =============         =============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1999 and December 31, 1998
                       -----------------------------------



                                                     June 30,         December 31,
                                                       1999               1998
                                                   (Unaudited)          (Audited)
                                                   -----------          ---------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------


CURRENT LIABILITIES
   Current portion of long-term debt               $    41,105        $    30,805
   Revolving credit facility                                 -          1,800,000
   Accounts payable                                  1,417,510          1,666,792
   Accrued expenses                                     95,837            391,187
                                                   -----------        -----------
       Total current liabilities                     1,554,452          3,888,784

LONG-TERM DEBT, NET OF CURRENT PORTION                 497,305            425,093

DEFERRED INCOME TAXES                                  128,000            128,000

COMMITMENTS AND CONTINGENCIES                                -                  -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,095,193 and
       6,172,537 Units, respectively                51,080,333         51,610,054

GENERAL PARTNER'S EQUITY                               562,311            561,022
                                                   -----------        -----------
       Total partners' equity                       51,642,644         52,171,076
                                                   -----------        -----------

                                                   $53,822,401        $56,612,953
                                                   ===========        ===========


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 1999 and 1998
                -------------------------------------------------
                                   (Unaudited)


                                                         Three Months Ended                       Six Months Ended
                                                              June 30,                                June 30,
                                                    ------------------------------       ---------------------------------
                                                      1999                1998                1999                 1998
                                                      ----                ----                ----                 ----

REVENUES
   Oil and gas sales                               $ 2,603,248         $ 2,971,179         $ 6,688,289         $ 7,939,958
   Well management and operating                       110,300             109,994             244,524             246,838
   Other                                                 1,091                 990               1,995               2,081
                                                   -----------         -----------         -----------         -----------
                                                     2,714,639           3,082,163           6,934,808           8,188,877
DIRECT COST OF REVENUES
   Production costs                                    467,096             475,401           1,059,893           1,039,784
   Well management and operating                        74,950              66,203             146,138             130,729
   Depreciation, depletion and amortization            915,416             942,221           2,401,224           2,637,687
   Abandonment and write down of
     oil and gas properties                             25,000                   -              50,000                   -
                                                   -----------         -----------         -----------         -----------
       Total direct cost of revenues                 1,482,462           1,483,825           3,657,255           3,808,200

GENERAL AND ADMINISTRATIVE
   EXPENSE                                             420,667             487,277           1,012,263             937,654
                                                   -----------         -----------         -----------         -----------
       Total cost of revenues                        1,903,129           1,971,102           4,669,518           4,745,854
                                                   -----------         -----------         -----------         -----------

INCOME FROM OPERATIONS                                 811,510           1,111,061           2,265,290           3,443,023

OTHER INCOME (EXPENSE)
   Interest income                                      21,226               7,487              57,543              20,137
   Interest expense                                    (26,105)            (30,445)            (72,574)           (102,178)
   Gain on sale of property and equipment                8,994                   -               8,994                   -
                                                   -----------         -----------         -----------         -----------
                                                         4,115             (22,958)             (6,037)            (82,041)
                                                   -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                             815,625           1,088,103           2,259,253           3,360,982

PROVISION FOR INCOME TAXES
   Current                                                   -                   -                   -                   -
   Deferred                                                  -                   -                   -                   -
                                                   -----------         -----------         -----------         -----------
                                                             -                   -                   -                   -
                                                   -----------         -----------         -----------         -----------

NET INCOME                                         $   815,625         $ 1,088,103         $ 2,259,253         $ 3,360,982
                                                   ===========         ===========         ===========         ===========

Allocation of Partnership Net Income
   Limited Partners                                $   806,854         $ 1,076,460         $ 2,234,958         $ 3,325,019
   General Partner                                       8,771              11,643              24,295              35,963
                                                   -----------         -----------         -----------         -----------
                                                   $   815,625         $ 1,088,103         $ 2,259,253         $ 3,360,982
                                                   ===========         ===========         ===========         ===========

Earnings per unit                                  $       .13         $       .17         $       .36         $       .54
                                                   ===========         ===========         ===========         ===========


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)



                                                           1999                    1998
                                                           ----                    ----


EQUITY - JANUARY 1                                 $      52,171,076       $      48,577,802

   Net income                                              2,259,253               3,360,982

   Cash distributions                                     (2,339,863)             (1,568,687)

   Repurchase Right - Units tendered                        (447,822)               (175,219)
                                                      --------------          --------------

EQUITY - JUNE 30                                   $      51,642,644       $      50,194,878
                                                     ===============         ===============



            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

                                                                       1999                    1998
                                                                       ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $ 2,259,253             $ 3,360,982
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                      2,431,450               2,653,491
       Abandonment and write down of
         oil and gas properties                                         50,000                       -
       (Gain) loss on sale of property and equipment                    (8,994)                      -
       Changes in assets and liabilities:
         Accounts receivable                                         1,234,923               1,321,465
         Short-term investments                                      2,221,056                       -
         Other current assets                                          (30,038)                (48,648)
         Other assets                                                  (18,652)               (291,777)
         Accounts payable                                             (697,104)               (328,875)
         Accrued expenses                                             (295,350)               (118,321)
                                                                   -----------             -----------
           Total adjustments                                         4,887,291               3,187,335
                                                                   -----------             -----------
              Net cash provided by operating activities              7,146,544               6,548,317

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                         463,851                 453,574
   Advances disbursed to officers and employees                        (51,620)               (238,867)
   Purchase of property and equipment                               (2,179,684)             (2,213,724)
   Proceeds on sale of property and equipment                           25,000                       -
                                                                   -----------             -----------
              Net cash used by investing activities                 (1,742,453)             (1,999,017)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                    (2,339,863)             (1,568,687)
   Proceeds from issuance of debt, including
     revolver activity                                               2,000,000               1,100,000
   Payments on debt, including revolver activity                    (3,717,488)             (4,716,195)
                                                                   -----------             -----------
              Net cash used by financing activities                 (4,057,351)             (5,184,882)
                                                                   -----------             -----------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                        1,346,740                (635,582)
                                                                                           -----------
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                              294,158                 679,531
                                                                   -----------             -----------
CASH AND EQUIVALENTS AT END OF
  SECOND QUARTER                                                   $ 1,641,258             $    43,949
                                                                   ===========             ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                      $    83,065             $    93,503
     Income taxes                                                            -                       -


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

                           Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow. Everflow Management Limited, LLC is authorized, in general, to perform all acts necessary or desirable to carry out the purposes and conduct of the business of

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1.           Organization and Summary of Significant Accounting Policies
                  (Continued)

                  B.       Organization (Continued)

                           Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation ("EMC"), two individuals who are Officers and Directors of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,172,537 for the three and six months ended June 30, 1999, and 6,207,651 for the three and six months ended June 30, 1998.

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

                           geographical areas and major customers and is adoptable by December 31, 1998. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standardsfor derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect of adoption or anticipated adoption of the above standards had no, or is expected to have no, material effect on the Company's financial statements.

                  F. Year 2000 - The Year 2000 problem, software, hardware or an embedded chip that does not correctly process date information for years after 1999, results from the practice of storing date information with only the last two digits of the year. The Company began to address Year 2000 issues in 1997. The scope of the Year 2000 readiness effort includes the Company's internal information technology ("IT") systems, such as hardware and software; non-IT systems with date-sensitive characteristics; the status of key third parties, including suppliers, service providers and customers. The Company's major IT applications are currently Year 2000 ready. Remediation and testing of the balance of the IT systems are expected to be completed by fall 1999. The Company is in the process of analyzing the readiness of non-IT systems and anticipates that remediation and testing of any noncompliant systems will be completed by October 1999. The Company also has taken steps to determine the compliance of key third parties and expects that it will have received and reviewed responses from the majority of such parties by October 1999. Although the Company expects to meet the target dates for completion of remediation and testing and for determining the status of key third parties, the Company will attempt to develop contingency plans should the programs not be completed

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 1.           Organization and Summary of Significant Accounting Policies
                  (Continued)

                  F.       Year 2000 (Continued)

                           when anticipated or should the third parties not be ready on a timely basis.

                           Costs of addressing the Year 2000 issue to date approximate $65,000. It is anticipated that an additional $75,000 will be incurred. Substantially all of these outlays are expected to result from remediation of existing systems as opposed to replacing existing systems. Costs are being funded from operating cash flows. The actual costs of the Company's Year 2000 efforts may vary from current estimates, which are based on information available at this time.

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

Note 3.           Credit Facilities and Long-Term Debt

                  In May 1999, the Company entered into an agreement that modified the prior credit agreements. The credit agreement provides for a revolving line of credit

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 3.           Credit Facilities and Long-Term Debt (Continued)

                  in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 2001. The previous credit agreement contained generally the same terms. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $7,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes, which have an aggregate balance of $350,513 and $363,053 at June 30, 1999 and December 31, 1998, respectively, bear interest at 6.51% per annum until October 6, 2001 and then a variable rate of .5% above prime or the Three Year Constant Treasury Maturity Index plus 2.25% until maturity. A third note, which has a balance of $89,026 and $92,845 at June 30, 1999 and December 31, 1998, respectively, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime or the Three Year Constant Treasury Maturity Index plus 2.25% until maturity. The three notes require aggregate payments of principal and interest of approximately $5,300 per month. A fourth note, which has a balance of $98,871 at June 30, 1999, bears interest at 7.35% per annum until May 28, 2004 and then the Five Year Treasury Securities Rate plus 2.25% until maturity.

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

                  The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1998 calculation was $5.79 per Unit, net of the distributions ($.375 per Unit in total) made in January and April 1999.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 4.           Partners' Equity (Continued)

                  Units repurchased pursuant to the Repurchase Right, for each of the last five years, are as follows:

                             Calculated                                                                Units
                             Price for                     Less                         # of        Out-standing
                             Repurchase   Premium        Interim           Net          Units        Following
                     Year       Right     Offered     Distributions    Price Paid    Repurchased     Repurchase
                     ----       -----     -------     -------------    ----------    -----------     ----------

                     1995       $4.72       $.28           $.375         $4.625         81,522       6,433,044
                     1996       $4.48       $.27           $.250         $4.500         53,103       6,379,941
                     1997       $5.46       $ -            $.250         $5.210        172,290       6,207,651
                     1998       $5.24       $ -            $.250         $4.990         35,114       6,172,537
                     1999       $6.16       $-             $.375         $5.790         77,344       6,095,193

Note 5.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in July 1999 of $.125 per Unit to Unitholders of record on June 30, 1999. The distribution amounted to approximately $770,000.

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

                  The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


Note 5.           Commitments and Contingencies (Continued)

                  affect the proposed business activities of the company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at June 30, 1998 and December 31, 1998:

                                                   March 31, 1999                December 31, 1998
                                                   --------------                -----------------

         (Amounts in Thousands)                    Amount          %              Amount           %
                                                   ------          -              ------           -
     Working capital                           $      2,267         4%         $      2,424         5%
     Property and equipment (net)                    49,928        96                50,246        95
     Other                                               72         -                    54         -
                                                 ----------       ---            ----------       ---
         Total                                 $     52,267       100%         $     52,724       100%
                                                 ==========       ===            ==========       ===

     Long-term debt                            $        497         1%                  425         1%
     Deferred income taxes                              128         -                   128         -
     Partners' equity                                51,642        99                52,171        99
                                                 ----------       ---            ----------       ---
         Total                                 $     52,267       100%         $     52,724       100%
                                                 ==========       ===            ==========       ===

         Working capital surplus of $2,267 thousand as of June 30, 1999 represented a decrease of approximately $157 thousand from December 31, 1998. The primary reasons for this decrease in working capital was due to the Company's revolving credit facility being significantly lower at June 30, 1999 versus December 31, 1998 and the Company's cash (including short-term investments), and production receivable also being lower at June 30, 1999 versus December 31, 1998. Seasonal gas production is responsible for the decrease in production receivable. The Company reduced bank debt by $1.7 million during the six months ended June 30, 1999. Management of the Company believes it can maintain a reduced level of debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the Company's quarterly distributions in July and October, when cash generated from operations should decrease due to production restrictions. The Company used existing cash on hand during July 1999 for the repurchase of Units pursuant to the Repurchase Right, the payment of a quarterly distribution and the funding of and development of oil and gas properties.

         The Company's cash flow from operations before the change in working capital decreased $1,283 thousand, or 21%, during the six months ended June 30, 1999 as compared to the same period in 1998. Changes in working capital other than cash and equivalents increased cash by $2,415 thousand and $534 thousand during the six months ended June 30, 1999 and 1998, respectively. The reductions in accounts receivable of $1.2 million and $1.3 million at June 30, 1999 and 1998, respectively, compared to December 31, 1998 and 1997 are the result of lower production revenues receivable and reduced accounts receivable balances from joint venture partners. The reduction in short-term investments of $2.2 million at June 30, 1999 compared to December 31, 1998 resulted from the elimination of short-term investments during the six months ended June 30, 1999. Other assets increased $19 thousand during the six months ended June 30, 1999 and $292 thousand during the same period in 1998. Additional investments in a related limited liability company that the Company owned an interest was responsible for most of this increase in 1998. Accounts payable, exclusive of the payable associated with the Repurchase Right of $448 thousand and $175 thousand at June 30, 1999 and 1998, decreased $697 thousand and $329 thousand during the six months ended June 30, 1999 and 1998, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements. Accrued expenses decreased $295 thousand and $118 thousand during the six months ended June 30, 1999 and 1998, respectively. The reason for these changes is the result of timing differences.

         Cash flows provided by operating activities was $7.1 million for the six months ended June 30, 1999. Cash was used to purchase property and equipment, pay quarterly distributions and reduce debt.

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

         In the fall of 1998, the Company received a decrease in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments have caused the Company's cash flows from operations to decrease during 1999.

         Recently, management of the Company has explored the possible sale of the Company. Although management may, from time to time, continue to engage in discussions concerning a potential sale, management does not intend to actively pursue a sale of the Company at the present time. Management will continue to evaluate other alternatives in attempting to maximize Unitholder value.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 1999 and 1998. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                   Three Months           Six Months
                                                                  Ended June 30,        Ended June 30,
                                                                  --------------        --------------
                                                                   1999    1998         1999     1998
                                                                   ----    ----         ----     ----

         Revenues:

              Oil and gas sales                                   96%        96%       96%        97%
              Well management and operating                         4          4         4          3
                                                                 ----       ----       ---        ---
                  Total Revenues                                  100        100       100        100
         Expenses:
              Production costs                                     17         15        15         13
              Well management and operating                         3          2         2          2
              Depreciation, depletion and amortization             34         31        35         32
              Abandonment and write down of
                  oil and gas properties                            1          -         1          -
              General and administrative                           15         16        14         11
              Other                                                 -          1         -          1
              Income taxes                                          -          -         -          -
                                                                 ----       ----       ---        ---
                  Total Expenses                                   70         65        67         59
                                                                 ====       ====       ===        ===

         Earnings                                                 30%        35%       33%        41%
                                                                 ===        ===        ==         ==

         Revenues for the three and six months ended June 30, 1999 decreased $368 thousand and $1,254 thousand, respectively, compared to the same periods in 1998. This decrease was due primarily to a decrease in oil and gas sales during the three and six months ended June 30, 1999 compared to the same period in 1998.

         Oil and gas sales decreased $368 thousand, or 12%, during the three months ended June 30, 1999 compared to the same period in 1998. Oil and gas sales decreased $1,252 thousand, or 16%, during the six months ended June 30, 1999 compared to the same six month period in 1998. These decreases are the result of decreased production levels resulting from normal declines where new producing well activity has yet to replace these reduced production levels. These decreases are also attributable to a decrease in gas prices resulting from a $.19 per MCF price reduction, received in the fall of 1998, for natural gas pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company.

         Production costs decreased $8 thousand, or 2%, during the three months ended June 30, 1999 and increased $20 thousand, or 2%, during the six months ended June 30, 1999 compared to the same periods in 1998.

         Depreciation, depletion and amortization expenses decreased $26 thousand, or 3%, and $236 thousand, or 9%, during the three and six months ended June 30, 1998 compared with the same periods in 1998. These decreases are the result of decreased production levels during 1999.

         General and administrative expenses decreased $67 thousand, or 14%, during the three months ended June 30, 1999, compared with the same period in 1998. General and administrative expenses increased $75 thousand, or 8%, during the six months ended June 30, 1999, compared with the same period in 1998. This increase was the result of higher professional fees and associated costs involved with exploring the possible sale of the Company during the first quarter of 1999. The Company expects a reduction in general and administrative expenses beginning in the third quarter of 1999. This expectation is the result of the decision to reduce personnel based on the Company's decision to decrease its level of activity in the development of oil and gas properties.

         Net other income showed an increase of $27 thousand and $76 thousand during the three and six months ended June 30, 1999, compared to the same periods in 1998. An increase in interest income and decrease in interest expense as a result of increased cash levels and reduced debt levels was primarily responsible for these increases.

         The Company reported net income of $816 thousand, a decrease of $272 thousand, or 25%, during the three months ended June 30, 1999 compared to the same period in 1998. The Company reported net income of $2,259 thousand, a decrease of $1,102 thousand, or 33%, during the six months ended June 30, 1999 compared to the same period in 1998.

         Management continually evaluates whether the Company can develop oil and gas properties at historical levels given the Company's experience with regard to finding oil and gas in commercially productive quantities. As a result, the Company expects to decrease its level of activity in the development of oil and gas properties compared with historical levels. Although net income is lower during 1999 compared to 1998, the Company believes it will be able to continue to pay quarterly distributions.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statement include price adjustments pursuant to the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, price fluctuations in the gas market in the Appalachian Basin and the weather in the Northeast Ohio area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate economically productive oil and gas prospects for development by the Company.

                           Part II. Other Information


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           4.17 Loan Modification Agreement dated May 29, 1999 between Bank One, N.A., successor to Bank One Texas, N.A. and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.

                  (b) On July 6, 1999, the Registrant filed a current report on Form 8-K

                                    SIGNATURE



         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EVERFLOW EASTERN PARTNERS, L.P.


                                  By:  EVERFLOW MANAGEMENT LIMITED, LLC,
                                       General Partner

                                  By:  EVERFLOW MANAGEMENT CORPORATION
                                       Managing Member


                                  By: /s/ William A. Siskovic
                                      ------------------------------------------
August 12, 1999                       William A. Siskovic
                                      Vice President and Principal Accounting
                                      Officer (Duly Authorized Officer)