Form 10-Q
period 1999-09-30
EVERFLOW EASTERN PARTNERS LP
filed 1999-11-12
CIK 868082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM__________TO__________.

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                               34-1659910
       -------------------------------               ------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

           585 West Main Street
               P.O. Box 629
              Canfield, Ohio                                44406
   ----------------------------------------              ----------
   (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: (330)533-2692



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

         There were 6,095,193 Units of limited partnership interest of the Registrant as of October 12, 1999. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

       Except as otherwise indicated, the information contained in this Report is as of September 30, 1999.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                   INDEX


              DESCRIPTION                                                       PAGE NO.
              -----------                                                       --------


Part I.    Financial Information

           Item 1.      Financial Statements

                        Consolidated Balance Sheets
                              September 30, 1999 and December 31, 1998            F-1

                        Consolidated Statements of Income
                              Three and Nine Months Ended
                                   September 30, 1999 and 1998                    F-3

                        Consolidated Statements of Partners' Equity
                              Nine Months Ended September 30, 1999 and 1998       F-4

                        Consolidated Statements of Cash Flows
                              Nine Months Ended September 30, 1999 and 1998       F-5

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


                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 1999 and December 31, 1998
                    ----------------------------------------



                                                  September 30,       December 31,
                                                     1999                1998
                                                  (Unaudited)          (Audited)
                                                  -----------          ---------
           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                          $   2,436,709      $     294,518
   Accounts receivable:
     Production                                        598,408          2,323,510
     Officers and employees                            512,492            745,458
     Joint venture partners                            294,978            636,121
   Short-term investments                                    -          2,221,056
   Other                                                99,737             92,355
                                                 -------------      -------------
     Total current assets                            3,942,324          6,313,018

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                            112,603,522        110,178,841
   Pipeline and support equipment                      507,472            506,153
   Corporate and other                               1,332,641          1,212,857
                                                 -------------      -------------
                                                   114,443,635        111,897,851

   Less accumulated depreciation, depletion,
     amortization and write down                   (64,953,096)       (61,651,637)
                                                 -------------      -------------
                                                    49,490,539         50,246,214

OTHER ASSETS                                            91,699             53,721
                                                 -------------      -------------

                                                 $  53,524,562      $  56,612,953
                                                 =============      =============


            See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 1999 and December 31, 1998
                    ----------------------------------------


                                                 September 30,   December 31,
                                                    1999            1998
                                                 (Unaudited)      (Audited)
                                                 -----------      ---------
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt            $    44,003     $    30,805
   Revolving credit facility                              -       1,800,000
   Accounts payable                                 950,527       1,666,792
   Accrued expenses                                 144,479         391,187
                                                -----------     -----------
       Total current liabilities                  1,139,009       3,888,784

LONG-TERM DEBT, NET OF CURRENT PORTION              486,600         425,093

DEFERRED INCOME TAXES                               128,000         128,000

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,095,193 and
       6,172,537 Units, respectively             51,206,650      51,610,054

GENERAL PARTNER'S EQUITY                            564,303         561,022
                                                -----------     -----------
       Total partners' equity                    51,770,953      52,171,076
                                                -----------     -----------

                                                $53,524,562     $56,612,953
                                                ===========     ===========

           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

             Three and Nine Months Ended September 30, 1999 and 1998
             -------------------------------------------------------
                                   (Unaudited)


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                ------------------------------      ------------------------------
                                                    1999              1998              1999               1998
                                                    ----              ----              ----               ----

REVENUES
   Oil and gas sales                            $  2,509,170      $  3,056,512      $  9,197,459        10,996,470
   Well management and operating                      95,567            84,740           340,091           331,578
   Other                                                 795               582             2,790             2,663
                                                ------------      ------------      ------------      ------------
                                                   2,605,532         3,141,834         9,540,340        11,330,711

DIRECT COST OF REVENUES
   Production costs                                  416,085           414,594         1,475,978         1,454,378
   Well management and operating                      47,988            55,232           194,126           185,961
   Depreciation, depletion and amortization          891,659           851,652         3,292,883         3,489,339
   Abandonment and write down
      of oil and gas properties                       50,000           536,802           100,000           536,802
                                                ------------      ------------      ------------      ------------
       Total direct cost of revenues               1,405,732         1,858,280         5,062,987         5,666,480

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           308,238           512,947         1,320,501         1,450,601
                                                ------------      ------------      ------------      ------------
       Total cost of revenues                      1,713,970         2,371,227         6,383,488         7,117,081
                                                ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                               891,562           770,607         3,156,852         4,213,630

OTHER INCOME (EXPENSE)
   Interest income                                    17,091             7,159            74,634            27,296
   Interest expense                                  (10,058)          (31,387)          (82,632)         (133,565)
   Gain (loss) on sale of property
     and equipment                                         -            (5,613)            8,994            (5,613)
                                                ------------      ------------      ------------      ------------

                                                       7,033           (29,841)              996          (111,882)
                                                ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                           898,595           740,766         3,157,848         4,101,748

PROVISION FOR INCOME TAXES
   Current                                                 -                 -                 -                 -
   Deferred                                                -                 -                 -                 -
                                                ------------      ------------      ------------      ------------
                                                           -                 -                 -                 -
                                                ------------      ------------      ------------      ------------

NET INCOME                                      $    898,595           740,766      $  3,157,848      $  4,101,748
                                                ============      ============      ============      ============

Allocation of Partnership Net Income
   Limited Partners                             $    888,809      $    732,803      $  3,123,754      $  4,057,791
   General Partner                                     9,786             7,963            34,094            43,957
                                                ------------      ------------      ------------      ------------
                                                $    898,595      $    740,766      $  3,157,848      $  4,101,748
                                                ============      ============      ============      ============

Earnings per unit                               $        .15      $        .12      $        .51      $        .65
                                                ============      ============      ============      ============


           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)



                                              1999              1998
                                              ----              ----

EQUITY - JANUARY 1                       $ 52,171,076      $ 48,577,802

   Net income                               3,157,848         4,101,748

   Cash distributions                      (3,110,149)       (2,348,642)

   Repurchase Right - Units tendered         (447,822)         (175,219)
                                         ------------      ------------

EQUITY - SEPTEMBER 30                    $ 51,770,953      $ 50,155,689
                                         ============      ============

           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


                                                                    1999             1998
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $ 3,157,848      $ 4,101,748
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                   3,338,222        3,518,893
       Abandonment and write down of oil and gas properties         100,000          536,802
       (Gain) loss on sale of property and equipment                 (8,994)           5,613
       Deferred income taxes
       Changes in assets and liabilities:
         Accounts and notes receivable                            2,066,245        1,004,011
         Short-term investments                                   2,221,056                -
         Other current assets                                   (     7,382)     (    84,872)
         Other assets                                           (    37,978)     (   284,053)
         Accounts payable                                       (   716,265)     (   371,168)
         Accrued expenses                                       (   246,708)           4,584
                                                                -----------      -----------
           Total adjustments                                      6,708,196        4,329,810
                                                                -----------      -----------
              Net cash provided by operating activities           9,866,044        8,431,558

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                      299,317          376,501
   Advances disbursed to officers and employees                 (    66,351)     (   219,696)
   Purchase of property and equipment                           ( 2,698,553)     ( 3,288,883)
   Proceeds on sale of property and equipment                        25,000                -
                                                                -----------      -----------
              Net cash used by investing activities             ( 2,440,587)     ( 3,132,078)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of Units                                          (   447,822)     (   175,219)
   Distributions                                                ( 3,110,149)     ( 2,348,642)
   Proceeds from issuance of debt, including
     revolver activity                                            2,000,000        1,900,000
   Payments on debt, including revolver activity                ( 3,725,295)     ( 5,223,181)
                                                                -----------      -----------
              Net cash used by financing activities             ( 5,283,266)     ( 5,847,042)
                                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                     2,142,191         (547,562)
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                           294,518          679,531
                                                                -----------      -----------
CASH AND EQUIVALENTS AT END OF
  THIRD QUARTER                                                 $ 2,436,709      $   131,969
                                                                ===========      ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                   $    93,521      $   112,604
     Income taxes                                                         -                -


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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations were 6,095,193 and 6,146,756 for the three and nine months ended September 30, 1999, and 6,172,537 and 6,195,946 for the three and nine months ended September 30, 1998, respectively.

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

                           geographical areas and major customers and is adoptable by December 31, 1998. In February 1998, SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting derivative instruments and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The effect of adoption or anticipated adoption of the above standards had no, or is expected to have no, material effect on the Company's financial statements.

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

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes, which have an aggregate balance of $346,368 and $363,053 at September 30, 1999 and December 31, 1998,
                  respectively, bear interest at 6.51% per annum until October 6, 2001 and then a variable rate of .5% above prime or the Three Year Constant Treasury Maturity Index plus 2.25% until maturity. A third note, which has a balance of $87,074 and $92,845 at September 30, 1999 and December 31, 1998, respectively, bears interest at 8.41% per annum until June 25, 2000 and then a variable rate of .5% above prime or the Three Year Constant Treasury Maturity Index plus 2.25% until maturity. The three notes

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 3.           Credit Facilities and Long-Term Debt (Continued)

                  require aggregate payments of principal and interest of approximately $5,300 per month. A fourth note, which has a balance of $97,161 at September 30, 1999, bears interest at 7.35% per annum until May 28, 2004 and then the Five Year Treasury Securities Rate plus 2.25% until maturity.

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

                  The Company accepted an aggregate of 77,344 of its Units of limited partnership interest at $5.79 per Unit pursuant to the terms of the Company's Offer to Purchase dated April 30, 1999. The Offer expired in accordance with its terms on June 30, 1999. Immediately after the acceptance of the tendered Units by the Company, there were 6,095,193 Units outstanding.

                  Units repurchased pursuant to the Repurchase Right, for each of the last five years, are as follows:


                              Calculated                                                              Units
                              Price for                   Less                         # of        Out-standing
                              Repurchase   Premium       Interim          Net          Units        Following
                    Year        Right      Offered    Distributions   Price Paid    Repurchased     Repurchase
                    ----      ----------   -------    -------------   ----------    -----------     ----------
                    1995        $4.72       $.28           $.375         $4.625         81,522       6,433,044
                    1996        $4.48       $.27           $.250         $4.500         53,103       6,379,941
                    1997        $5.46       $ -            $.250         $5.210        172,290       6,207,651
                    1998        $5.24       $ -            $.250         $4.990         35,114       6,172,537
                    1999        $6.16       $ -            $.375         $5.790         77,344       6,095,193


Note 5.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in October 1999 of $.125 per Unit to Unitholders of record on September 30, 1999. The distribution amounted to approximately $770,000.

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

Note 6.           Business Segments and Major Customers

                  The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to Article V of the East Ohio Contracts, the new adjusted base price will decrease by $0.36 per MCF per contract beginning with the November 1999 production period. The majority of the Company's Natural gas production falls under the East Ohio Contracts.

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at September 30, 1999 and December 31, 1998:


                                  September 30, 1999       December 31, 1998
                                  ------------------       -----------------
(Amounts in Thousands)            Amount        %          Amount        %
                                  ------        -          ------        -

Working capital                  $ 2,803           5%     $ 2,424           5%
Property and equipment (net)      49,491          95       50,246          95
Other                                 92           -           54           -
                                 -------     -------      -------     -------
    Total                        $52,386         100%     $52,724         100%
                                 =======     =======      =======     =======

Long-term debt                   $   487           1%         425           1%
Deferred income taxes                128           -          128           -
Partners' equity                  51,771          99       52,171          99
                                 -------     -------      -------     -------
     Total                       $52,386         100%     $52,724         100%
                                 =======     =======      =======     =======

         Working capital of $2,803 thousand as of September 30, 1999 represented an increase of $379 thousand from December 31, 1998. The primary reasons for this increase in working capital were due to the Company's accounts receivable, accounts payable and revolving credit facility being substantially lower at September 30, 1999 versus December 31, 1998. In addition, cash and cash equivalents were substantially higher at September 30, 1999 compared to December 31, 1998. Seasonal gas production and reduced development activities are responsible for the decrease in the Company's production receivable. The Company paid down $1.8 million of bank debt during the nine months ended September 30, 1999. Management of the Company believes it can maintain a reduced level of bank debt until such time as additional borrowings are required to fund the ongoing development of oil and gas properties and the Company's anticipated quarterly distributions. The Company used cash on hand to fund the payment of a quarterly distribution in October 1999.

         The Company's cash flow from operations before the change in working capital decreased $1,576 thousand, or 19%, during the nine months ended September 30, 1999 as compared to the same period in 1998. Abandonments and write down of oil and gas properties decreased $436 thousand during the nine months ended September 30, 1999 compared to the same period in 1998. Changes in working capital other than cash and equivalents increased cash by $3,279 thousand and $269 thousand during the nine months ended September 30, 1999 and 1998, respectively. The reductions in accounts receivable of $2,066 thousand and $1,004 thousand at September 30, 1999 and 1998, respectively, compared to December 31, 1998 and 1997 are primarily the result of lower production revenues receivable. Short-term investments decreased $2,221 thousand during the nine months ended September 30, 1999. Accounts payable decreased $716 thousand and $371 thousand during the nine months ended September 30, 1999 and 1998, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements.

         Cash flows provided by operating activities was $9.9 million for the nine months ended September 30, 1999. Cash was used to purchase property and equipment, repurchase Units, pay quarterly distributions and reduce debt.

         Management of the Company believes the existing revolving credit facility of $7,000,000 should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

         The Company has various gas purchase agreements with The East Ohio Gas Company. Pursuant to these agreements, the Company will receive a decrease in the price received for natural gas production in the amount of $0.36 per MCF beginning in November 1999. The majority of the Company's natural gas production is subject to these agreements. As a result, Management expects a decrease in natural gas sales for the remainder of 1999 and most of 2000, although no assurance can be given. The impact on the Company cannot fully be measured until actual production volumes are determined.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 1999 and 1998. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:


                                                                   Three Months          Nine Months
                                                                Ended September 30,   Ended September 30,
                                                                -------------------   -------------------
                                                                 1999       1998       1999      1998
                                                                 ----       ----       ----      ----

         Revenues:

              Oil and gas sales                                    96%        97%       96%        97%
              Well management and operating                         4          3         4          3
              Other                                                 -          -         -          -
                                                                 ----       ----       ---        ---
                  Total Revenues                                  100        100       100        100
         Expenses:
              Production costs                                     16         13        15         13
              Well management and operating                         2          2         2          1
              Depreciation, depletion and amortization             34         27        35         31
              Abandonment and write down
                of oil and gas properties                           2         17         1          5
              General and administrative                           12         16        14         13
              Other                                                 -          1         -          1
              Income taxes                                          -          -         -          -
                                                                 ----        ---       ---         --
                  Total Expenses                                   66         76        67         64
                                                                 ====       ====       ===        ===

         Earnings                                                  34%        24%       33%        36%
                                                                 ====       ====       ===        ===


         Revenues for the three and nine months ended September 30, 1999 decreased $536 thousand and $1,790 thousand, respectively, compared to the same periods in 1998. These decreases were due primarily to decreases in oil and gas sales during the three and nine months ended September 30, 1999 compared to the same periods in 1998.

         Oil and gas sales decreased $547 thousand, or 18%, during the three months ended September 30, 1999 compared to the same period in 1998. Oil and gas sales decreased $1,799 thousand, or 16%, during the nine months ended September 30, 1999 compared to the same nine month period in 1998. These decreases are primarily the result of reduced production from a decrease in the level of development activities and lower gas prices during 1999 due to pricing adjustments contained in the East Ohio Gas Company contracts.

         Production costs increased $1 thousand, or 0%, during the three months ended September 30, 1999, compared to the same period in 1998. Production costs increased $22 thousand, or 1%, during the nine months ended September 30, 1999 compared to the same period in 1998. A slight increase in the number of productive properties during these periods is primarily responsible for these increases.

         Depreciation, depletion and amortization increased $40 thousand, or 5%, during the three months ended September 30, 1999 compared to the same period in 1998. Depreciation, depletion and amortization decreased $196 thousand, or 6%, during the nine months ended September 30, 1999 compared to the same period in 1998.

         Abandonments and write down of oil and gas properties decreased $487 thousand and $437 thousand during the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. This decrease was attributable to a reduction in the abandonment of oil and gas properties associated with dry hole costs.

         General and administrative expenses decreased $205 thousand, or 40%, during the three months ended September 30, 1999 compared with the same period in 1998. General and administrative expenses decreased $130 thousand, or 9%, during the nine months ended September 30, 1999 compared to the same period in 1998. The primary reasons for these decreases are due to reduced personnel costs resulting from the Company's decision to decrease its level of activity in the development of oil and gas properties.

         Net other income increased $37 thousand during the three months ended September 30, 1999 compared to the same period in 1998. Net other income increased $113 thousand during the nine months ended September 30, 1999 compared to the same period in 1998. These increases are the result of increased interest income and decreased interest expense.

         The Company reported net income of $899 thousand, an increase of $158 thousand, or 21%, during the three months ended September 30, 1999 compared to the same period in 1998. The Company reported net income of $3,158 thousand, a decrease of $944 thousand, or 23%, during the nine months ended September 30, 1999 compared to the same period in 1998.

         The Company has various gas purchase agreements with The East Ohio Gas Company. Pursuant to these agreements, the Company will receive a decrease in the price received for natural gas production in the amount of $0.36 per MCF beginning in November 1999. The majority of the Company's natural gas production is subject to these agreements. As a result, Management expects a decrease in natural gas sales for the remainder of 1999 and most of 2000, although no assurance can be given. The impact on the Company cannot fully be measured until actual production volumes are determined.

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

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statements include price adjustments pursuant to the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the weather in the Northeast Ohio area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate economically productive oil and gas prospects for development by the Company.

                           Part II. Other Information


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b) On October 15, 1999, the Registrant filed a Current Report on Form 8-K relating to pricing adjustments under the Company's agreements with The East Ohio Gas Company.

                                    SIGNATURE



         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 1999     EVERFLOW EASTERN PARTNERS, L.P.


                             By:  EVERFLOW MANAGEMENT LIMITED, LLC
                                  General Partner

                             By:  EVERFLOW MANAGEMENT CORPORATION
                                  Managing Member


                             By: /s/William A. Siskovic
                                ------------------------------------------------
                                 William A. Siskovic
                                 Vice President and Principal Accounting Officer (Duly Authorized Officer)