Form 10-K
period 1999-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2000-03-29
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act.

                                                         NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                         ON WHICH REGISTERED
              -------------------                        ---------------------
                                      None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       There were 4,805,331 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 2000. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

       Except as otherwise indicated, the information contained in this Report is as of December 31, 1999.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

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

General
-------

                  This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. All statements that address operating performance, events or developments that the Company anticipates will occur in the future, including statements related to future revenue, profits, expenses, and income or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act.

                  Factors that may cause such a difference include, but are not limited to, the competition with the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate productive oil and gas prospects for development by the Company. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  CURRENT OPERATIONS. The properties acquired in the Exchange Offer consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 88% of the estimated future gross cash flow from the oil and gas properties owned by the Company are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

                  The Company's operations since February 1991, following consummation of the Exchange Offer, primarily involve the production and sale of oil and gas from the properties acquired pursuant to the Exchange Offer and the drilling and development of an additional 231

(net) wells. The Company serves as the operator of approximately 78% of the gross wells and 88% of the net wells which comprise the Company's properties.

                  The Company expects to hold its producing properties acquired pursuant to the Exchange Offer until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may from time to time sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

                  BUSINESS PLAN. The Company continually evaluates whether the Company can develop oil and gas properties at historical levels given the current costs of drilling and development activities, the current prices of oil and gas, and the Company's experience with regard to finding oil and gas in commercially productive quantities. The Company has decreased its level of activity in the development of oil and gas properties compared with historical levels. As a result of the number of recent transactions involving the purchase and sale of Appalachian Basin oil and gas companies and properties, management of the Company has from time to time explored and evaluated the possible sale of the Company. The Company intends to continue to evaluate this and other alternatives to maximize Unitholder's value. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                  ACQUISITION OF PROSPECTS. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an ongoing basis. The Company may also acquire leases from third parties. Historically, EEI generated approximately 90% of the prospects which were drilled by the Programs. EEI's current leasehold inventory consists of approximately 85 prospects in various stages of maturity representing approximately 1,300 net acres under lease.

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

                  The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI have a revolving credit facility with Bank One, N.A, pursuant to which it borrowed up to $2,700,000 in 1999 with no principal indebtedness outstanding as of March 20, 2000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

                  The Company has a substantial amount of oil and gas reserves which have not been pledged as collateral for its existing loans. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 1999, which aggregate $53,693,000 (Standardized Measure of Discounted Future Net Cash Flows) with no bank debt outstanding under the revolving credit facility (as of such date).

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

                  The price of oil in the Appalachian Basin during the Persian Gulf crisis ranged from a low of $18.00 per barrel on July 30, 1990 to a high of $37.50 per barrel on October 13, 1990. The price of oil in the Appalachian Basin more recently has ranged from a low of $8.50 per barrel in December 1998 to a high of $30.50 in March 2000. As of March 20, 2000, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $26.00 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

                  Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

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

                  The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with The East Ohio Gas Company ("East Ohio"). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of the Company's principal East Ohio Contracts at December 31, 1999 follows:

  Contract            Period         Number            Required              Shut-In           Limitation
    Date              Covered       of Wells           Purchases           Provisions          Provisions
   ------             -------       --------           ---------           ----------          ----------
   9/3/91           11/91-10/01        424          275 days/year        Maximum of           May-Oct. - 50%
                                                                         60 days (Nov.-       of production
                                                                         April)               from prior 6
                                                                                              month period

   3/10/94           4/94-3/00          52          275 days/year        Maximum of           May-Oct. - 50%
                                                                         60 days (Nov.-       of production
                                                                         April)               from prior 6
                                                                                              month period

   8/10/94          11/94-10/00         26          Nov.-March           April-Oct.           Shut-in provisions

                                                         Net Price per MCF
                   ---------------------------------------------------------------------------------------------------
  Contract Date                                             Adjusted Prices
  -------------    ---------------------------------------------------------------------------------------------------
                     11/97-4/98       5/98-10/98       11/98-4/99      5/99-10/99       11/99-4/00       5/00-10/00
                     ----------       ----------       ----------      ----------       ----------       ----------
     9/3/91               $3.90          $3.27             $3.71           $3.08            $3.35            $2.72
    3/10/94               $3.54          $2.84             $3.35           $2.65            $2.99            $2.29
    8/10/94               $4.14           N/A              $3.95           N/A              $3.59           N/A

                  As detailed above, the price paid for natural gas purchased under the East Ohio Contracts varies with the production period. Pricing under the East Ohio Contracts is adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. Additionally, certain of the contracts provide for a price cap equal to the quarterly GCR, which amounted to $3.93, $3.84 and $4.20 in November 1999, 1998 and 1997, respectively. Price caps related to this contract are not included in the table above. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge.

                  The East Ohio Contracts terminating in 2000 will be replaced by short-term contracts with a primary term of one year. These new short-term contracts will provide fixed pricing of $3.02 to $3.07 per MCF for all wells under contract. There will be no significant production restrictions under these new contracts.

                  In addition to the East Ohio Contracts described above, the Company has various short-term contracts (covering production from 91 gross wells at December 31, 1999) which have a primary term of one year. All of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $2.75 to $3.00 per MCF. There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices."

                  For the year ended December 31, 1999, with the exception of The East Ohio Gas Company, which accounted for approximately 75% of the Company's natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that East Ohio will be the only material natural gas customer for 2000.

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

Employees
---------

                  As of March 20, 2000, the Company (either directly or indirectly through EEI) had 17 full-time and two part-time employees. These employees primarily are engaged in the following areas of business operations: two in land and lease acquisition, five in field operations, five in accounting, and seven in administration. The decrease from the prior year was the result of the Company reducing its level of activity in the development of oil and gas properties.

ITEM 2. PROPERTIES.
-------------------

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

                  PROVED RESERVES.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 1999.

                                           Oil (BBLS)                Gas (MCF)
                                           ----------                ---------
                  Proved Developed           875,000                51,506,000
                  Proved Undeveloped              -                         -
                                             -------                ----------
                  Total                      875,000                51,506,000
                                             =======                ==========

                  ------------------
                  (1) The Company has not determined proved reserves associated with its proved undeveloped acreage. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements.

                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.(1) The following table summarizes, as of December 31, 1999, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                                     (Thousands)
                                                                      ---------

                  Future cash inflows from sales of oil and gas        $166,772
                  Future production and development costs                64,142
                  Future income tax expense                               2,405
                                                                       --------

                  Future net cash flows                                 100,225
                  Effect of discounting future net cash flows
                      at 10% per annum                                   46,532
                                                                       --------
                  Standardized measure of discounted future
                      net cash flows                                   $ 53,693
                                                                       ========
                  --------------------
                  (1) See the Notes to the Financial Statements for additional information.

                  PRODUCTION. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                                               Average
                            Production                       Sales Price
                  -------------------------------    ---------------------------      Average Lifting Cost
                    Oil (BBLS)        Gas (MCF)         per BBL        per MCF         per Equivalent MCF(1)
                    ----------        ---------         -------        -------         ------------------
     1999              97,000           4,245,000       $ 16.08        $ 3.08             $ .55
     1998              94,000           4,575,000         12.20          3.26               .50
     1997             126,000           4,322,000         17.10          3.07               .48

--------------
(1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).


                  PRODUCTIVE WELLS. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 1999.

                      Gross Wells                                  Net Wells
           -----------------------------------------------------------------------------
                   (1)        (1)                                 (1)               (1)
              Oil         Gas        Total               Oil          Gas        Total
           -----------------------------------------------------------------------------
              79          893         972                58           643         701

           ----------------
           (1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.


                  ACREAGE. The Company had 42,900 gross developed acres and 31,200 net developed acres as of December 31, 1999. Developed acreage is that acreage assignable to productive wells. The Company had approximately 1,300 gross and net undeveloped acres as of December 31, 1999.

                  DRILLING ACTIVITY. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

                                                              Development Wells(1)
                                           ----------------------------------------------------------
                                                 Productive                             Dry
                                           ----------------------              ----------------------
                                           Gross              Net              Gross             Net
                                           -----            -----              -----            -----
                    1999                     22             12.40                2               .20
                    1998                     30             19.09                1               .91
                    1997                     35             19.80                -                -

                    --------------------
                    (1) All wells are located in the United States. All wells
                        are development wells; no exploratory wells were drilled.

                  PRESENT ACTIVITIES. The Company has drilled 2 gross and 0.91 net development wells since December 31, 1999. As of March 20, 2000, the Company had no wells in the process of being drilled.

                  DELIVERY COMMITMENTS. The Company entered into various East Ohio contracts with East Ohio which, subject to certain restrictions and adjustments, obligates East Ohio to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise more than 65% of the Company's natural gas sales.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

                  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

                  During the fourth quarter of the fiscal year ended December 31, 1999, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

Market
------

                  There is currently no established public trading market for the Company's Units of Limited Partnership. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 2000, there were 6,095,193 Units of limited partnership interest held by 1,567 holders of record.

Distribution History.
--------------------

                  The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. Based upon the current number of Units outstanding, each quarterly distribution of $0.125 per Unit would be approximately $770,000. The Company currently intends to make a quarterly distribution of $0.375 per Unit in April 2000 and quarterly distributions of at least $0.125 per Unit in July and October 2000.

Repurchase Right.
----------------

                  The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 172,290, 35,114 and 77,344 of its Units of limited partnership interest at a price of $5.21, $4.99 and $5.79 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 1997, 1998 and 1999 respectively. See Note 4 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                    Year Ended December 31,
                              -------------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                              -------------------------------------------------------------------
Revenue ...................   $15,063,170   $16,558,366   $15,932,197   $14,557,405   $14,478,954
Net Income ................     5,445,941     6,897,089     5,696,407     4,227,854     5,247,086
Net Income Per Unit .......           .88          1.10           .90           .65           .80
Total Assets ..............    55,422,986    56,612,953    54,760,106    53,188,337    52,756,474
Debt(1) ...................       692,289     2,255,898     4,589,143     4,405,834     4,718,207
Cash Distributions Per Unit          .625           .50           .50           .50           .50

--------------------
(1) Debt includes the Company's long-term debt and borrowings under the Company's revolving credit facility.


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

                  Everflow Management Limited, LLC, the General Partner of the Company, is a limited liability company. The members of Everflow Management Limited, LLC are EMC, two individuals who are currently directors and/or officers of EEI, Thomas L. Korner and William A. Siskovic, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position
------------------

                  Working capital surplus of $5.9 million as of December 31, 1999 represented a $3.5 million increase from December 31, 1998 due primarily to a $2.4 million increase in cash and equivalents and a $1.8 million reduction in borrowings under the Company's revolving credit facility. In May 1999, the Company entered into an agreement that extended its prior credit agreement. The agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 2001. The Company anticipates renewing the facility on an every other year basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. The Company paid down $1.8 million of debt under the revolving credit facilities during 1999. Cash flows were used to pay for the funding of the Company's investment in and the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 77,344 Units at a price of $5.79 per Unit, or $447,822, on June 30, 1999. The Company also used cash flows to make quarterly Cash Distributions, which totaled $3.9 million.

                  The following table summarizes the Company's financial position at December 31, 1999 and December 31, 1998:

                  (Amounts in Thousands)         December 31, 1999    December 31, 1998
                                                 -----------------    -----------------
                                                 Amount       %       Amount       %
                                                 -----------------    -----------------
                  Working capital                $ 5,881        11%   $ 2,424         5%
                  Property and equipment (net)    48,015        89     50,246        95
                  Other                               81      --           54      --
                                                 -------   -------    -------   -------
                       Total                     $53,977       100%   $52,724       100%
                                                 =======   =======    =======   =======

                  Long-term debt                 $   638         1%   $   425         1%
                  Deferred income taxes               50      --          128      --
                  Partners' equity                53,289        99     52,171        99
                                                 -------   -------    -------   -------
                       Total                     $53,977       100%   $52,724       100%
                                                 =======   =======    =======   =======

Cash Flows from Operating, Investing and Financing Activities
-------------------------------------------------------------

         The Company generated almost all of its cash sources from operating activities. During the years ended 1999 and 1998, cash provided by operations was used to fund the development of additional oil and gas properties and distributions to partners.

                  The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 1999 and 1998:

(Amounts in Thousands)                              1999                                 1998
                                        ----------------------------------------------------------------
                                            Dollars               %             Dollars                %
                                        ----------------------------------------------------------------
Operating Activities:
     Net income before adjustments         $    5,446            48%            $    6,897           57%
     Adjustments                                5,369            48                  4,770           39
                                           ----------    ----------             ----------    ---------
     Cash flow from operations
       before working capital
       changes                                 10,815            96                 11,667           96
     Changes in working capital                   468             4             (    2,096)   (      17)
                                           ----------    ----------              ---------     --------
     Net cash provided by
       operating activities                    11,283           100                  9,571           79

Investing Activities:
     Proceeds received on receivables
       from officers and employees                379             3                    541            4
     Advances disbursed to officers
       and employees                       (      165)   (        1)            (      545)   (       5)
     Purchase of property and
       equipment                           (    3,415)   (       30)            (    5,905)   (      49)
     Purchase of other assets                      -             -              (      271)   (       2)
     Proceeds on sale of other assets
       and equipment                              200             2                  1,862           16
                                           ----------    ----------             ----------    ---------
     Net cash (used) by investing
       activities                          (    3,001)   (       27)            (    4,319)   (      36)

Financing Activities:
     Distributions                         (    3,880)   (       34)            (    3,129)   (      26)
     Repurchase of Units                   (      448)   (        4)            (      175)   (       2)
     Debt proceeds                              2,175            19                  2,900           24
     Debt repayments                       (    3,739)   (       33)            (    5,233)   (      43)
                                            ---------     ---------              ---------     --------
     Net cash (used) by financing
       activities                          (    5,892)   (       52)            (    5,637)   (      47)
                                            ---------     ---------              ---------     --------

Increase (decrease) in cash
     and equivalents                            2,390            21             (      385)   (       3)

Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

                  As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 1999 and 1998 represented 96% of total cash sources. Changes in working capital other than cash and equivalents increased cash by $468 thousand and decreased cash by $2,096 thousand during 1999 and 1998, respectively. The decrease in accounts receivable at December 31, 1999 compared to December 31, 1998 is the result of lower production volumes and timing of production revenues resulting in lower production revenues receivable as of December 31, 1999. Total production revenues receivable as of December 31, 1999 amounted to $2.0 million compared to $2.3 million at December 31, 1998. Additionally, the Company had $1.5 and $2.2 million of cash invested in short-term marketable corporate debt securities at December 31, 1999 and 1998, respectively.

                  The Company's cash flows used by investing activities decreased $1.3 million, or 30%, during 1999 as compared with 1998. The Company's cash flows used by investing activities decreased $3.7 million, or 46%, during 1998 as compared with 1997. The primary reason for the decrease in cash flows used by investing activities in 1999 and 1998 was the decrease in the purchase of property and equipment. The purchase of property and equipment decreased $2.5 million, or 42%, during 1999 as compared with 1998. The purchase of property and equipment decreased $1.9 million, or 24%, during 1998 as compared with 1997. In addition to the drilling and development of 12.6 net wells during 1999, the Company purchased producing properties of $1.5 million.

                  The Company's cash flows used by financing activities increased $255 thousand, or 5%, during 1999 as compared with 1998. The primary reason for this increase was that distributions to Unitholders increased $752 thousand. Proceeds from the issuance of debt decreased $725 thousand and payments on debt decreased $1,494 thousand to $3,739 thousand during 1999. Additionally, payments on the Repurchase of Units increased $273 thousand, or 156%, during 1999 as compared with 1998. The Company's cash flows used by financing activities increased $1.7 million, or 45%, during 1998 as compared with 1997. The primary reason for this increase was that proceeds from the issuance of debt decreased $1.6 million during 1998 and payments on debt increased $916 thousand to $5.2 million during 1998.

                  The Company's ending cash and equivalents balance of $2.7 million and investments balance of $1.5 million at December 31, 1999, as well as ongoing monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2000. The Company has paid a quarterly distribution every quarter since July 1991. Minimum cash distributions are estimated to be $770 thousand per quarter ($.125 per Unit). The Company intends to distribute $2.3 million ($.375 per Unit) on April 1, 2000 using the proceeds from its investments in marketable corporate debt securities.

                  Capital expenditures for the development of oil and gas properties in the Company and the acquisition of undeveloped leasehold acreage have decreased compared with historical levels. The Company drilled or participated in the drilling of an additional 22 drillsites in 1999. The Company's share of these drillsites amounts to 12.4 net developed productive wells. The Company's share of proved gas reserves decreased by 1.4 million MCF's, or 3%, between December 31, 1998 and 1999, while proved oil reserves decreased by 60 thousand barrels, or 6%, between December 31, 1998 and 1999. The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of 4.0 million MCF's of natural gas versus 38 thousand barrels of crude oil during 1999. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves increased by $2.2 million between December 31, 1998 and 1999. The primary reason for this increase was due to increases in oil prices between December 31, 1998 and 1999. These increases were mitigated by decreases in natural gas prices. Management has determined that the Company is presently unable to develop oil and gas properties at historical levels given current industry and market conditions. Management believes the Company should be able to drill or participate in the drilling of 7 to 15 net wells each year for the next few years. Additional distributions to partners have been made by the Company and will continue to be made at the discretion of management. Additionally, because of the number of recent transactions involving the purchase and sale of Appalachian Basin oil and gas companies and properties, management of the Company continues to evaluate alternatives to maximize Unitholder value.

                  The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 77,344, 35,114 and 172,290 Units during 1999, 1998 and 1997 pursuant to the Repurchase Right at a price of $5.79, $4.99 and $5.21 per Unit, respectively. The Company borrowed against its credit facility to meet such obligations and would expect to do so again in 2000, although current cash flows would reduce borrowing requirements. The Repurchase Right to be conducted in 2000 will result in Unitholders being offered a price of $6.11 per Unit. The Company estimates it would need to borrow up to $3.7 million in the event the 2000 offering pursuant to the Repurchase Right is fully subscribed.

                  In the fall of 1999, there was a $.36 per MCF decrease in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments should decrease the Company's cash flows from operations during 2000, assuming similar production levels. Recent oil prices have increased and will increase the Company's cash flows from oil production should pricing remain at such levels.

RESULTS OF OPERATIONS

                  The following table and discussion is a review of the results of operations of the Company for the twelve months ended December 31, 1999, 1998 and 1997. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                              Year Ended December 31,
                                              -----------------------
                                                1999  1998   1997
                                              -----------------------
Revenues:
     Oil and gas sales                           97%    97%    97%
     Well management and operating                3      3      3
                                                ---    ---    ---
         Total Revenues                         100    100    100
Expenses:
     Production costs                            17     15     15
     Well management and operating                1    --       1
     Depreciation, depletion and amortization    32     30     33
     Abandonment and write down
         of oil and gas properties                4      6      3
     General and administrative                  11     13     12
     Other expense (income)                      --    ( 6)     1
     Income taxes                               ( 1)   --     ( 1)
                                                ---    ---    ---
         Total Expenses                          64     58     64
                                                ---    ---    ---
Net income                                       36%    42%    36%
                                                ===    ===    ===


                  Revenues for the year ended December 31, 1999 decreased $1,495 thousand, or 9%, compared to the same period in 1998. Revenues for the year ended December 31, 1998 increased $626 thousand, or 4%, compared to the same period in 1997. These changes were due primarily to changes in oil and gas sales and production volumes between the periods involved.

                  Oil and gas sales decreased $1.4 million, or 9%, from 1998 to 1999. The primary reason for this decrease was the result of lower gas prices and reduced production volumes for natural gas, which were mitigated by higher oil prices and oil production. The East Ohio contractual decrease in gas prices received during November 1998 of $.19 per MCF was partly responsible for decreasing natural gas sales during much of 1999. The Company's gas production decreased by 330 thousand MCF, and the average price received per MCF decreased from $3.26 to $3.08 from 1998 to 1999. Although the Company's revenues from gas sales were lower in 1999, revenues from oil sales increased by 36% to $1.6 million as compared to 1998 oil sales of $1.1 million. The primary reason for the increase in oil sales was an increase in the average sales price of oil from $12.20 to $16.08 per barrel from 1998 to 1999. Gas sales accounted for 89%, 93% and 86% of total oil and gas sales in 1999, 1998 and 1997, respectively. Oil and gas sales increased $639 thousand, or 4%, from 1997 to 1998. The primary reason for this increase in oil and gas sales between 1997 and 1998 was an increase in gas production volumes and natural gas prices. The Company's gas production increased by 253 thousand MCF and oil production decreased by 32 thousand barrels from 1997 to 1998. In the fall of 1999, there was a $.36 per MCF decrease in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. These pricing adjustments should decrease the Company's cash flows from operations during 2000, assuming similar production levels and stable oil prices.

                  Production costs increased $88 thousand, or 3%, and $124 thousand, or 5%, during 1999 and 1998, respectively. The primary reasons for these increases include increased operating costs relating to older wells and the Company's increasing costs due to placing newly drilled and acquired wells into production. Depreciation, depletion and amortization decreased $142 thousand, or 3%, between 1998 and 1999. Depreciation, depletion and amortization decreased $383 thousand, or 7%, between 1997 and 1998. These decreases were the result of upward revisions of 1998 reserve estimates on certain properties and fewer new wells.

                  Well management and operating revenues decreased $76 thousand, or 15%, from 1998 to 1999. Well management and operating costs increased $5 thousand, or 5%, from 1998 to 1999. The reason for the decreases in well management and operating revenues was due to the acquisition of Company operated oil and gas interests. These purchases decreased the third party share of oil and gas properties managed and operated by the Company. Well management and operating revenues decreased $12 thousand, or 2%, from 1997 to 1998. Well management and operating costs decreased $30 thousand, or 23%, from 1997 to 1998.

                  Abandonments and write downs of oil and gas properties decreased $315 thousand between 1998 and 1999 and increased $441 thousand between 1997 and 1998. These fluctuations were attributable to the write down of oil and gas properties, abandonments of oil and gas properties and leasehold impairments. During 1999, the Company wrote down oil and gas properties by approximately $601 thousand to provide for impairment on certain of its oil and gas properties. The Company also recognized dry hole costs of approximately $48 thousand in 1999. During 1998 and 1997, the Company wrote down oil and gas properties by approximately $426 thousand and $199 thousand, respectively, to provide for impairment on certain of its oil and gas properties.

                  General and administrative expenses decreased $498 thousand, or 24%, between 1998 and 1999, and increased $222 thousand, or 12%, between 1997 and 1998. The primary reason for the 1999 decrease was a reduction in personnel costs resulting from the Company's decision to decrease its level of activity in the development of oil and gas properties. In addition, the decrease in general and administrative expenses between 1998 and 1999 and increase in general and administrative expenses between 1997 and 1998 is the result of fluctuations in professional fees associated with the Company's efforts in evaluating the feasibility of the sale of the Company during 1998 and costs associated with discussions with prospective purchasers.

                  Net other income (expenses) amounted to $77 thousand, $1,044 thousand, and ($124) thousand in 1999, 1998 and 1997, respectively. The changes between 1998 and 1999 and between 1997 and 1998 were primarily attributable to a nonrecurring gain on sale of other assets associated with the Company's operations during 1998. Interest income has increased and interest expense has decreased as a result of the Company decreasing borrowings under its credit facility and increased level of cash available for investing resulting from reduced development activities.

                  Income tax expense attributable to EEI decreased $148 thousand between 1998 and 1999 and increased $220 thousand between 1997 and 1998. These changes are due to the effect of the earnings of EEI. The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss allocable to EEI, is allocated directly to its respective partners.

                  Net income decreased $1.5 million, or 21%, between 1998 and 1999. The decrease was primarily the result of a decrease in oil and gas sales, and the decrease of a nonrecurring gain on sale of other assets. Net income increased $1.2 million, or 21%, between 1997 and 1998. The increase resulted from increased oil and gas sales and the nonrecurring gain on sale of other assets. Net income represented 36%, 42% and 36% of total revenues during the years ended December 31, 1999, 1998 and 1997, respectively.

NEW ACCOUNTING STANDARDS

                  In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adoption of the standard is expected to have no material effect on the Company's financial statements.

INFLATION AND CHANGES IN PRICES

                  While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin during the Persian Gulf crisis ranged from a low of $18.00 per barrel on July 30, 1990 to a high of $37.50 per barrel on October 13, 1990. The price of oil in the Appalachian Basin more recently has ranged from a low of $8.50 per barrel in December 1998 to a high of $30.50 in March 2000. As of March 20, 2000, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $26.00 per barrel of oil. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since less than 12% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 1999 are comprised of oil reserves.

                  The various gas purchase agreements with The East Ohio Gas Company negotiated since 1991 have had and will continue to have a significant effect on the Company's natural gas sales. Under the purchase agreements, adjustments to the price of gas paid to the

Company by The East Ohio Gas Company are based on 80% of the increase or decrease in East Ohio's Gas Cost Recovery rates ("GCR") as specified in the contracts. The average price of gas during 1996 amounted to $2.78 per MCF, an $.08 decrease compared to 1995. The November 1996 annual price adjustment was an increase of $.47 per MCF. The average price of gas during 1997 amounted to $3.07 per MCF, a $.29 increase compared to 1996. The November 1997 annual price adjustment was an increase of $.59 per MCF. The average price of gas during 1998 amounted to $3.26 per MCF, a $.19 increase compared to 1997. The November 1998 annual price adjustment was a decrease of $.19 per MCF. The average price of gas during 1999 amounted to $3.08 per MCF, an $.18 decrease compared to 1998. The November 1999 annual price adjustment was a decrease of $.36 per MCF.

                  The Company's Standardized Measure of Discounted Future Net Cash Flows increased by $2.2 million from December 31, 1998 to December 31, 1999 and increased by $5.4 million from December 31, 1997 to December 31, 1998. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

                  The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At December 31, 1999, none of the Company's total long-term debt consisted of floating rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

                  See attached pages F-1 to F-24.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

                  Not applicable.

                        EVERFLOW EASTERN PARTNERS, L. P.

                       1999 CONSOLIDATED FINANCIAL REPORT

                        EVERFLOW EASTERN PARTNERS, L. P.

                                    CONTENTS

--------------------------------------------------------------------------------
                                                            Page
                                                            ----
AUDITORS' REPORT ON THE FINANCIAL STATEMENTS                 F-3

FINANCIAL STATEMENTS
    Consolidated balance sheets                           F-4 - F-5
    Consolidated statements of income                        F-6
    Consolidated statements of partners' equity              F-7
    Consolidated statements of cash flows                    F-8
    Notes to consolidated financial statements            F-9 - F-24

                          Independent Auditors' Report
                          ----------------------------

To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio


        We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                           HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 14, 2000

                           EVERFLOW EASTERN PARTNERS, L. P.

                              CONSOLIDATED BALANCE SHEETS

                              December 31, 1999 and 1998


----------------------------------------------------------------------------------------
                                                                  1999           1998
                                                                  ----           ----
           ASSETS
CURRENT ASSETS
  Cash and equivalents                                       $  2,684,605   $    294,518
  Accounts receivable:
    Production                                                  2,040,298      2,323,510
    Officers and employees                                        526,030      1,015,458
    Joint venture partners                                        474,355        366,121
  Short-term investments                                        1,513,273      2,221,056
  Other                                                            88,991         92,355
                                                             ------------    -----------
      Total current assets                                      7,327,552      6,313,018

PROPERTY AND EQUIPMENT
  Proved properties (successful efforts accounting method)    110,483,039    110,178,841
  Pipeline and support equipment                                  507,472        506,153
  Corporate and other                                           1,545,233      1,212,857
                                                             ------------    -----------
                                                              112,535,744    111,897,851
  Less accumulated depreciation, depletion, amortization
    and write down                                             64,521,335     61,651,637
                                                             ------------    -----------
                                                               48,014,409     50,246,214

OTHER ASSETS                                                       81,025         53,721
                                                             ------------    -----------

                                                             $ 55,422,986   $ 56,612,953
                                                             ============   ============

The accompanying notes are an integral part of these financial statements.

                              EVERFLOW EASTERN PARTNERS, L. P.

                                 CONSOLIDATED BALANCE SHEETS

                                 December 31, 1999 and 1998

-------------------------------------------------------------------------------------
                                                                1999          1998
                                                            -----------   -----------
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                         $    54,493   $    30,805
  Revolving credit facility                                        --       1,800,000
  Accounts payable                                            1,202,605     1,666,792
  Accrued expenses                                              189,333       391,187
                                                            -----------   -----------
    Total current liabilities                                 1,446,431     3,888,784

LONG-TERM DEBT, NET OF CURRENT PORTION                          637,796       425,093

DEFERRED INCOME TAXES                                            50,000       128,000

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
  Authorized - 8,000,000 units
  Issued and outstanding - 6,095,193 and 6,172,537 units,
    respectively                                             52,708,525    51,610,054

GENERAL PARTNER'S EQUITY                                        580,234       561,022
                                                            -----------   -----------
    Total partners' equity                                   53,288,759    52,171,076
                                                            -----------   -----------

                                                            $55,422,986   $56,612,953
                                                            ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      EVERFLOW EASTERN PARTNERS, L. P.

                     CONSOLIDATED STATEMENTS OF INCOME

                Years Ended December 31, 1999, 1998 and 1997

------------------------------------------------------------------------------------------------------------------
                                                                            1999            1998           1997
                                                                            ----            ----           ----
REVENUES
  Oil and gas sales                                                   $ 14,639,109    $ 16,058,164    $ 15,418,755
  Well management and operating                                            421,799         497,483         510,039
  Other                                                                      2,262           2,719           3,403
                                                                      ------------    ------------    ------------
                                                                        15,063,170      16,558,366      15,932,197

DIRECT COST OF REVENUES
  Production costs                                                       2,638,217       2,550,686       2,427,124
  Well management and operating                                            106,965         102,176         132,531
  Depreciation, depletion and amortization                               4,762,466       4,904,221       5,287,066
  Abandonment and write down of oil and gas
    properties                                                             648,742         964,226         523,513
                                                                      ------------    ------------    ------------
      Total direct cost of revenues                                      8,156,390       8,521,309       8,370,234

GENERAL AND ADMINISTRATIVE EXPENSE                                       1,615,932       2,113,492       1,891,515
                                                                      ------------    ------------    ------------
      Total cost of revenues                                             9,772,322      10,634,801      10,261,749
                                                                      ------------    ------------    ------------

INCOME FROM OPERATIONS                                                   5,290,848       5,923,565       5,670,448

OTHER INCOME (EXPENSE)
  Interest income                                                          157,348          90,564          86,226
  Interest expense                                                        (101,759)       (170,611)       (219,896)
  Gain (loss) on sale of property and equipment                             21,504          (5,613)          9,629
  Gain on sale of other assets                                                --         1,129,184            --
                                                                      ------------    ------------    ------------
                                                                            77,093       1,043,524        (124,041)
                                                                      ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                               5,367,941       6,967,089       5,546,407

PROVISION (CREDIT) FOR INCOME TAXES
  Current                                                                     --            70,000            --
  Deferred                                                                 (78,000)           --          (150,000)
                                                                      ------------    ------------    ------------

NET INCOME                                                            $  5,445,941    $  6,897,089    $  5,696,407
                                                                      ============    ============    ============

Allocation of Partnership Net Income
  Limited Partners                                                    $  5,387,013    $  6,822,921    $  5,636,318
  General Partner                                                           58,928          74,168          60,089
                                                                      ------------    ------------    ------------
                                                                      $  5,445,941    $  6,897,089    $  5,696,407
                                                                      ============    ============    ============


Net income per unit                                                   $       0.88    $       1.10    $       0.90
                                                                      ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      EVERFLOW EASTERN PARTNERS, L. P.

                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                Years Ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------

                                                            1999            1998            1997
                                                            ----            ----            ----
PARTNERS' EQUITY - JANUARY 1                            $ 52,171,076    $ 48,577,802    $ 46,959,473


  Net income                                               5,445,941       6,897,089       5,696,407


  Cash distributions ($.625 per unit in 1999 and $.50
    per unit in 1998 and 1997)                            (3,880,436)     (3,128,596)     (3,180,447)


  Purchase and retirement of Units                          (447,822)       (175,219)       (897,631)
                                                        ------------    ------------    ------------

PARTNERS' EQUITY - DECEMBER 31                          $ 53,288,759    $ 52,171,076    $ 48,577,802
                                                        ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                       EVERFLOW EASTERN PARTNERS, L. P.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------
                                                             1999            1998            1997
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  5,445,941    $  6,897,089    $  5,696,407
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization             4,819,592       4,929,023       5,327,791
      Abandonment and write down of oil and gas
        properties                                           648,742         964,226         523,513
      (Gain) loss on sale of property and equipment          (21,504)          5,613          (9,629)
      Gain on sale of other assets                              --        (1,129,184)           --
      Deferred income taxes                                  (78,000)           --          (150,000)
      Changes in assets and liabilities:
        Accounts receivable                                  450,714        (426,624)        472,370
        Short-term investments                               707,783      (2,221,056)           --
        Other current assets                                   3,364         (28,937)         19,406
        Other assets                                         (27,304)        (12,255)          5,070
        Accounts payable                                    (464,187)        459,524         (38,782)
        Accrued expenses                                    (201,854)        133,294         (41,087)
                                                         -----------     -----------     -----------
          Total adjustments                                5,837,346       2,673,624       6,108,652
                                                         -----------     -----------     -----------
            Net cash provided by operating activities     11,283,287       9,570,713      11,805,059

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on receivables from officers and
    employees                                                379,191         540,914         637,434
  Advances disbursed to officers and employees              (165,499)       (545,169)       (719,180)
  Purchase of property and equipment                      (3,414,843)     (5,905,286)     (7,809,435)
  Purchase of other assets                                      --          (271,125)       (102,384)
  Proceeds on sale of property and equipment and
    other assets                                             199,818       1,862,000          23,436
                                                         -----------     -----------     -----------
            Net cash used by investing activities         (3,001,333)     (4,318,666)     (7,970,129)

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions                                           (3,880,436)     (3,128,596)     (3,180,447)
  Repurchase of Units                                       (447,822)       (175,219)       (897,631)
  Proceeds from issuance of debt including revolver        2,175,000       2,900,000       4,500,000
  Payments on debt including revolver                     (3,738,609)     (5,233,245)     (4,316,691)
                                                         -----------     -----------     -----------
            Net cash used by financing activities         (5,891,867)     (5,637,060)     (3,894,769)
                                                         -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                              2,390,087        (385,013)        (59,839)

CASH AND EQUIVALENTS - JANUARY 1                             294,518         679,531         739,370
                                                         -----------     -----------     -----------

CASH AND EQUIVALENTS - DECEMBER 31                      $  2,684,605    $    294,518    $    679,531
                                                        ============    ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                            $    112,648    $    178,119    $    250,831
    Income taxes                                                --            70,000            --

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

                      The members of Everflow Management Limited, LLC are Everflow Management Corporation ("EMC"), two individuals who are Officers and Directors of EEI and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

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

                      Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,728,480, $4,876,838 and $5,254,190 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               F.     Property and Equipment (Continued)

                      SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $601,000, $426,000 and $199,000 during
                      1999, 1998 and 1997, respectively, to provide for impairment on certain of its oil and gas properties.

                      Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,007,107 - 39 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $91,112, $52,185 and $73,601 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                      Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 6,133,865, 6,190,094 and 6,293,796 in 1999, 1998 and 1997, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               J. New Accounting Standards -In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adoption of the standard is expected to have no material effect on the Company's financial statements.

               K. Reclassifications - Certain reclassifications were made to prior period financial statement presentations to conform with current period presentations.

NOTE 2.        SHORT-TERM INVESTMENTS

               Short-term investments consist principally of marketable corporate debt securities which are classified as trading. The fair values of the investments approximate cost.

NOTE 3.        CREDIT FACILITIES AND LONG-TERM DEBT

               In May 1999, the Company entered into an agreement that extended its prior credit agreement. The agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 2001. The Company anticipates renewing the facility every other year to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $7,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 3.        CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

               Borrowings on revolving credit facilities amounted to $-0- and $1,800,000 at December 31, 1999 and 1998, respectively. The following schedule reflects activity under the Company's revolving credit facilities for the years ended December 31, 1999, 1998 and 1997. The average amount outstanding under the facility was calculated using daily balances and a 365 day period. The weighted average interest rates were calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.

                                                                                    Weighted
                                               Maximum            Average           Average
                                               Amount             Amount            Interest
                                            Outstanding        Outstanding           Rate
                                            -----------        -----------          --------
             Year Ended December 31:
                    1999                        $2,700,000          $ 757,808        6.8%

                    1998                        $4,100,000         $1,743,014        7.5%

                    1997                        $4,100,000         $1,796,986        8.0%

               For purposes of the Company's borrowings LIBOR was 6.20%, 5.06% and 5.93% at December 31, 1999, 1998 and 1997, respectively.

               The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $692,289 and $455,898 at December 31, 1999 and 1998, respectively, and at December 31, 1999 bear interest at fixed (converting in certain subsequent years to variable) rates ranging from 6.51% - 8.41% and a weighted average rate of 7.34%. The notes at December 31, 1999 require aggregate payments of principal and interest of $8,637 per month. Maturities on the notes are expected to be as follows: 2000 - $54,493; 2001 - $58,700; 2002 - $63,200; 2003 - $68,000; 2004 - $73,200;
               thereafter - $374,696.

               The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At December 31, 1999, none of the Company's total long-term debt consisted of floating rate debt.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 4.        PARTNERS' EQUITY (CONTINUED)

               The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1999 calculation, is estimated to be $6.11 per Unit, net of the distributions ($.625 per Unit in total) expected to be made in January and April 2000.

               Units repurchased pursuant to the Repurchase Right, for each of the four years in the period ended December 31, 1999, are as follows:


                                                  Per Unit
                            -----------------------------------------------------
                            Calculated                                                                      Units
                            Price for                      Less                                          Outstanding
                            Repurchase     Premium        Interim           Net          # of Units       Following
                 Year         Right        Offered     Distributions    Price Paid       Repurchased     Repurchase
                 ----       ----------     -------     -------------    ----------       -----------     ----------
                1996          $ 4.48         $ .27        $ .25           $ 4.50            53,103        6,379,941

                1997          $ 5.46         $ -          $ .25           $ 5.21           172,290        6,207,651

                1998          $ 5.24         $ -          $ .25           $ 4.99            35,114        6,172,537

                1999          $ 6.16         $ -          $ .375          $ 5.79            77,344        6,095,193

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

               A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                                              Year Ended December 31,
                                                      ----------------------------------------------------------------------
                                                        1999                      1998                      1997
                                                      --------------------- ---------------------- -------------------------
                                                        Amount         %          Amount         %          Amount         %
                                                      -----------    ----       -----------    ----       -----------    ----
                  Provision based on the
                  statutory rate (for taxable
                  income up to $10,000,000)           $ 1,825,000    34.0       $ 2,369,000    34.0       $ 1,886,000    34.0

                  Tax effect of:
                  Non-taxable status of the
                  Programs and Everflow                (1,866,000)  (34.8)       (2,097,000)  (30.1)       (1,891,000)  (34.1)
                  Excess statutory depletion              (72,000)   (1.3)          (95,000)   (1.4)          (95,000)   (1.7)
                  Graduated tax rates, state
                  income tax and other - net               35,000     0.6          (107,000)   (1.5)          (50,000)   (0.9)
                                                      -----------    ----       -----------    ----       -----------    ----

                      Total                           $   (78,000)   (1.5)      $    70,000     1.0       $  (150,000)   (2.7)
                                                      ===========    ====       ===========    ====       ===========    ====

               EEI has percentage depletion deduction carryforwards for tax purposes of approximately $2,000,000. These carryforwards can be carried forward indefinitely. For financial reporting purposes, the deferred tax liability at December 31, 1999 and 1998 has been reduced by approximately $780,000 and $754,000, respectively, for the tax effect of carryforwards.

NOTE 6.        RETIREMENT PLAN

               The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who had reached the age of 21 and completed one year of service. Contributions to the plan are at the discretion of EMC's Board of Directors. The Company made contributions of $38,879, $83,295 and $88,788 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 7.        RELATED PARTY TRANSACTIONS

               Since 1989, EEI provided certain employees with an opportunity to receive assignments of certain overriding royalty interests which were created at the time EEI generated certain oil and gas leases. Certain employees of the Company have been given the option of having a portion of their compensation in the form of an assignment in certain of such overriding royalty interests. Those employees who elect to receive a portion of their compensation in this form receive an assignment of a pro rata portion of each of the overriding royalty interests selected. During the calendar years ended December 31, 1999, 1998 and 1997, approximately $117,000, $180,000 and $175,000, respectively, was distributed to such employees from such overriding royalty interests.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 8.        BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

               Gas sales accounted for 89%, 93% and 86% of total oil and gas sales in 1999, 1998 and 1997, respectively. Approximate percentages of oil and gas sales from significant purchasers for the years ended December 31, 1999, 1998 and 1997, respectively, were as follows:

                                            Customer                       1999          1998         1997
                                            --------                       ----          ----         ----

                       The East Ohio Gas Company ("East Ohio")               67 %           74 %         70 %
                       Ergon Oil Purchasing, Inc. ("Ergon Oil")              11              7           10
                                                                             --             --           --

                                                                             78  %          81 %         80 %
                                                                             ==             ==           ==

               The Company expects that East Ohio and Ergon Oil will be the only major customers in 2000.

               The Company has various Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with East Ohio. Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of Everflow's principal East Ohio Gas Contracts at December 31, 1999 follows:


                     Contract         Period         Number          Required             Shut-In           Limitation
                       Date          Covered        of Wells        Purchases           Provisions          Provisions
                     --------        -------        --------        ----------          ----------          ----------
                        9/3/91       11/91-10/01         424     275 days/year       Maximum of          May-Oct. - 50% of
                                                                                     60 days (Nov.-      production from
                                                                                     April)              prior 6 month period

                       3/10/94         4/94-3/00          52     275 days/year       Maximum of          May-Oct. - 50% of
                                                                                     60 days (Nov.-      production from
                                                                                     April)              prior 6 month period

                       8/10/94       11/94-10/00          26        Nov.-March       April-Oct.          Shut-in provisions

                                                                          Net Price per MCF
                                  ------------------------------------------------------------------------------------------------
                                                                            Adjusted Prices
                     Contract     ------------------------------------------------------------------------------------------------
                       Date         11/97-4/98      5/98-10/98       11/98-4/99       5/99-10/99       11/99-4/00       5/00-10/00
                     --------       ----------      ----------       ----------       ----------       ----------       ----------
                        9/3/91        $ 3.90           $ 3.27           $ 3.71          $ 3.08           $ 3.35           $ 2.72

                       3/10/94        $ 3.54           $ 2.84           $ 3.35          $ 2.65           $ 2.99           $ 2.29

                       8/10/94        $ 4.14            N/A             $ 3.95            N/A            $ 3.59             N/A

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 8.        BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

               As detailed in the table, the price paid for natural gas purchased under the East Ohio Contracts varies with the production period. Pricing under the East Ohio Contracts is adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. Additionally, certain of the contracts provide for a price cap equal to the quarterly GCR, which amounted to $3.93, $3.84 and $4.20 in November 1999, 1998 and 1997, respectively. Price caps related to this contract are not included in the table. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge.

               The two East Ohio Contracts terminating in 2000 will be replaced by short-term contracts with a primary term of one year. These new short-term contracts will provide fixed pricing of $3.02 to $3.07 per MCF for all wells under contract. There will be no significant production restrictions under these new contracts.

               In addition to the East Ohio Contracts, the Company has various short-term contracts (covering production from 91 gross wells at December 31, 1999) which have a primary term of one year. All of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $2.75 to $3.00 per MCF. There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts.

NOTE 9.        COMMITMENTS AND CONTINGENCIES

               Everflow paid a dividend in January 2000 of $.25 per Unit. The distribution amounted to approximately $1,541,000.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10.       SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
                 ACTIVITIES (UNAUDITED) (CONTINUED)

                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                                                     December 31,
                                                              ---------------------------------------------------------
                                                                     1999               1998               1997
                                                                     ----               ----               ----

                 Proved oil and gas properties                     $ 110,483,039      $ 110,178,841      $ 105,080,039
                 Pipeline and support equipment                          507,472            506,153            466,717
                                                                   -------------      -------------      -------------
                                                                     110,990,511        110,684,994        105,546,756
                 Accumulated depreciation, depletion,
                 amortization and write down                          64,241,134         61,379,736         56,192,136
                                                                   -------------      -------------      -------------

                 Net capitalized costs                             $  46,749,377      $  49,305,258      $  49,354,620
                                                                   =============      =============      =============

               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                                      December 31,
                                                                    -------------------------------------------
                                                                     1999               1998               1997
                                                                     ----               ----               ----

                 Property acquisition costs                       $ 292,852          $ 629,603          $ 845,647
                 Development costs, including
                 prepayments                                      2,614,116          5,105,622          6,814,035

               In 1999, 1998 and 1997, development costs include the purchase of approximately $1,452,000, $348,000 and $1,065,000, respectively, of producing oil and gas properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10.       SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
                 ACTIVITIES (UNAUDITED) (CONTINUED)

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                                        December 31,
                                                                     -------------------------------------------------
                                                                        1999              1998              1997
                                                                        ----              ----              ----

                 Oil and gas sales                                     $ 14,639,109      $ 16,058,164     $ 15,418,755
                 Production costs                                        (2,638,217)       (2,550,686)      (2,427,124)
                 Depreciation, depletion and
                 amortization                                            (4,762,466)       (4,904,221)      (5,287,066)
                 Abandonment and write down of
                 oil and gas properties                                    (648,742)         (964,226)        (523,513)
                                                                       ------------      ------------     ------------
                                                                          6,589,684         7,639,031        7,181,052

                 Income tax expense                                         115,000           150,000          135,000
                                                                       ------------      ------------     ------------

                 Results of operations for oil and gas
                 producing activities (excluding
                 corporate overhead and financing
                 costs)                                                $  6,474,684      $  7,489,031     $  7,046,052
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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10.       SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
                 ACTIVITIES (UNAUDITED) (CONTINUED)

             ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                                                                     Oil                  Gas
                                                                                   (BBLS)               (MCF)
                                                                                 ---------            ----------
                 Balance, January 1, 1997                                          912,000            41,015,000
                   Extensions, discoveries and other
                   additions                                                        78,000             4,093,000
                   Production                                                     (126,000)           (4,322,000)
                   Revision of previous estimates                                  (42,000)             (129,000)
                                                                                 ---------            ----------

                 Balance, December 31, 1997                                        822,000            40,657,000
                   Extensions, discoveries and other
                   additions                                                        67,000             4,844,000
                   Production                                                      (94,000)           (4,575,000)
                   Revision of previous estimates                                  140,000            11,977,000
                                                                                 ---------            ----------

                 Balance, December 31, 1998                                        935,000            52,903,000
                   Extensions, discoveries and other
                   additions                                                        38,000             4,018,000
                   Production                                                      (97,000)           (4,245,000)
                   Revision of previous estimates                                   (1,000)           (1,170,000)
                                                                                 ---------            ----------

                 Balance, December 31, 1999                                        875,000            51,506,000
                                                                                 =========            ==========


                 PROVED DEVELOPED RESERVES:
                   December 31, 1996                                               912,000            41,015,000
                   December 31, 1997                                               822,000            40,657,000
                   December 31, 1998                                               935,000            52,903,000
                   December 31, 1999                                               875,000            51,506,000

               The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 1999 and 1998, the Company had 1,300 and 1,600 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $1,227,979 and $1,569,741 at December 31, 1999 and 1998, respectively.

                       EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10.       SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
                 ACTIVITIES (UNAUDITED) (CONTINUED)

                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                NET CASH FLOWS

                                                                                     December 31,
                                                                        ------------------------------------
                                                                          1999          1998          1997
                                                                          ----          ----          ----
                                                                              (Thousands of Dollars)
                 Future cash inflows from sales of oil
                   and gas                                              $ 166,772     $ 153,538     $ 124,466
                 Future production and development
                   costs                                                   64,142        57,255        48,085
                 Future income tax expense                                  2,405         2,253         1,885
                                                                        ---------     ---------     ---------

                 Future net cash flows                                    100,225        94,030        74,496
                 Effect of discounting future net cash
                  flows at 10% per annum                                   46,532        42,551        28,402
                                                                        ---------     ---------     ---------

                 Standardized measure of discounted
                  future net cash flows                                 $  53,693     $  51,479     $  46,094
                                                                        =========     =========     =========

                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                                             Year Ended December 31,
                                                                        ------------------------------------
                                                                          1999          1998          1997
                                                                          ----          ----          ----
                                                                              (Thousands of Dollars)

                 Balance, beginning of year                              $ 51,479      $ 46,094      $ 50,507
                 Extensions, discoveries and other
                  additions                                                 4,486         6,004         5,553
                 Development costs incurred                                   298           801           270
                 Revision of previous estimates                            (2,240)       11,926          (424)
                 Sales of oil and gas, net of production
                  costs                                                   (12,001)      (13,507)      (12,992)
                 Net change in income taxes                                   (55)          (60)          149
                 Net changes in prices and production
                  costs                                                     3,304        (1,193)       (2,291)
                 Accretion of discount                                      5,148         4,609         5,051
                 Other                                                      3,274        (3,195)          271
                                                                         --------      --------      --------
                 Balance, end of year                                    $ 53,693      $ 51,479      $ 46,094
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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                  The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company's original general partner. The members of Everflow Management Limited, LLC as of March 20, 2000 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner, and William A. Siskovic, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

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

                  DIRECTORS AND OFFICERS OF EEI AND EMC. The executive officers and directors of EEI and EMC as of March 20, 2000 are as follows:

                                                           Positions and                    Positions and
           Name                       Age                Offices with EEI                 Offices with EMC
---------------------------           ---          -----------------------------    -----------------------

Robert F. Sykes                       76           Chairman of the Board            Chairman of the Board
                                                                                    and Director

Thomas L. Korner                      46           President and Director           President and Director

David A. Kidder                       61           Treasurer                        None

William A. Siskovic                   44           Vice President, Secretary,       Vice President, Secretary-
                                                   Principal Financial and          Treasurer, Principal
                                                   Accounting Officer and           Financial and Accounting
                                                   Director                         Officer and Director

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

                  Based solely on review of the copies of such forms furnished to the Company, the Company believes that for all of 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

                  As a limited partnership the Company has no executive officers or directors, but is managed by Everflow Management Limited, LLC, the General Partner of the Company. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

                  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1999, 1998 and 1997, of those persons who were, at December 31, 1999: (i) the chief executive officer; and (ii) the other highly compensated executive officer of the Company. The Chief Executive Officer and such other executive officer are hereinafter referred to collectively as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                   --------------------------------------------------------
                                                                                    Other
                                                                                   Annual            All Other
          Name and                                                                 Compen-            Compen-
     Principal Position            Year           Salary             Bonus          sation             sation  (1)
     ------------------            ----           ------             -----        ---------         -----------

Thomas L. Korner                   1999             $80,000         $60,000         $1,954           $36,710(2)
President                          1998              80,000          39,000          2,067            40,302(2)
                                   1997              80,000          43,375          1,818            35,965(2)

William A. Siskovic                1999              80,000          60,000          1,326            28,420(3)
Vice President and                 1998              80,000          39,000          1,489            31,087(3)
Principal Financial and            1997              80,000          43,375          1,497            26,609(3)
Accounting Officer

-----------------------
No Named Executive Officer received personal benefits or perquisites during 1999, 1998 and 1997 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) Includes amounts received from participation in certain overriding royalty interest arrangements organized by EEI. Also includes amounts contributed under the Company's 401(K) Retirement Savings Plan. The Company made a profit sharing contribution and matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 50% of the first 6% of a participant's salary reduction. The amounts attributable to the Company's matching contribution vest immediately.
(2) Includes amounts received by Thomas L. Korner from participation in certain overriding royalty interest arrangements organized by EEI of $28,310, $33,031 and $32,264 in 1999, 1998 and 1997, respectively.
(3) Includes amounts received by William A. Siskovic from participation in certain overriding royalty interest arrangements organized by EEI of $20,020, $23,816 and $22,908 in 1999, 1998 and 1997, respectively.

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

                  None of the officers of the Company has an employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                  Everflow Management Limited, LLC is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of Everflow Management Limited, LLC are Thomas L. Korner and William A. Siskovic, both of whom are directors and officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The members and their affiliates currently hold (in addition to Everflow Management Limited, LLC's interest as a general partner of the Company) 1,289,862 Units, representing approximately 21.16% of the outstanding Units.

                  Everflow Management Limited, LLC, as General Partner of the Company, owns a 1.09% general partner's interest in the Company.

                  The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2000 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of Everflow Management Limited, LLC, and (ii) the ownership of EMC.

                  BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                    EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

                                                                                   Percentage
                                                                                   Interest in
                                                                Percentage          Everflow         Percentage
              Name                             Units             of Units          Management        Interest in
             of Holder                      in Company         in Company(1)     Limited, LLC(2)        EMC
---------------------------------           ----------         -------------     ---------------      -------
Robert F. Sykes(3)                           1,056,464           17.33                66.6666          66.6666
Thomas L. Korner                               157,671            2.59                16.6667          16.6667
William A. Siskovic                             75,727            1.24                16.6667          16.6667
All officers and directors as
   a group (3 persons in EMC)                1,289,862           21.16               100.0000         100.0000

------------------------
(1) Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) Everflow Management Limited, LLC (based on Everflow Management Limited, LLC's 1.07% general partner's interest in the Company) or (ii) EMC (based on EMC's 1% managing member's interest in Everflow Management Limited, LLC).
(2) Includes the interest in Everflow Management Limited, LLC owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC's 1% managing member's interest in Everflow Management Limited, LLC.
(3) Includes 732,855 Units held by Sykes Associates, a New York limited partnership comprised of Mr. Sykes and his wife as general partners and four adult children as limited partners, 162,462 Units of the Company held by the Robert F. Sykes Annuity Trust and 161,147 Units held by the Catherine Sykes Annuity Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

                  In the past, certain officers, directors and more than 10% Unitholders of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as unrelated investors. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company's management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors. Frequently, EEI loaned its officers the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at the rate of LIBOR plus 175 basis points per annum. As of December 31, 1999, the aggregate outstanding balance of such indebtedness was approximately $150,267, with Thomas L. Korner and William
A. Siskovic owing $46,753 and $103,514, respectively.

                  Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners.

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)    (1)        Financial Statements
                  --------------------

                  The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                             Page(s)
                                                             -------
Auditors' Report on Audited Financial Statements               F-3
       Balance Sheets                                       F-4 - F-5
       Statements of Income                                    F-6
       Statements of Partners' Equity                          F-7
       Statements of Cash Flows                                F-8
       Notes to Financial Statements                       F-9 - F-24

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

EVERFLOW EASTERN PARTNERS, L.P.

By:      EVERFLOW MANAGEMENT LIMITED, LLC
         General Partner
By:      EVERFLOW MANAGEMENT CORPORATION,
         Managing Member



By:      /s/Robert F. Sykes                             Director                                   March  28 , 2000
         --------------------------------------------                                                    ----
         Robert F. Sykes



By:      /s/Thomas L. Korner                            President and Director                     March  28 , 2000
         --------------------------------------------                                                    ----
         Thomas L. Korner



By:      /s/William A. Siskovic                         Vice President,                            March  28 , 2000
         --------------------------------------------   Secretary-Treasurer                              ----
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
                         Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.
                         and Bank One, Texas, National Association

                                  Exhibit Index
                                  -------------

    Exhibit No.                                 Description
    -----------                                 -----------
        4.11             Amendment to Credit Agreement dated February 23, 1996                            (13)
                         between Everflow Eastern, Inc. and Everflow Eastern
                         Partners, L.P. and Bank One, Texas, National Association

        4.12             Second Amendment to Credit Agreement dated December 30,                          (13)
                         1996 between Everflow Eastern, Inc. and Everflow Partners,
                         L.P. and Bank One, Texas, National Association

        4.13             Loan Modification Agreement dated June 16, 1997 between                          (14)
                         Bank One, N.A., Bank One, Texas, N.A. and Everflow
                         Eastern, Inc. and Everflow Eastern Partners, L.P.

        4.14             Loan Modification Agreement dated May 29, 1998 between                           (15)
                         Bank One, N.A., Successor to Bank One, Texas, N.A., and
                         Everflow Eastern, Inc. and Everflow Eastern Partners L.P.

        4.15             Loan Modification Agreement dated May 25, 1999 between                           (17)
                         Bank One, N.A., and Everflow Eastern, Inc. and Everflow
                         Eastern Partners, L.P.

       10.1              Lease Agreement dated June 30, 1984 by and                                        (1)
                         between Village Green Associates, Inc. and
                         Everflow Eastern, Inc.

       10.2              Gas Purchase Agreement dated September 3, 1991                                    (3)
                         by and between the Registrant and The East Ohio
                         Gas Company

       10.3              Intermediate Term Adjustable Price Gas Purchase                                   (4)
                         Agreement, contract #10342, dated October 9, 1992,
                         between The East Ohio Gas Company and Everflow
                         Eastern Partners, L.P.

       10.4              Quaker State Full Load Crude Oil Purchase Agreement                               (4)
                         Dated January 13, 1993, between Quaker State Oil
                         Refining corporation and Everflow Eastern Partners, L.P.

       10.5              Intermediate Term Adjustable Gas Purchase Agreement,                              (6)
                         Contract #10461, dated March 10, 1994, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

                                  Exhibit Index
                                  -------------

    Exhibit No.                                 Description
    -----------                                 -----------
       10.6              Intermediate Term Adjustable Gas Purchase Agreement,                              (7)
                         Contract #10515, dated August 10, 1994, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.7              Operating facility lease dated October 3, 1995 between                            (9)
                         Everflow Eastern Partners, L.P. and A-1 Storage of
                         Canfield, Ltd.

       10.8              Intermediate Term Adjustable Gas Purchase Agreement,                             (11)
                         Contract #11245, dated May 29, 1996, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.9              Intermediate Term Adjustable Gas Purchase Agreement,                             (11)
                         Contract #11285, dated May 29, 1996, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.10             One Year Term Gas Purchase Agreement dated August 1,                             (12)
                         1996, between Everflow Eastern Partners, L.P. and
                         JDS Energy Corporation

       10.11             One Year Term Gas Purchase Agreement dated January 20,                           (13)
                         1997, between Everflow Eastern Partners, L.P. and
                         JDS Energy Corporation

       10.12             Gas Purchase Agreement, Contract #11467, dated                                   (16)
                         November 1, 1997, between Everflow Eastern Partners, L.P.
                         and CNG Energy Services Corporation.

       10.13             One Year Term Gas Purchase Agreement dated November 1,                           (16)
                         1998, between Everflow Eastern Partners, L.P. and JDS
                         Energy Systems, Inc.

       22.1              Subsidiaries of the Registrant                                                   (10)

       27                Financial Data Schedule

-------------
(1) Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1991.

(3) Incorporated herein by reference to the appropriate exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-19279).
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-19279).
(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1993.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1994.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19279).
(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995.
(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).
(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1996.
(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996.
(13) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19279).
(14) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.
(15) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998.
(16) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-19279).
(17) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1999.