Form 10-Q
period 2000-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2000-05-15
CIK 868082

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM_____________ TO __________.

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Delaware                                   34-1659910
       -----------------------------------                  ------------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

               585 West Main Street
                   P.O. Box 629
                  Canfield, Ohio                                 44406
-------------------------------------------------             ------------
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

         There were 6,095,193 Units of limited partnership interest of the Registrant as of May 12, 2000. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

         Except as otherwise indicated, the information contained in this Report is as of March 31, 2000.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


           DESCRIPTION                                                         PAGE NO.
           -----------                                                         --------


Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                          March 31, 2000 and December 31, 1999                    F-1

                    Consolidated Statements of Income
                          Three Months Ended March 31, 2000 and 1999              F-3

                    Consolidated Statements of Partners' Equity
                          Three Months Ended March 31, 2000 and 1999              F-4

                    Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 2000 and 1999              F-5

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



                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2000 and December 31, 1999
                      ------------------------------------



                                                                        March 31,                  December 31,
                                                                          2000                          1999
                                                                      (Unaudited)                    (Audited)
                                                                     -------------                -------------

           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                                              $   2,154,668                $   2,684,605
   Accounts receivable:
     Production                                                          1,648,048                    2,040,298
     Officers and employees                                                451,993                      526,030
     Joint venture partners                                                265,413                      474,355
   Short-term investments                                                4,052,071                    1,513,273
   Other                                                                    85,760                       88,991
                                                                     -------------                -------------
     Total current assets                                                8,657,953                    7,327,552

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                                                110,897,353                  110,483,039
   Pipeline and support equipment                                          507,472                      507,472
   Corporate and other                                                   1,553,397                    1,545,233
                                                                     -------------                -------------
                                                                       112,958,222                  112,535,744

   Less accumulated depreciation, depletion,
     amortization and write down                                       (66,051,187)                 (64,521,335)
                                                                     -------------                -------------
                                                                        46,907,035                   48,014,409

OTHER ASSETS                                                                80,351                       81,025
                                                                     -------------                -------------

                                                                     $  55,645,339                $  55,422,986
                                                                     =============                =============



            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2000 and December 31, 1999
                      ------------------------------------



                                                                            March 31,               December 31,
                                                                              2000                     1999
                                                                          (Unaudited)                (Audited)
                                                                          -----------               -----------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------


CURRENT LIABILITIES
   Current portion of long-term debt                                      $    55,502               $    54,493
   Accounts payable                                                         1,148,674                 1,202,605
   Accrued expenses                                                           193,388                   189,333
                                                                          -----------               -----------
       Total current liabilities                                            1,397,564                 1,446,431

LONG-TERM DEBT, NET OF CURRENT PORTION                                        623,474                   637,796

DEFERRED INCOME TAXES                                                          50,000                    50,000

COMMITMENTS AND CONTINGENCIES                                                    --                        --

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 6,095,193 Units                              52,990,958                52,708,525

GENERAL PARTNER'S EQUITY                                                      583,343                   580,234
                                                                          -----------               -----------
       Total partners' equity                                              53,574,301                53,288,759
                                                                          -----------               -----------

                                                                          $55,645,339               $55,422,986
                                                                          ===========               ===========





            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 2000 and 1999
                   ------------------------------------------
                                   (Unaudited)

                                                               2000                        1999
                                                            -----------                -----------

REVENUES
   Oil and gas sales                                        $ 4,451,767                $ 4,085,041
   Well management and operating                                132,368                    134,224
   Other                                                            696                        904
                                                            -----------                -----------
                                                              4,584,831                  4,220,169

DIRECT COST OF REVENUES
   Production costs                                             835,202                    592,797
   Well management and operating                                 33,544                     71,188
   Depreciation, depletion and amortization                   1,516,833                  1,485,808
   Abandonment and write down of
     oil and gas properties                                      75,000                     25,000
                                                            -----------                -----------
       Total direct cost of revenues                          2,460,579                  2,174,793

GENERAL AND ADMINISTRATIVE EXPENSE                              341,724                    591,596
                                                            -----------                -----------
       Total cost of revenues                                 2,802,303                  2,766,389
                                                            -----------                -----------

INCOME FROM OPERATIONS                                        1,782,528                  1,453,780

OTHER INCOME (EXPENSE)
   Interest income                                               57,733                     36,317
   Interest expense                                             (14,145)                   (46,469)
                                                            -----------                -----------
                                                                 43,588                    (10,152)
                                                            -----------                -----------

INCOME BEFORE INCOME TAXES                                    1,826,116                  1,443,628

PROVISION FOR INCOME TAXES
   Current                                                         --                         --
   Deferred                                                        --                         --
                                                            -----------                -----------
                                                                   --                         --
                                                            -----------                -----------

NET INCOME                                                  $ 1,826,116                $ 1,443,628
                                                            ===========                ===========

Allocation of Partnership Net Income
     Limited Partners                                         1,806,232                  1,428,104
     General Partner                                             19,884                     15,524
                                                            -----------                -----------
                                                            $ 1,826,116                $ 1,443,628
                                                            ===========                ===========

Net income per unit                                         $       .30                $       .23
                                                            ===========                ===========

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   Three Months Ended March 31, 2000 and 1999
                   ------------------------------------------
                                   (Unaudited)



                                                        2000                            1999
                                                    ------------                    ------------


PARTNERS' EQUITY - JANUARY 1                        $ 53,288,759                    $ 52,171,076

   Net income                                          1,826,116                       1,443,628

   Cash distributions                                 (1,540,574)                       (779,954)
                                                    ------------                    ------------

PARTNERS' EQUITY - MARCH 31                         $ 53,574,301                    $ 52,834,750
                                                    ============                    ============











            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2000 and 1999
                   ------------------------------------------

                                   (Unaudited)

                                                                           2000                      1999
                                                                        -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $ 1,826,116              $ 1,443,628
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                           1,529,852                1,500,920
       Abandonment and write down of
         oil and gas properties                                              75,000                   25,000
       Changes in assets and liabilities:
         Accounts receivable                                                601,192                  495,398
         Short-term investments                                          (2,538,798)                 (29,092)
         Other current assets                                                 3,231                  (33,681)
         Other assets                                                           674                      674
         Accounts payable                                                   (53,931)                (359,586)
         Accrued expenses                                                     4,055                 (347,237)
                                                                        -----------              -----------
           Total adjustments                                               (378,725)               1,252,396
                                                                        -----------              -----------
              Net cash provided by operating activities                   1,447,391                2,696,024

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                              112,269                  212,554
   Advances disbursed to officers and employees                             (38,232)                 (50,433)
   Purchase of property and equipment                                      (497,478)              (1,804,981)
                                                                        -----------              -----------
              Net cash used by investing activities                        (423,441)              (1,642,860)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                         (1,540,574)                (779,954)
   Proceeds from issuance of debt, including
     revolver activity                                                         --                  1,000,000
   Payments on debt, including revolver activity                            (13,313)              (1,106,180)
                                                                        -----------              -----------
              Net cash used by financing activities                      (1,553,887)                (886,134)
                                                                        -----------              -----------

NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS                                                             (529,937)                 167,030

CASH AND EQUIVALENTS AT BEGINNING
   OF YEAR                                                                2,684,605                  294,518
                                                                        -----------              -----------

CASH AND EQUIVALENTS AT END OF
   FIRST QUARTER                                                        $ 2,154,668              $   461,548
                                                                        ===========              ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                           $    13,391              $    35,540
     Income taxes                                                              --                       --






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

                           Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,095,193 and 6,172,537 for the three months ended March 31, 2000 and 1999, respectively.

                  E. New Accounting Standards - In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 1.           Organization and Summary of Significant Accounting Policies
                  (Continued)

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

Note 3.           Credit Facilities and Long-Term Debt

                  In May 1999, the Company entered into an agreement that replaced its prior credit agreement. The agreement provides for a revolving line of credit in the amount of $7,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with the principal due at maturity, May 31, 2001. The Company anticipates renewing the facility every other year to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $7,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $678,976 and $692,289 at March 31, 2000 and December 31, 1999, respectively, and at March 31, 2000 bear interest at fixed (converting in certain subsequent years to variable) rates ranging from 6.51% - 8.41% and a weighted average rate of 7.34%. The notes at March 31, 2000 require aggregate payments of principal and interest of $8,637 per month.

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

                                   (CONTINUED)

Note 4.           Partners' Equity (Continued)

                  more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1999 calculation, is $6.11 per Unit, net of the distributions ($.625 per Unit in total) made in January and April 2000.

                  Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:


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

Note 5.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in April 2000 of $.375 per Unit to Unitholders of record on March 31, 2000. The distribution amounted to approximately $2,310,000.

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

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at March 31, 2000 and December 31, 1999:

                                                       March 31, 2000             December 31, 1999
                                                   --------------------          --------------------

         (Amounts in Thousands)                    Amount          %              Amount          %
                                                   ------         ---             ------         ---

Working capital                                    $ 7,260           13%         $ 5,881            11%
Property and equipment (net)                        46,907           87           48,015            89
Other                                                   80           --               81            --
                                                   -------      -------          -------       -------
    Total                                          $54,247          100%         $53,977           100%
                                                   =======      =======          =======       =======

Long-term debt                                     $   623            1%             638             1%
Deferred income taxes                                   50           --               50            --
Partners' equity                                    53,574           99           53,289            99
                                                   -------      -------          -------       -------
    Total                                          $54,247          100%         $53,977           100%
                                                   =======      =======          =======       =======

         Working capital surplus of $7.3 million as of March 31, 2000 represented an increase of $1.4 million from December 31, 1999 due primarily to an increase in short-term investments. The increase was partially offset by a reduction in accounts receivable.

         In May 1999, the Company modified its revolving credit facility. The facility provides for a revolving line of credit in the amount of $7.0 million, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 175 basis points with principal due at maturity, May 31, 2001. The Company anticipates renewing the facility every other year to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Management of the Company believes this revolving credit facility is sufficient to allow the Company to continue to fund the development of oil and gas properties, repurchase Units pursuant to the Repurchase Right and make quarterly Cash Distributions.

         The Company's cash flow from operations before the change in working capital increased $461 thousand, or 16%, during the three months ended March 31, 2000 as compared to the same period in 1999. Changes in working capital other than cash and cash equivalents decreased cash by $2.0 million during the three months ended March 31, 2000. The increase in short-term investments of $2.5 million at March 31, 2000 compared to

December 31, 1999 is primarily the result of higher investments in marketable corporate debt securities at March 31, 2000.

         Cash flows provided by operating activities was $1.4 million for the three months ended March 31, 2000. Cash was primarily used to purchase property and equipment and pay a quarterly distribution.

         Borrowings for operations may be required during the summer months due to the seasonal nature of the gas purchase agreements with The East Ohio Gas Company entered into beginning in 1991. Seasonal price reductions and production restrictions during the summer months reduce operating revenues and consequently cash flows from operations during such periods.

         In the fall of 1999, the Company received a decrease in the price received for natural gas pursuant to the pricing adjustments contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company. The Company anticipates these pricing adjustments should decrease cash flow from gas production during 2000, assuming similar production levels. Recent oil prices have increased and will increase the Company's cash flows from oil production should pricing remain at such levels.

         Management of the Company has explored the possible sale of the Company. Although management may, from time to time, continue to engage in discussions concerning a potential sale, management does not intend to pursue actively a sale of the Company at the present time. Management will continue to evaluate this and other alternatives in attempting to maximize Unitholder value.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2000 and 1999. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                     Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                2000              1999
                                                                ----              ----

         Revenues:
              Oil and gas sales                                   97%              97%
              Well management and operating                        3                3
                                                               -----             ----
                  Total Revenues                                 100              100
         Expenses:
              Production costs                                    18               14
              Well management and operating                        1                2
              Depreciation, depletion and amortization            33               35
              Abandonment and write down of
                  oil and gas properties                           2                1
              General and administrative                           7               14
              Other                                               (1)               -
                                                                ----             ----
                  Total Expenses                                  60               66
                                                               -----             ----
         Net income                                               40%              34%
                                                               =====             ====

         Revenues for the three months ended March 31, 2000 increased $365 thousand, or 9%, compared to the same period in 1999. This increase was due to an increase in oil and gas sales during the first three months of 2000, as compared to the same period in 1999.

         Oil and gas sales increased $367 thousand, or 9%, during the three months ended March 31, 2000 compared to the same period in 1999. Higher gas production volumes and oil prices during the first quarter of 2000 were responsible for this increase compared to this same period in 1999.

         Production costs increased $242 thousand, or 41%, during the three months ended March 31, 2000 compared to the same period in 1999. Additional producing properties, production volumes and increased costs were responsible for this increase between 1999 and 2000.

         Well management and operating costs decreased $38 thousand, or 53%, during the three months ended March 31, 2000 compared to the same period in 1999. Purchased oil and gas property interests from investors in Company operated properties was primarily responsible for this decrease in 2000.

         Depreciation, depletion and amortization increased $31 thousand, or 2%, during the three months ended March 31, 2000 compared to the same period in 1999. The increase in depreciation, depletion and amortization is the result of increased production from producing oil and gas properties.

         General and administrative expenses decreased $250 thousand, or 42%, during the first quarter of 2000 compared to the first quarter of 1999. The primary reason for this decrease is due to reduced personnel costs resulting from the Company's decision to decrease its level of activity in the development of oil and gas properties. This decrease was also the result of higher professional fees and associated costs involved with exploring the possible sale of the Company during the first quarter of 1999.

         The Company reported net income of $1.8 million, an increase of $382 thousand, or 26%, during the three months ended March 31, 2000 compared to the same period in 1999. The increase in oil and gas sales was primarily responsible for this increase in net income. Although production costs increased significantly, lower general and administrative expense more than offset the increase. Net income represented 40% and 34% of total revenue during the three months ended March 31, 2000 and 1999, respectively.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statement include price adjustments pursuant to the Company's Intermediate Term Adjustable Price Gas Purchase Agreements with The East Ohio Gas Company, price fluctuations in the natural gas and crude oil markets in the Appalachian Basin, the weather in the Northeast Ohio area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate economically productive oil and gas prospects for development by the Company.




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

                               EVERFLOW EASTERN PARTNERS, L.P.

                               By:  EVERFLOW MANAGEMENT LIMITED, LLC
                                    General Partner

                               By:  EVERFLOW MANAGEMENT CORPORATION
                                    Managing Member


May 12, 2000                   By:  /s/William A. Siskovic
                                  ------------------------
                                    William A. Siskovic
                                    Vice President and Principal Financial and
                                    Accounting Officer
                                    (Duly Authorized Officer)