Form 10-Q
period 2000-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2000-08-11
CIK 868082

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO _________

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                            34-1659910
       -----------------------------------           ----------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

                 585 West Main Street
                    P.O. Box 629
                    Canfield, Ohio                         44406
       ----------------------------------------         ------------
       (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code: (330)533-2692

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         There were 5,888,662 Units of limited partnership interest of the Registrant as of August 11, 2000. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

         Except as otherwise indicated, the information contained in this Report is as of June 30, 2000.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX

                 DESCRIPTION                                                                         PAGE NO.
                 -----------                                                                         --------
Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 June 30, 2000 and December 31, 1999                                     F-1

                           Consolidated Statements of Income
                                 Three and Six Months Ended June 30, 2000 and 1999                       F-3

                           Consolidated Statements of Partners' Equity
                                 Six Months Ended June 30, 2000 and 1999                                 F-4

                           Consolidated Statements of Cash Flows
                                 Six Months Ended June 30, 2000 and 1999                                 F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2000 and December 31, 1999
                       -----------------------------------



                                                                             June 30,              December 31,
                                                                               2000                    1999
                                                                            (Unaudited)              (Audited)
                                                                            -----------              ---------
           ASSETS

CURRENT ASSETS
   Cash and equivalents                                                     $    556,923            $  2,684,605
   Accounts receivable:
     Production                                                                1,080,302               2,040,298
     Officers and employees                                                      404,081                 526,030
     Joint venture partners                                                      197,551                 474,355
   Short-term investments                                                      5,616,392               1,513,273
   Other                                                                         113,002                  88,991
                                                                            ------------            ------------
     Total current assets                                                      7,968,251               7,327,552

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                                                      111,344,553             110,483,039
   Pipeline and support equipment                                                507,472                 507,472
   Corporate and other                                                         1,594,652               1,545,233
                                                                            ------------            ------------
                                                                             113,446,677             112,535,744

   Less accumulated depreciation, depletion,
     amortization and write down                                             (67,044,476)            (64,521,335)
                                                                            ------------            ------------
                                                                              46,402,201              48,014,409

OTHER ASSETS                                                                      29,676                  81,025
                                                                            ------------            ------------
                                                                            $ 54,400,128            $ 55,422,986
                                                                            ============            ============

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2000 and December 31, 1999
                       -----------------------------------



                                                                             June 30,                December 31,
                                                                               2000                    1999
                                                                            (Unaudited)              (Audited)
                                                                            -----------              ---------
LIABILITIES AND PARTNERS' EQUITY
--------------------------------


CURRENT LIABILITIES
   Current portion of long-term debt                                         $    46,696             $    54,493
   Accounts payable                                                            2,137,208               1,202,605
   Accrued expenses                                                               74,343                 189,333
                                                                             -----------             -----------
       Total current liabilities                                               2,258,247               1,446,431

LONG-TERM DEBT, NET OF CURRENT PORTION                                           615,563                 637,796

DEFERRED INCOME TAXES                                                             50,000                  50,000

COMMITMENTS AND CONTINGENCIES                                                         -                       -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - and 5,888,662
       6,095,193 Units, respectively                                          50,896,382              52,708,525

GENERAL PARTNER'S EQUITY                                                         579,936                 580,234
                                                                             -----------             -----------
       Total partners' equity                                                 51,476,318              53,288,759
                                                                             -----------             -----------
                                                                             $54,400,128             $55,422,986
                                                                             ===========             ===========


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 2000 and 1999
                -------------------------------------------------
                                   (Unaudited)


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                             -------------------------------        ----------------------------
                                                    2000              1999             2000              1999
                                                    ----              ----             ----              ----
REVENUES
   Oil and gas sales                         $     3,217,287   $    2,603,248       $ 7,669,054   $    6,688,289
   Well management and operating                     110,036          110,300           242,404          244,524
   Other                                                 930            1,091             1,626            1,995
                                             ---------------   --------------       -----------   --------------
                                                   3,328,253        2,714,639         7,913,084        6,934,808
DIRECT COST OF REVENUES
   Production costs                                  525,686          467,096         1,360,888        1,059,893
   Well management and operating                      25,071           74,950            58,615          146,138
   Depreciation, depletion and amortization          980,269          915,416         2,497,102        2,401,224
   Abandonment and write down of
     oil and gas properties                           75,000           25,000           150,000           50,000
                                             ---------------   --------------       -----------   --------------
       Total direct cost of revenues               1,606,026        1,482,462         4,066,605        3,657,255

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           318,431          420,667           660,155        1,012,263
                                             ---------------   --------------       -----------   --------------
       Total cost of revenues                      1,924,457        1,903,129         4,726,760        4,669,518
                                             ---------------   --------------       -----------   --------------

INCOME FROM OPERATIONS                             1,403,796          811,510         3,186,324        2,265,290

OTHER INCOME (EXPENSE)
   Interest income                                    78,299           21,226           136,032           57,543
   Interest expense                              (     7,315)     (    26,105)      (    21,460)     (    72,574)
   Gain on sale of property and equipment                 -             8,994                -             8,994
                                             ---------------   --------------       -----------   --------------
                                                      70,984            4,115           114,572      (     6,037)
                                             ---------------   --------------       -----------   --------------

INCOME BEFORE INCOME TAXES                         1,474,780          815,625         3,300,896        2,259,253

PROVISION FOR INCOME TAXES
   Current                                                -                -                 -                -
   Deferred                                               -                -                 -                -
                                             ---------------   --------------       -----------   --------------
                                                          -                -                 -                -
                                             ---------------   --------------       -----------   --------------
NET INCOME                                   $     1,474,780   $      815,625    $    3,300,896   $    2,259,253
                                             ===============   ==============       ===========   ==============

Allocation of Partnership Net Income
   Limited Partners                          $     1,458,722   $      806,854    $    3,264,954   $    2,234,958
   General Partner                                    16,058            8,771            35,942           24,295
                                             ---------------   --------------       -----------   --------------
                                             $     1,474,780   $      815,625    $    3,300,896   $    2,259,253
                                             ===============   ==============       ===========   ==============
Earnings per unit                                    $   .24           $  .13           $   .54           $  .36
                                             ===============   ==============       ===========   ==============

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                     Six Months Ended June 30, 2000 and 1999
                     ---------------------------------------
                                   (Unaudited)



                                                    2000                    1999
                                                    ----                    ----

PARTNERS' EQUITY - JANUARY 1                  $    53,288,759       $      52,171,076

   Net income                                       3,300,896               2,259,253

   Cash distributions                           (   3,851,433)          (   2,339,863)

   Repurchase Right - Units tendered            (   1,261,904)          (     447,822)
                                                -------------           -------------
PARTNERS' EQUITY - JUNE 30                    $    51,476,318       $      51,642,644
                                              ===============       =================


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2000 and 1999
                    ---------------------------------------
                                   (Unaudited)

                                                                               2000                    1999
                                                                               ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $         3,300,896      $        2,259,253
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                2,523,141               2,431,450
       Abandonment and write down of
         oil and gas properties                                                  150,000                  50,000
       (Gain) loss on sale of property and equipment                                  -           (        8,994)
       Changes in assets and liabilities:
         Accounts receivable                                                   1,236,800               1,234,923
         Short-term investments                                           (    4,103,119)              2,221,056
         Other current assets                                             (       24,011)         (       30,038)
         Other assets                                                             51,349          (       18,652)
         Accounts payable                                                 (      327,301)         (      697,104)
         Accrued expenses                                                 (      114,990)         (      295,350)
                                                                          --------------          --------------
           Total adjustments                                              (      608,131)              4,887,291
                                                                          --------------          --------------
              Net cash provided by operating activities                        2,692,765               7,146,544

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                                   204,043                 463,851
   Advances disbursed to officers and employees                           (       82,094)         (       51,620)
   Purchase of property and equipment                                     (    1,060,933)         (    2,179,684)
   Proceeds on sale of property and equipment                                         -                   25,000
                                                                          --------------          --------------
              Net cash used by investing activities                       (      938,984)         (    1,742,453)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                          (    3,851,433)         (    2,339,863)
   Proceeds from issuance of debt, including
     revolver activity                                                                 -               2,000,000
   Payments on debt, including revolver activity                          (       30,030)         (    3,717,488)
                                                                          --------------          --------------
              Net cash used by financing activities                       (    3,881,463)         (    4,057,351)
                                                                          --------------          --------------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                             (    2,127,682)              1,346,740
                                                                          --------------          --------------
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                                      2,684,605                 294,158
                                                                          --------------          --------------
CASH AND EQUIVALENTS AT END OF
  SECOND QUARTER                                                       $         556,923       $       1,641,258
                                                                          ==============          ==============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:

     Interest                                                          $          21,266       $          83,065
     Income taxes                                                                      -                       -


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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 6,095,193 for the three and six months ended June 30, 2000 and 6,172,537 for the three and six months ended June 30, 1999.

                  E. New Accounting Standards - In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 1.           Organization and Summary of Significant Accounting Policies
                  (Continued)

                  E.       New Accounting Standards (Continued)

                           SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adoption of the standard is expected to have no material effect on the Company's financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's views and provides guidance on applying generally accepted accounting principles to revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not determined the effects, if any, the SAB may have on its financial statements.

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

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $662,259 and $692,289 at June 30, 2000 and December 31, 1999, respectively, and at June 30, 2000 bear interest at fixed (converting in certain subsequent years to variable) rates ranging from 6.51% - 8.41% and a weighted average rate of 7.34%. The notes at June 30, 2000 require aggregate payments of principal and interest of $8,637 per month.

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

                  Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity,the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 1999 calculation, is $6.11 per Unit, net of the distributions ($.625 per Unit in total) made in January and April 2000.

                  Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

                             Calculated                                                               Units
                             Price for                     Less                         # of       Out-standing
                             Repurchase   Premium        Interim          Net          Units        Following
                    Year        Right     Offered     Distributions   Price Paid    Repurchased     Repurchase
                    ----     ----------   -------     -------------   ----------    -----------    ------------
                    1996        $4.48       $.27           $.250         $4.500         53,103       6,379,941
                    1997        $5.46       $ -            $.250         $5.210        172,290       6,207,651
                    1998        $5.24       $ -            $.250         $4.990         35,114       6,172,537
                    1999        $6.16       $ -            $.375         $5.790         77,344       6,095,193
                    2000        $6.73       $ -            $.625         $6.110        206,531       5,888,662

Note 5.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in July 2000 of $.375 per Unit to Unitholders of record on June 30, 2000. The distribution amounted to approximately $2,233,000.

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

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at June 30, 2000 and December 31, 1999:


                                                          June 30, 2000           December 31, 1999
                                                     ---------------------      --------------------
         (Amounts in Thousands)                         Amount          %         Amount          %
                                                        ------         ---        ------         ---

         Working capital                             $     5,710       11%      $    5,881       11%
         Property and equipment (net)                     46,402       89           48,015       89
         Other                                                30        -               81        -
                                                          ------      ---           ------      ---
             Total                                   $    52,142      100%      $   53,977      100%
                                                          ======      ===           ======      ===

         Long-term debt                              $       616        1%             638        1%
         Deferred income taxes                                50        -               50        -
         Partners' equity                                 51,476       99           53,289       99
                                                          ------      ---           ------      ---
              Total                                  $    52,142      100%      $   53,977      100%
                                                          ======      ===           ======      ===

         Working capital surplus of $5.7 million as of June 30, 2000 represented a decrease of approximately $171 thousand from December 31, 1999. The decrease was the result of decreases in cash and equivalents, accounts receivable and an increase in accounts payable. The decrease was offset by an increase in short-term investments.

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

         The Company's cash flow from operations before the change in working capital increased $1.2 million, or 26%, during the six months ended June 30, 2000 as compared to the same period in 1999. Changes in working capital other than cash and equivalents decreased cash by $3.3 million during the six months ended June 30, 2000. The increase in short-term investments of $4.1 million at June 30, 2000 compared to December 31, 1999 is primarily the result of higher investments in marketable corporate debt securities at June 30, 2000.

         Cash flows provided by operating activities was $2.7 million for the six months ended June 30, 2000. Cash was used to purchase property and equipment, pay quarterly distributions and reduce debt.

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

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2000 and 1999. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:


                                                                   Three Months           Six Months
                                                                  Ended June 30,        Ended June 30,
                                                                  --------------        --------------
                                                                   2000    1999         2000     1999
                                                                   ----    ----         ----     ----
         Revenues:
              Oil and gas sales                                    97%        96%       97%        96%
              Well management and operating                         3          4         3          4
                                                                  ----       ----      ----       ----
                  Total Revenues                                  100%       100%      100%       100%
         Expenses:
              Production costs                                     16%        17%       17%        15%
              Well management and operating                         1          3         1          2
              Depreciation, depletion and amortization             29         34        31         35
              Abandonment and write down of
                  Oil and gas properties                            2          1         2          1
              General and administrative                           10         15         8         14
              Other                                              (  2)        -        ( 1)        -
              Income taxes                                         -          -         -           -
                                                                  ----       ----      ----       ----
                  Total Expenses                                   56         70        58         67
                                                                  ====       ====      ====       ====
         Net income                                                44%        30%       42%        33%
                                                                  ====       ====      ====       ====

         Revenues for the three and six months ended June 30, 2000 increased $614 thousand and $978 thousand, respectively, compared to the same periods in 1999. This increase was due primarily to an increase in oil and gas sales during the three and six months ended June 30, 2000 compared to the same periods in 1999.

         Oil and gas sales increased $614 thousand, or 24%, during the three months ended June 30, 2000 compared to the same period in 1999. Oil and gas sales increased $981 thousand, or 15%, during the six months ended June 30, 2000 compared to the same six month period in 1999. These increases are the result of higher production volumes and oil prices during the three and six months ended June 30, 2000 compared to the same periods in 1999.

         Production costs increased $59 thousand, or 13%, during the three months ended June 30, 2000 and increased $301 thousand, or 28%, during the six months ended June 30, 2000 compared to the same periods in 1999. These increases are the result of increased production volumes during the three and six months ended June 30, 2000 compated to the same periods in 1999.

         Depreciation, depletion and amortization expenses increased $65 thousand, or 7%, and $96 thousand, or 4%, during the three and six months ended June 30, 2000 compared with the same periods in 1999. These increases are the result of increased production levels during 2000.

         General and administrative expenses decreased $102 thousand, or 24%, and $352 thousand, or 35%, during the three and six months ended June 30, 2000 compared with the same periods in 1999. The primary reason for this decrease is due to reduced personnel costs resulting from the Company's decision to decrease its level of activity in the development of oil and gas properties.

         Net other income showed an increase of $67 thousand and $120 thousand during the three and six months ended June 30, 2000 compared to the same periods in 1999. An increase in interest income and decrease in interest expense as a result of increased cash levels and reduced debt levels was primarily responsible for these increases.

         The Company reported net income of $1,475 thousand, an increase of $659 thousand, or 81%, during the three months ended June 30, 2000 compared to the same period in 1999. The Company reported net income of $3,301 thousand, an increase of $1,042 thousand, or 46%, during the six months ended June 30, 2000 compared to the same period in 1999.

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

                           Part II. Other Information

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b) On July 7, 2000, the Registrant filed a current report on Form 8-K

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

                                    EVERFLOW EASTERN PARTNERS, L.P.


                                    By:  EVERFLOW MANAGEMENT LIMITED, LLC,
                                         General Partner

                                    By:  EVERFLOW MANAGEMENT CORPORATION
                                         Managing Member

                                    By:  /s/William A. Siskovic
                                        ----------------------------------------
August 11, 2000                         William A. Siskovic
                                        Vice President and Principal Accounting
                                        Officer (Duly Authorized Officer)