Form 10-Q
period 2000-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2000-11-13
CIK 868082

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

         There were 5,888,662 Units of limited partnership interest of the Registrant as of November 13, 2000. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

         Except as otherwise indicated, the information contained in this Report is as of September 30, 2000.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                DESCRIPTION                                                                     PAGE NO.
                -----------                                                                     --------

Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 September 30, 2000 and December 31, 1999                         F-1

                           Consolidated Statements of Income
                                 Three and Nine Months Ended
                                      September 30, 2000 and 1999                                 F-3

                           Consolidated Statements of Partners' Equity
                                 Nine Months Ended September 30, 2000 and 1999                    F-4

                           Consolidated Statements of Cash Flows
                                 Nine Months Ended September 30, 2000 and 1999                    F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                September 30,     December 31,
                                                    2000              1999
                                                 (Unaudited)       (Audited)
                                                  ---------         -------

           ASSETS

CURRENT ASSETS
   Cash and equivalents                        $  1,501,744   $  2,684,605
   Accounts receivable:
     Production                                     810,394      2,040,298
     Officers and employees                         374,286        526,030
     Joint venture partners                         131,638        474,355
   Short-term investments                         3,573,217      1,513,273
   Other                                            110,325         88,991
                                               ------------   ------------
     Total current assets                         6,501,604      7,327,552

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                         111,667,599    110,483,039
   Pipeline and support equipment                   507,472        507,472
   Corporate and other                            1,615,258      1,545,233
                                               ------------   ------------
                                                113,790,329    112,535,744

   Less accumulated depreciation,
     depletion, amortization and
     write down                                 (68,130,243)   (64,521,335)
                                               ------------   ------------
                                                 45,660,086     48,014,409

OTHER ASSETS                                         29,007         81,025
                                               ------------   ------------

                                               $ 52,190,697   $ 55,422,986
                                               ============   ============




            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                             September 30,    December 31,
                                                 2000             1999
                                              (Unaudited)      (Audited)
                                               ---------        -------

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt          $    53,548   $    54,493
   Accounts payable                               802,253     1,202,605
   Accrued expenses                               146,316       189,333
                                              -----------   -----------
       Total current liabilities                1,002,117     1,446,431

LONG-TERM DEBT, NET OF CURRENT PORTION            594,267       637,796

DEFERRED INCOME TAXES                              50,000        50,000

COMMITMENTS AND CONTINGENCIES                          --            --

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 5,888,662 and
       6,095,193 Units, respectively           49,974,877    52,708,525

GENERAL PARTNER'S EQUITY                          569,436       580,234
                                              -----------   -----------
       Total partners' equity                  50,544,313    53,288,759
                                              -----------   -----------

                                              $52,190,697   $55,422,986
                                              ===========   ===========



            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                      Three Months Ended                  Nine Months Ended
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                 ----------------------------       ----------------------------
                                                    2000              1999             2000              1999
                                                    ----              ----             ----              ----
REVENUES
   Oil and gas sales                         $     3,225,986   $    2,509,170    $   10,895,040        9,197,459
   Well management and operating                      87,383           95,567           329,787          340,091
   Other                                                 382              795             2,008            2,790
                                                 -----------      -----------       -----------      -----------
                                                   3,313,751        2,605,532        11,226,835        9,540,340

DIRECT COST OF REVENUES
   Production costs                                  583,788          416,085         1,944,676        1,475,978
   Well management and operating                      21,753           47,988            80,368          194,126
   Depreciation, depletion and amortization        1,072,146          891,659         3,569,248        3,292,883
   Abandonment and write down
      of oil and gas properties                      100,000           50,000           250,000          100,000
                                                 -----------      -----------       -----------      ------------
       Total direct cost of revenues               1,777,687        1,405,732         5,844,292        5,062,987

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           295,058          308,238           955,213        1,320,501
                                                 -----------      -----------       -----------      -----------
       Total cost of revenues                      2,072,745        1,713,970         6,799,505        6,383,488
                                                 -----------      -----------       -----------      -----------

INCOME FROM OPERATIONS                             1,241,006          891,562         4,427,330        3,156,852

OTHER INCOME (EXPENSE)
   Interest income                                    72,484           17,091           208,516           74,634
   Interest expense                                  (12,085)         (10,058)          (33,545)         (82,632)
   Gain (loss) on sale of property
     and equipment                                        -                -                 -             8,994
                                                 -----------      -----------       -----------      -----------

                                                      60,399            7,033           174,971              996
                                                 -----------      -----------       -----------      -----------

INCOME BEFORE INCOME TAXES                         1,301,405          898,595         4,602,301        3,157,848

PROVISION FOR INCOME TAXES
   Current                                                -                -                 -                -
   Deferred                                               -                -                 -                -
                                                 -----------      -----------       -----------      -----------
                                                          -                -                 -                -
                                                 -----------      -----------       -----------      -----------

NET INCOME                                   $     1,301,405    $     898,595    $    4,602,301   $    3,157,848
                                                 ===========      ===========       ===========      ===========

Allocation of Partnership Net Income
   Limited Partners                          $    1,286,738   $      888,809    $    4,551,599    $    3,123,754
   General Partner                                   14,667            9,786            50,702            34,094
                                                 ----------      -----------       -----------      -----------
                                             $    1,301,405   $      898,595    $    4,602,301    $    3,157,848
                                                 ==========      ===========       ===========      ===========

Net Income per unit                                 $   .22           $  .15           $   .76           $  .51
                                                     ======            =====            ======            =====


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                            2000            1999
                                            ----            ----

EQUITY - JANUARY 1                     $ 53,288,759    $ 52,171,076

   Net income                             4,602,301       3,157,848

   Cash distributions                    (6,084,843)     (3,110,149)

   Repurchase Right - Units tendered     (1,261,904)       (447,822)
                                        -----------      ----------

EQUITY - SEPTEMBER 30                  $ 50,544,313    $ 51,770,953
                                        ===========     ===========




           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)



                                                                  2000           1999
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $ 4,602,301    $ 3,157,848
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                 3,608,908      3,338,220
       Abandonment and write down of oil and gas properties       250,000        100,000
       (Gain) loss on sale of property and equipment                 --           (8,994)
       Changes in assets and liabilities:
         Accounts receivable                                    1,572,621      2,066,245
         Short-term investments                                (2,059,944)     2,221,056
         Other current assets                                     (21,334)        (7,382)
         Other assets                                              52,018        (37,978)
         Accounts payable                                        (400,352)      (716,265)
         Accrued expenses                                         (43,017)      (246,708)
                                                              -----------    -----------
           Total adjustments                                    2,958,900      6,708,196
                                                              -----------    -----------
              Net cash provided by operating activities         7,561,201      9,866,044

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                    263,275        299,317
   Advances disbursed to officers and employees                  (111,531)       (66,351)
   Purchase of property and equipment                          (1,504,585)    (2,698,553)
   Proceeds on sale of property and equipment                        --           25,000
                                                              -----------    -----------
              Net cash used by investing activities            (1,352,841)    (2,440,587)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of Units                                         (1,261,904)      (447,822)
   Distributions                                               (6,084,843)    (3,110,149)
   Proceeds from issuance of debt, including
     revolver activity                                               --        2,000,000
   Payments on debt, including revolver activity                  (44,474)    (3,725,295)
                                                              -----------    -----------
              Net cash used by financing activities            (7,391,221)    (5,283,266)
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                  (1,182,861)     2,142,191

CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                       2,684,605        294,518
                                                              -----------    -----------
CASH AND EQUIVALENTS AT END OF
  THIRD QUARTER                                               $ 1,501,744    $ 2,436,709
                                                              ===========    ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                 $    31,460    $    93,521
     Income taxes                                                    --             --



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

               Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations were 5,888,662 and 6,026,349 for the three and nine months ended September 30, 2000 and 6,095,193 and 6,146,756 for the three and nine months ended September 30, 1999, respectively.

          E. New Accounting Standards - In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 1.   Organization and Summary of Significant Accounting Policies
          (Continued)

          E.   New Accounting Standards (Continued)

               SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adoption of the standard is expected to have no material effect on the Company's financial statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the staff's views and provides guidance on applying generally accepted accounting principles to revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not determined the effects, if any, the SAB may have on its financial statements.

Note 2.   Short-Term Investments

          Short-term investments consist of marketable corporate debt securities which are classified as trading. The fair values of the investments approximate cost.

Note 3.   Credit Facilities and Long-Term Debt

          In September 2000, the Company entered into an agreement that modified the prior credit agreements. The credit agreement provides for a revolving line of credit in the amount of $4,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with the principal due at maturity, May 31, 2002. The previous credit agreement provided for a revolving line of credit in the amount of $7,000,000 and interest at LIBOR plus 175 basis points. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following:
          (i) loan balance not to exceed the borrowing base of $4,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions

                        EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 3.   Credit Facilities and Long-Term Debt (Continued)

          on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

          The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $647,815 and $692,289 at September 30, 2000 and December 31, 1999, respectively, and at September 30, 2000 bear interest at fixed (converting in certain subsequent years to variable) rates ranging from 6.51% - 8.65% and a weighted average rate of 7.27%. The notes at September 30, 2000 require aggregate payments of principal and interest of $8,647 per month.

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

          Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:


                   Calculated                                                               Units
                   Price for                     Less                         # of       Out-standing
                   Repurchase   Premium        Interim          Net          Units        Following
          Year       Right      Offered     Distributions   Price Paid    Repurchased     Repurchase
          ----    -----------   -------     -------------   ----------    -----------    ------------
          1996        $4.48       $.27           $.250         $4.500         53,103       6,379,941
          1997        $5.46       $ -            $.250         $5.210        172,290       6,207,651
          1998        $5.24       $ -            $.250         $4.990         35,114       6,172,537
          1999        $6.16       $ -            $.375         $5.790         77,344       6,095,193
          2000        $6.73       $ -            $.625         $6.110        206,531       5,888,662

Note 5.   Commitments and Contingencies

          Everflow paid a quarterly dividend in October 2000 of $.25 per Unit to Unitholders of record on September 30, 2000. The distribution amounted to approximately $1,489,000.

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

Note 6.   Business Segments and Major Customers

          The Company has an Intermediate Term Adjustable Price Gas Purchase Agreement (the "East Ohio Contract") with The East Ohio Gas Company ("East Ohio"). Pursuant to Article V of the East Ohio Contract, the new adjusted base price will increase by $1.48 per MCF per contract beginning with the November 2000 production period. A significant portion of the Company's natural gas production falls under the East Ohio Contract.

                          Part I: Financial Information



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at September 30, 2000 and December 31, 1999:


                                                       SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                       ------------------        -----------------
         (Amounts in Thousands)                         AMOUNT          %         AMOUNT         %
                                                        ------          -         ------         -
         Working capital                             $     5,499       11%      $    5,881       11%
         Property and equipment (net)                     45,660       89           48,015       89
         Other                                                29        -               81        -
                                                          ------      ---           ------      ---
             Total                                   $    51,188      100%      $   53,977      100%
                                                          ======      ===           ======      ===

         Long-term debt                              $       594        1%             638        1%
         Deferred income taxes                                50        -               50        -
         Partners' equity                                 50,544       99           53,289       99
                                                          ------      ---           ------      ---
              Total                                  $    51,188      100%      $   53,977      100%
                                                          ======      ===           ======      ===


         Working capital of $5,499 thousand as of September 30, 2000 represented a decrease of $382 thousand from December 31, 1999. The primary reasons for this decrease in working capital were due to the Company's accounts receivable and accounts payable being substantially lower at September 30, 2000 versus December 31, 1999. In addition, cash and equivalents were also lower and short-term investments were substantially higher at September 30, 2000 compared to December 31, 1999. Seasonal gas production and reduced development activities are responsible for the decrease in the Company's production receivable.

         In September 2000, the Company entered into an agreement that modified prior credit agreements. The new agreement provides for a revolving line of credit in the amount of $4,000,000. Management of the Company believes this lower line of credit, which allowed the Company to secure an interest rate reduction, is sufficient to meet the Company's funding requirements. Management of the Company believes it can maintain the current level of bank debt until such time as additional borrowings are required to fund the development and/or purchase of oil and gas properties. The Company used cash on hand to fund the payment of a quarterly distribution in October 2000.

         The Company's cash flow from operations before the change in working capital increased $1,874 thousand, or 28%, during the nine months ended September 30, 2000 as compared to the same period in 1999. Abandonments and write down of oil and gas properties increased $150 thousand during the nine months ended September 30, 2000 compared to the same period in 1999. Changes in working capital other than cash and equivalents decreased cash by $900 thousand and increased cash by $3,279 thousand during the nine months ended September 30, 2000 and 1999, respectively. The reductions in accounts receivable of $1,573 thousand and $2,066 thousand at September 30, 2000 and 1999, respectively, compared to December 31, 1999 and 1998 are primarily the result of lower production revenues receivable. Short-term investments increased $2,060 thousand during the nine months ended September 30, 2000. Accounts payable decreased $400 thousand and $716 thousand during the nine months ended September 30, 2000 and 1999, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements.

         Cash flows provided by operating activities was 7,561 thousand for the nine months ended September 30, 2000. Cash was used to purchase property and equipment, repurchase Units, pay quarterly distributions and reduce debt.

         Management of the Company believes the existing revolving credit facility of $4,000,000 should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

         The Company has a gas purchase agreement with The East Ohio Gas Company. Pursuant to this agreement, the Company will receive an increase in the price received for natural gas production in the amount of $1.48 per MCF beginning in November 2000. A significant portion of the Company's natural gas production is subject to this agreement. As a result, Management expects an increase in natural gas sales for the remainder of 2000 and most of 2001, although no assurance can be given. The impact on the Company cannot fully be measured until actual production volumes are determined.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2000 and 1999. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:


                                                                 Three Months             Nine Months
                                                              ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                             --------------------    ---------------------
                                                                2000       1999         2000     1999
                                                                ----       ----         ----     ----
         Revenues:

              Oil and gas sales                                    97%        96%       97%        96%
              Well management and operating                         3          4         3          4
              Other                                                 -          -         -          -
                                                                 ----       ----       ---        ---
                  Total Revenues                                  100        100       100        100
         Expenses:
              Production costs                                     18         16        17         15
              Well management and operating                         1          2         1          2
              Depreciation, depletion and amortization             32         34        32         35
              Abandonment and write down
                of oil and gas properties                           3          2         2          1
              General and administrative                            9         12         9         14
              Other                                                (2)         -        (2)         -
              Income taxes                                          -          -         -          -
                                                                 ----        ---       ---         --
                  Total Expenses                                   61         66        59         67
                                                                 ====       ====       ===        ===

         Net Income                                                39%        34%       41%        33%
                                                                 ====       ====       ===        ===

         Revenues for the three and nine months ended September 30, 2000 increased $708 thousand and $1,686 thousand, respectively, compared to the same periods in 1999. These increases were due primarily to increases in oil and gas sales during the three and nine months ended September 30, 2000 compared to the same periods in 1999.

         Oil and gas sales increased $717 thousand, or 29%, during the three months ended September 30, 2000 compared to the same period in 1999. Oil and gas sales increased $1,698 thousand, or 18%, during the nine months ended September 30, 2000 compared to the same nine-month period in 1999. These increases are primarily the result of increased production and higher oil prices during 2000.

         Production costs increased $168 thousand, or 40%, during the three months ended September 30, 2000 compared to the same period in 1999. Production costs increased $469 thousand, or 32%, during the nine months ended September 30, 2000 compared to the same period in 1999. An increase in producing properties resulting from seasonal contract expirations earlier this year being replaced by year-round contracts is primarily responsible for these increases.

         Depreciation, depletion and amortization increased $180 thousand, or 20%, during the three months ended September 30, 2000 compared to the same period in 1999. Depreciation, depletion and amortization increased $276 thousand, or 8%, during the nine months ended September 30, 2000 compared to the same period in 1999.

         Abandonments and write down of oil and gas properties increased $50 thousand and $150 thousand during the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. These increases were attributable to increases in the abandonment of leasehold costs.

         General and administrative expenses decreased $13 thousand, or 4%, during the three months ended September 30, 2000 compared with the same period in 1999. General and administrative expenses decreased $365 thousand, or 28%, during the nine months ended September 30, 2000 compared to the same period in 1999. The primary reasons for these decreases are due to reduced personnel costs resulting from the Company's decision to decrease its level of activity in the development of oil and gas properties.

         Net other income increased $53 thousand during the three months ended September 30, 2000 compared to the same period in 1999. Net other income increased $174 thousand during the nine months ended September 30, 2000 compared to the same period in 1999. These increases are the result of increased interest income and decreased interest expense.

         The Company reported net income of $1,301 thousand, an increase of $403 thousand, or 45%, during the three months ended September 30, 2000 compared to the same period in 1999. The Company reported net income of $4,602 thousand, an increase of $1,444 thousand, or 46%, during the nine months ended September 30, 2000 compared to the same period in 1999.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the weather in the Northeast Ohio area and the ability to locate economically productive oil and gas prospects for development by the Company.

                           Part II. Other Information



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) 10.1 Loan Modification Agreement dated September 19, 2000 between Bank One, N.A., successor to Bank One Texas, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.

          (b) On October 25, 2000, the Registrant filed a Current Report on Form 8-K relating to pricing adjustment under the Company's agreement with The East Ohio Gas Company.

                                    SIGNATURE


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 2000              EVERFLOW EASTERN PARTNERS, L.P.


                                       By:  EVERFLOW MANAGEMENT LIMITED, LLC,
                                            General Partner

                                       By:  EVERFLOW MANAGEMENT CORPORATION
                                            Managing Member

                                       By: /s/William A. Siskovic
                                          --------------------------------------
                                           William A. Siskovic
                                           Vice President and Principal
                                             Accounting Officer
                                           (Duly Authorized Officer)