Form 10-K
period 2000-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2001-03-30
CIK 868082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000

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

        Registrant's telephone number, including area code: 330-533-2692

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

         There were 4,627,222 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 2001. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

         Except as otherwise indicated, the information contained in this Report is as of December 31, 2000.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

INTRODUCTION

                  Everflow Eastern Partners, L.P. (the "Company"), a Delaware limited partnership, engages in the business of oil and gas exploration and development. The Company was formed for the purpose of consolidating the business and oil and gas properties of Everflow Eastern, Inc., an Ohio corporation ("EEI"), and the oil and gas properties owned by certain limited partnerships and working interest programs managed or operated by EEI (the "Programs"). Everflow Management Limited, LLC (the "General Partner"), an Ohio limited liability company, is the general partner of the Company.

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

                  THE COMPANY. The Company was organized in September, 1990. The principal executive offices of the Company, the General Partner and EEI are located at 585 West Main Street, Canfield, Ohio 44406 (telephone number 330-533-2692).

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

DESCRIPTION OF THE BUSINESS

                  GENERAL. The Company has participated on an on-going basis in the acquisition and development of undeveloped oil and gas properties and has pursued the acquisition of producing oil and gas properties.

                  SUBSIDIARIES. The Company has two subsidiaries. EEI was organized as an Ohio corporation in February 1979 and, since the consummation of the Exchange Offer, has been a wholly-owned subsidiary of the Company. EEI is engaged in the business of drilling, developing and operating oil and gas properties and maintains a leasehold inventory from which the Company selects prospects for development.

                  A-1 Storage of Canfield, Ltd. ("A-1 Storage") was organized as an Ohio limited liability company in late 1995 and is 99% owned by the Company and 1% owned by EEI. A-1 Storage's business includes leasing of office space to the Company as well as rental of storage units to non-affiliated parties.

                  CURRENT OPERATIONS. The properties of the Company consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 91% of the estimated total future cash inflows related to the Company's oil and gas reserves as of December 31, 2000 are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

                  The Company's operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of 244
(net) wells. The Company serves as the operator of approximately 77% of the gross wells and 87% of the net wells which comprise the Company's properties.

                  The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may from time to time sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

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

                  ACQUISITION OF PROSPECTS. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Historically, EEI generated approximately 90% of the prospects which were drilled. EEI's current leasehold inventory consists of approximately 52 prospects in various stages of maturity representing approximately 780 net acres under lease.

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

                  The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI have a revolving credit facility with Bank One, N.A., pursuant to which it had no borrowings in 2001 and no principal indebtedness was outstanding as of March 20, 2001. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

                  The Company has a substantial amount of oil and gas reserves which have not been pledged as collateral for its existing loans. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 2000, which aggregate $81,974,000 (Standardized Measure of Discounted Future Net Cash Flows) with no bank debt outstanding under the revolving credit facility as of December 31, 2000.

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

                  The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $33.25 in September 2000. As of March 20, 2001, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $22.25 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

                  Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

                  NATURAL GAS. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption have brought about a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. Certain of the Company's wells have been subject to these limited, seasonal shut-ins and restrictions.

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

                  The Company has one remaining Intermediate Term Adjustable Price Gas Purchase Agreement (the "East Ohio Contract") with The East Ohio Gas Company and its affiliates ("East Ohio"). Pursuant to the East Ohio Contract and subject to certain restrictions and adjustments, including termination clauses, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). A summary of the Company's principal East Ohio Contract at December 31, 2000 follows:

  Contract            Period         Number            Required              Shut-In           Limitation
    Date              Covered       of Wells           Purchases           Provisions          Provisions
   ------             -------       --------           ---------           ----------          ----------
   9/3/91           11/91-10/01        423          275 days/year        Maximum of           May-Oct. - 50%
                                                                         60 days (Nov.-       of production
                                                                         April)               from prior 6
                                                                                              month period

                                            Net Price per MCF
                    -----------------------------------------------------------------------
Contract Date                                Adjusted Prices
-----------------   -----------------------------------------------------------------------
                    11/98-4/99  5/99-10/99  11/99-4/00  5/00-10/00  11/00-4/01  5/01-10/01
                    ----------  ----------  ----------  ----------  ----------  ----------
    9/3/91            $ 3.71      $ 3.08      $ 3.35      $ 2.72      $ 4.83      $ 4.20


                  As detailed above, the price paid for natural gas purchased under the East Ohio Contract varies with the production period. Pricing under the East Ohio Contract is adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. Additionally, the contract provides for a price cap equal to the quarterly GCR, which amounted to $7.18, $3.93 and $3.84 in November 2000, 1999 and 1998, respectively. Price caps related to this contract are not included in the table above. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge.

                  The East Ohio Contract terminates in 2001 and will be replaced by short-term contracts with primary terms of one year. These new short-term contracts will provide fixed pricing of $4.56 to $4.73 per MCF for gas production of 100,000 MCF per month. Gas production in excess of 100,000 MCF per month (estimated to average between 50,000 and 100,000 MCF per month) that was under the principal East Ohio Contract is expected to be sold at prices in effect at the time of production. There will be no significant production restrictions under these new contracts.

                  In addition to the East Ohio Contract described above, the Company has various short-term contracts (covering production from 170 gross wells at December 31, 2000), which obligate the purchasers to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods which have primary terms of one year. All of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $3.02 to $5.35 per MCF. There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices."

                  For the year ended December 31, 2000, with the exception of East Ohio and Interstate Gas Supply, Inc. ("IGS"), which accounted for approximately 63% and 13%, respectively, of the Company's natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that East Ohio and IGS will be the only material natural gas customers for 2001.

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

                  The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas and the continued oversupply of domestic natural gas have, at times, resulted in a curtailment in exploration for and development of oil and gas properties.

                  There is also extensive competition in the market for gas produced by the Company. Decreases in worldwide energy production capability and increases in energy consumption have brought about a shortage in energy supplies recently. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, at times there has been volatility in oil and gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See "Marketing" above.

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

                  The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the "FERC") under the Natural Gas Act of 1938 ("NGA"). The wellhead price of natural gas is also regulated by FERC under the authority of the Natural Gas Policy Act of 1978 ("NGPA"). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the "Decontrol Act") was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, FERC recently has adopted and proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority will be sold to East Ohio as discussed earlier.

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

CONFLICTS OF INTEREST

                  The Partnership Agreement grants the General Partner broad discretionary authority to make decisions on matters such as the Company's acquisition of or participation in a drilling prospect or a producing property. To limit the General Partner's management discretion might prevent it from managing the Company properly. However, because the business activities of the affiliates of the General Partner on the one hand and the Company on the other hand are the same, potential conflicts of interest are likely to exist, and it is not possible to completely mitigate such conflicts.

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

EMPLOYEES

                  As of March 20, 2001, the Company (either directly or indirectly through EEI) had 17 full-time and two part-time employees. These employees primarily are engaged in the following areas of business operations: two in land and lease acquisition, five in field operations, five in accounting, and seven in administration.

ITEM 2. PROPERTIES.
-------------------

                  Set forth below is certain information regarding the oil and gas properties of the Company.

                  In the following discussion, "gross" refers to the total acres or wells in which the Company has a working interest and "net" refers to gross acres or wells multiplied by the Company's percentage of working interests therein. Because royalty interests held by the Company will not affect the Company's working interests in its properties, neither gross nor net acres or wells reflect such royalty interests.

                  PROVED RESERVES.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 2000.

                                             Oil (BBLS)                Gas (MCF)
                                             ----------                ---------
                  Proved Developed             914,000                48,534,000
                  Proved Undeveloped                -                         -
                                               -------                       ---
                  Total                        914,000                48,534,000
                                               =======                ==========

                  --------------
                  (1) The Company has not determined proved reserves associated with its proved undeveloped acreage. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements.


                  STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.(1) The following table summarizes, as of December 31, 2000, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                                       (Thousands)
                                                                        ---------
                  Future cash inflows from sales of oil and gas        $  248,711
                  Future production and development costs                  81,641
                  Future income tax expense                                 3,971
                                                                       ----------

                  Future net cash flows                                   163,099
                  Effect of discounting future net cash flows
                      at 10% per annum                                     81,125
                                                                       ----------
                  Standardized measure of discounted future
                      net cash flows                                   $   81,974
                                                                       ==========

         ---------------------
         (1) See the Notes to the Financial Statements for additional information.

         PRODUCTION. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                                               Average
                            Production                       Sales Price
                  -------------------------------    ---------------------------    Average Lifting Cost
                    Oil (BBLS)        Gas (MCF)         Per BBL        Per MCF      Per Equivalent MCF(1)
                    ----------        ---------         -------        -------      ------------------
     2000              92,000           4,196,000       $ 27.82        $ 3.32             $ .47
     1999              97,000           4,245,000         16.08          3.08               .55
     1998              94,000           4,575,000         12.20          3.26               .50

     -----------
     (1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).



                  PRODUCTIVE WELLS. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2000.

                               GROSS WELLS                                  NET WELLS
                    ----------------------------------------------------------------------------
                            (1)        (1)                           (1)         (1)
                       OIL         GAS        TOTAL               OIL          GAS        TOTAL
                    ---------------------------------------------------------------------------
                       77          921         998                56           656         712

                    --------------

                    (1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.

                  ACREAGE. The Company had 43,900 gross developed acres and 31,700 net developed acres as of December 31, 2000. Developed acreage is that acreage assignable to productive wells. The Company had approximately 780 gross and net undeveloped acres as of December 31, 2000.

                  DRILLING ACTIVITY. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

                                          Development Wells(1)
                              -------------------------------------------
                                   Productive                  Dry
                              -------------------        ----------------
                               Gross         Net           Gross   Net
                              --------     ------        -------  -------
                    2000         27         11.42            -      -
                    1999         22         12.40            2     .20
                    1998         30         19.09            1     .91

                    -----------------
                    (1) All wells are located in the United States. All wells are development wells; no exploratory wells were drilled.

                  PRESENT ACTIVITIES. The Company has drilled 2 gross and 0.7 net development wells since December 31, 2000. As of March 20, 2001, the Company had no wells in the process of being drilled.

                  DELIVERY COMMITMENTS. The Company entered into various East Ohio contracts with East Ohio which, subject to certain restrictions and adjustments, obligate East Ohio to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise more than 60% of the Company's natural gas sales. In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the term of the contracts.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

                  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

                  During the fourth quarter of the fiscal year ended December 31, 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

MARKET

                  There is currently no established public trading market for the Company's Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 2001, there were 5,888,662 Units held by 1,499 holders of record.

DISTRIBUTION HISTORY.

                  The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. Based upon the current number of Units outstanding, each quarterly distribution of $0.125 per Unit would be approximately $744,000. The Company made a quarterly distribution of $0.25 per Unit in January 2001 and currently intends to make a quarterly distribution of $0.375 per Unit in April 2001 and quarterly distributions of at least $0.125 per Unit in July and October 2001.

REPURCHASE RIGHT.

                  The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase (the "Repurchase Right"). The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 35,114, 77,344 and 206,531 of its Units of limited partnership interest at a price of $4.99, $5.79 and $6.11 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 1998, 1999 and 2000, respectively. See Note 4 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                          2000             1999          1998             1997           1996
                                      ----------------------------------------------------------------------------

Revenue ............................    $16,921,139    $15,063,170     $16,558,366    $15,932,197    $14,557,405
Net Income .........................      8,590,757      5,445,941       6,897,089      5,696,407      4,227,854
Net Income Per Unit ................           1.42            .88            1.10            .90            .65
Total Assets  ......................     55,043,294     55,422,986      56,612,953     54,760,106     53,188,337
Debt(1) ............................        637,822        692,289       2,255,898      4,589,143      4,405,834
Cash Distributions Per Unit ........           1.25           .625             .50            .50            .50

---------------------
(1) Debt includes the Company's long-term debt and borrowings under the Company's revolving credit facility.


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

                  Effective February 15, 1991, pursuant to the Exchange Offer to acquire the EEI shares and the Interests in exchange for Units of the Company's limited partnership interest, the Company acquired the Interests and the EEI Shares and EEI became a wholly-owned subsidiary of the Company.

                  The General Partner of the Company, is a limited liability company. The members of the General Partner are EMC, two individuals who are currently directors and/or officers of EEI, Thomas L. Korner and William A. Siskovic, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION

                  Working capital surplus of $7.9 million as of December 31, 2000 represented a $2.0 million increase from December 31, 1999 due primarily to a $2.1 million increase in short-term investments and a $1.0 million increase in accounts receivable from oil and gas production during 2000. In September 2000, the Company entered into an agreement that modified its prior credit agreement. The agreement provides for a revolving line of credit in the amount of $4,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with the principal due at maturity, May 31, 2002. The Company anticipates renewing the facility on an every other year basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. The Company made no borrowings under the revolving credit facilities during 2000. Cash flows were used to pay for the funding of the Company's investment in and the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 206,531 Units at a price of $6.11 per Unit, or $1,261,904, on June 30, 2000. The Company also used cash flows to make quarterly Cash Distributions, which totaled $7.6 million.

                  The following table summarizes the Company's financial position at December 31, 2000 and December 31, 1999:

         (Amounts in Thousands)               December 31, 2000              December 31, 1999
                                         ---------------------------    ----------------------
                                               Amount         %               Amount         %
                                         ---------------------------    ----------------------

         Working capital                    $    7,931       15%            $   5,881       11%
         Property and equipment (net)           45,639       85                48,015       89
         Other                                     103        -                    81        -
                                               -------       --                   ---        -
              Total                         $   53,673      100%            $  53,977      100%
                                                ======      ===                ======      ===

         Long-term debt                     $      579        1%            $     638        1%
         Deferred income taxes                      50        -                    50        -
         Partners' equity                       53,044       99                53,289       99
                                               -------      ---                ------      ---
              Total                         $   53,673      100%            $  53,977      100%
                                                ======      ===                ======      ===


CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

         The Company generated almost all of its cash sources from operating activities. During the years ended 2000 and 1999, cash provided by operations was used to fund the development of additional oil and gas properties, repurchase of Units pursuant to the Repurchase Right and distributions to partners.

                  The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 2000 and 1999:

(Amounts in Thousands)                              2000                          1999
                                          --------------------------------------------------------
                                           DOLLARS            %        DOLLARS            %
                                          ---------------------------------------------------------
Operating Activities:
     Net income before adjustments        $  8,591            60%      $  5,446            48%
     Adjustments                             4,968            35          5,369            48
                                          --------      --------       --------      --------
     Cash flow from operations
       before working capital
       changes                              13,559            95         10,815            96
     Changes in working capital             (2,818)          (20)           468             4
                                          --------      --------       --------      --------
     Net cash provided by
       operating activities                 10,741            75         11,283           100

Investing Activities:
     Proceeds received on receivables
       from officers and employees             249             2            379             3
     Advances disbursed to officers
       and employees                          (130)           (1)          (165)           (1)
     Purchase of property and
       equipment                            (2,594)          (18)        (3,415)          (30)
     Purchase of other assets                  (64)         --             --            --
     Proceeds on sale of other assets
       and equipment                             1          --              200             2
                                          --------      --------       --------      --------
     Net cash (used) by investing
       activities                           (2,538)          (18)        (3,001)          (27)

Financing Activities:
     Distributions                          (7,574)          (53)        (3,880)          (34)
     Repurchase of Units                    (1,262)           (9)          (448)           (4)
     Debt proceeds                            --            --            2,175            19
     Debt repayments                           (54)         --           (3,739)          (33)
                                          --------      --------       --------      --------
     Net cash (used) by financing
       activities                           (8,890)          (62)        (5,892)          (52)
                                          --------      --------       --------      --------

Increase (decrease) in cash
     and equivalents                          (687)           (5)         2,390            21

Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

                  As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 2000 and 1999 represented 95% and 96% of total cash sources, respectively. Changes in working capital other than cash and equivalents decreased cash by $2,818 thousand and increased cash by $468 thousand during 2000 and 1999, respectively. The increase in accounts receivable at December 31, 2000 compared to December 31, 1999 is the result of higher natural gas prices and timing of production revenues. Total production revenues receivable as of December 31, 2000 amounted to $3.1 million compared to $2.0 million at December 31, 1999. Additionally, the Company had $3.6 and $1.5 million of cash invested in short-term marketable corporate debt securities at December 31, 2000 and 1999, respectively.

                  The Company's cash flows used by investing activities decreased $464 thousand, or 15%, during 2000 as compared with 1999. The Company's cash flows used by investing activities decreased $1,317 thousand, or 30%, during 1999 as compared with 1998. The primary reason for the decrease in cash flows used by investing activities in 2000 and 1999 was the decrease in the purchase of property and equipment. The purchase of property and equipment decreased $821 thousand, or 24%, during 2000 as compared with 1999. The purchase of property and equipment decreased $2,490 thousand, or 42%, during 1999 as compared with 1998.

                  The Company's cash flows used by financing activities increased $2,998 thousand, or 51%, during 2000 as compared with 1999. The primary reason for this increase was that distributions to Unitholders increased $3,693 thousand. Proceeds from the issuance of debt decreased $2,175 thousand and payments on debt decreased $3,684 thousand to $54 thousand during 2000. Additionally, payments on the repurchase of Units increased $814 thousand, or 182%, during 2000 as compared with 1999. The Company's cash flows used by financing activities increased $255 thousand, or 5%, during 1999 as compared with 1998. The primary reason for this increase was that proceeds from the issuance of debt decreased $725 thousand during 1999 and payments on debt decreased $1,494 thousand to $3,739 thousand during 1999. Distributions to Unitholders also increased $752 thousand during 1999.

                  The Company's ending cash and equivalents balance of $2.0 million and short-term investments balance of $3.6 million at December 31, 2000, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2001. The Company has paid a quarterly distribution every quarter since July 1991. Minimum cash distributions are estimated to be $744 thousand per quarter ($.125 per Unit). The Company intends to distribute $2.2 million ($.375 per Unit) in April 2001 using the proceeds from its investments in marketable corporate debt securities.

                  Capital expenditures for the development of oil and gas properties in the Company and the acquisition of undeveloped leasehold acreage have decreased compared with historical levels. The Company drilled or participated in the drilling of an additional 27 drillsites in 2000. The Company's share of these drillsites amounts to 11.4 net developed properties. The Company's share of proved gas reserves decreased by 3.0 million MCF's, or 6%, between

December 31, 1999 and 2000, while proved oil reserves increased by 39 thousand barrels, or 4%, between December 31, 1999 and 2000. The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of 1.2 million MCF's of natural gas versus 3 thousand barrels of crude oil during 2000. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves increased by $28.3 million between December 31, 1999 and 2000. The primary reason for this increase was due to increases in natural gas prices between December 31, 1999 and 2000. Management believes the Company should be able to drill or participate in the drilling of 7 to 15 net wells each year for the next few years.

                  The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 206,531, 77,344 and 35,114 Units during 2000, 1999 and 1998 pursuant to the Repurchase Right at a price of $6.11, $5.79 and $4.99 per Unit, respectively. The Company has, in the past, borrowed against its credit facility to meet such obligations and would expect to do so again in 2001, although current cash flows would reduce borrowing requirements. The Repurchase Right to be conducted in 2001 will result in Unitholders being offered a price of $9.73 per Unit. The Company estimates it would need to borrow up to $5.7 million in the event the 2001 offering pursuant to the Repurchase Right is fully subscribed.

                  In the fall of 2000, there was a $1.48 per MCF increase in the price received for natural gas pursuant to the pricing adjustment contained in the East Ohio Contract. This pricing adjustment should increase the Company's cash flows from operations during 2001, assuming similar production levels.

RESULTS OF OPERATIONS

                  The following table and discussion is a review of the results of operations of the Company for the twelve months ended December 31, 2000, 1999 and 1998. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                      Year Ended December 31,
                                                    ---------------------------
                                                       2000       1999     1998
                                                    ---------------------------
Revenues:
     Oil and gas sales                                   97%        97%      97%
     Well management and operating                        3          3        3
                                                       ----       ----     ----
         Total Revenues                                 100        100      100
Expenses:
     Production costs                                    13         18       15
     Well management and operating                        1          1        -
     Depreciation, depletion and amortization            27         32       30
     Abandonment and write down
         of oil and gas properties                        2          4        6
     General and administrative                           8         11       13
     Other expense (income)                              (2)        (1)      (6)
     Income taxes                                        -          (1)      -
                                                       ----       ----     ----
         Total Expenses                                  49         64       58
                                                       ----       ----     ----
Net income                                               51%        36%      42%
                                                       ====       ====     ====


                  Revenues for the year ended December 31, 2000 increased $1,858 thousand, or 12%, compared to the same period in 1999. Revenues for the year ended December 31, 1999 decreased $1,495 thousand, or 9%, compared to the same period in 1998. These changes were due primarily to changes in oil and gas sales between the periods involved.

                  Oil and gas sales increased $1.9 million, or 13%, from 1999 to 2000. The primary reason for this increase was the result of higher natural gas and oil prices. The East Ohio contractual increase in gas prices received during November 2000 of $1.48 per MCF was partly responsible for increasing natural gas sales. The Company's gas production decreased by 49 thousand MCF, and the average price received per MCF increased from $3.08 to $3.32 from 1999 to 2000. In addition, oil sales were higher due primarily to an increase in the average sales price of oil from $16.08 to $27.82 per barrel from 1999 to 2000. Gas sales accounted for 84%, 89% and 93% of total oil and gas sales in 2000, 1999 and 1998, respectively. Oil and gas sales decreased $1.4 million, or 9%, from 1998 to 1999. The primary reason for this decrease in oil and gas sales between 1998 and 1999 was a decrease in gas production volumes and natural gas prices. The Company's gas production decreased by 330 thousand MCF, and the average price received per MCF decreased from $3.26 to $3.08. In the fall of 2000, there was a $1.48 per MCF increase in the price received for natural gas pursuant to the pricing adjustment contained in the East Ohio Contract. This pricing adjustment should increase the Company's cash flows from operations during 2001, assuming similar production levels and stable oil prices.

                  Production costs decreased $393 thousand, or 15%, and increased $88 thousand, or 3%, during 2000 and 1999, respectively. The primary reason for the decrease in 2000 was lower operating costs relating to older settled wells. Depreciation, depletion and amortization decreased $252 thousand, or 5%, between 1999 and 2000. Depreciation, depletion and amortization decreased $142 thousand, or 3%, between 1998 and 1999.

                  Well management and operating revenues increased $7 thousand, or 2%, from 1999 to 2000. Well management and operating costs increased $16 thousand, or 15%, from 1999 to 2000. The reason for these increases in well management and operating revenues and costs was due to the increase in Company operated oil and gas interests. Well management and operating revenues decreased $76 thousand, or 15%, from 1998 to 1999. Well management and operating costs increased $5 thousand, or 5%, from 1998 to 1999.

                  Abandonments and write downs of oil and gas properties decreased $249 thousand between 1999 and 2000 and decreased $315 thousand between 1998 and 1999. These decreases were attributable to a reduction in the write down of oil and gas properties and abandonments of oil and gas properties. During 2000, the Company had no impairment on its oil and gas properties. During 1999 and 1998, the Company wrote down oil and gas properties by approximately $601 thousand and $426 thousand, respectively, to provide for impairment on certain of its oil and gas properties.

                  General and administrative expenses decreased $294 thousand, or 18%, between 1999 and 2000, and decreased $498 thousand, or 24%, between 1998 and 1999. The primary reason for these decreases was a reduction in personnel and related costs resulting from the Company's decision to decrease its level of activity in the development of oil and gas properties. In addition, the decrease in general and administrative expenses between 1998 and 1999 is the result of fluctuations in professional fees associated with the Company's efforts in evaluating the feasibility of the sale of the Company during 1998 and costs associated with discussions with prospective purchasers.

                  Net other income amounted to $271 thousand, $77 thousand, and $1,044 thousand in 2000, 1999 and 1998, respectively. The change between 1998 and 1999 was primarily attributable to a nonrecurring gain on sale of other assets associated with the Company's operations during 1998. Interest income has increased and interest expense has decreased as a result of the Company decreasing borrowings under its credit facility and increased level of cash available for investing resulting from reduced development activities.

                  The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.

                  Net income increased $3.1 million, or 58%, between 1999 and 2000. The increase was primarily the result of an increase in oil and gas sales and decreases in direct costs and general and administrative expenses. Net income decreased $1.5 million, or 21%, between 1998 and 1999. The decrease resulted from decreased oil and gas sales and the decrease of a nonrecurring gain on sale of other assets. Net income represented 51%, 36% and 42% of total revenues during the years ended December 31, 2000, 1999 and 1998, respectively.

NEW ACCOUNTING STANDARDS

                  In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adoption of the standard had no material effect on the Company's financial statements.

INFLATION AND CHANGES IN PRICES

                  While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $33.25 in September 2000. As of March 20, 2001, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $22.25 per barrel of oil. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since less than 9% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 2000 are comprised of oil reserves.

                  The various gas purchase agreements with East Ohio negotiated since 1991 have had a significant effect on the Company's natural gas sales. Under the purchase agreements, adjustments to the price of gas paid to the Company by The East Ohio Gas Company are based on 80% of the increase or decrease in East Ohio's GCRs as specified in the contracts. The average price of gas during 1997 amounted to $3.07 per MCF, a $.29 increase compared to 1996. The November 1997 annual price adjustment was an increase of $.59 per MCF. The average price of gas during 1998 amounted to $3.26 per MCF, a $.19 increase compared to 1997. The November 1998 annual price adjustment was a decrease of $.19 per MCF. The average price of gas during 1999 amounted to $3.08 per MCF, an $.18 decrease compared to 1998. The November 1999 annual price adjustment was a decrease of $.36 per MCF. The average price of gas during 2000 amounted to $3.32 per MCF, a $.24 increase compared to 1999. The November 2000 annual price adjustment was an increase of $1.48 per MCF. Natural gas prices have increased significantly during 2000. The current price of gas in the Appalachian Basin is above $5.00 per MCF. The Company's sales will be significantly higher should prices remain at these levels assuming similar production levels. The result of these higher gas prices is evident in the Company's future cash inflows related to its oil and gas reserves as of December 31, 2000.

                  The Company's Standardized Measure of Discounted Future Net Cash Flows increased by $28.3 million from December 31, 1999 to December 31, 2000 and increased by $2.2 million from December 31, 1998 to December 31, 1999. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

                  The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At December 31, 2000, none of the Company's total long-term debt consisted of floating rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

                  See attached pages F-1 to F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

                  Not applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                  The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company's original general partner. The members of the General Partner as of March 20, 2001 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner and William A. Siskovic, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

                  EMC is the Managing Member of the General Partner. EMC was formed in September 1990 to act as the Managing General Partner of Everflow Management Company, the predecessor of the General Partner. EMC is owned by the other members of the General Partner and EMC currently has no employees, but as Managing Member of the General Partner, makes all management and business decisions on behalf of the General Partner and thus on behalf of the Company.

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

                  DIRECTORS AND OFFICERS OF EEI AND EMC. The executive officers and directors of EEI and EMC as of March 20, 2001 are as follows:

                                           Positions and                    Positions and
           Name                Age       Offices With EEI                 Offices With EMC
---------------------------    ---    -----------------------------    -----------------------
Robert F. Sykes                77     Chairman of the Board            Chairman of the Board
                                                                       and Director

Thomas L. Korner               47     President and Director           President and Director

David A. Kidder                62     Treasurer                        None

William A. Siskovic            45     Vice President, Secretary,       Vice President, Secretary-
                                      Principal Financial and          Treasurer, Principal
                                      Accounting Officer and           Financial and Accounting
                                      Director                         Officer and Director

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

                  COMPLIANCE TO SECTION 16(a) OF THE EXCHANGE ACT. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% Unitholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                  Based solely on review of the copies of such forms furnished to the Company, the Company believes that for all of 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

                  As a limited partnership the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

                  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, 1999 and 1998, of those persons who were, at December 31, 2000: (i) the chief executive officer; and (ii) the other highly compensated executive officer of the Company. The Chief Executive Officer and such other executive officer are hereinafter referred to collectively as the "Named Executive Officers."


                                     SUMMARY COMPENSATION TABLE

                                          Annual Compensation
                             ----------------------------------------------
                                                                      Other
                                                                     Annual        All Other
          Name and                                                   Compen-        Compen-
     Principal Position      Year      Salary         Bonus          Sation         Sation  (1)
     ------------------      ----      ------         -----        ---------     -----------

Thomas L. Korner             2000    $ 80,000        $ 40,000        $ 2,008      $ 47,425(2)
President                    1999      80,000          60,000          1,954        36,710(2)
                             1998      80,000          39,000          2,067        40,302(2)

William A. Siskovic          2000      80,000          40,000          1,749        40,201(3)
Vice President and           1999      80,000          60,000          1,326        28,420(3)
Principal Financial and      1998      80,000          39,000          1,489        31,087(3)
Accounting Officer

-----------------

No Named Executive Officer received personal benefits or perquisites during 2000, 1999 and 1998 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) Includes amounts received from participation in certain overriding royalty interest arrangements organized by EEI. Also includes amounts contributed under the Company's 401(K) Retirement Savings Plan. The Company made a profit sharing contribution in 1998 and matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 50% of the first 6% of a participant's salary reduction in 1998 and 1999. Beginning in 2000, the Company matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 100% of the first 6% of a participant's salary reduction. The amounts attributable to the Company's matching contribution vest immediately.

(2) Includes amounts received by Thomas L. Korner from participation in certain overriding royalty interest arrangements organized by EEI of $40,225, $28,310 and $33,031 in 2000, 1999 and 1998, respectively.

 (3) Includes amounts received by William A. Siskovic from participation in certain overriding royalty interest arrangements organized by EEI of $33,001, $20,020 and $23,816 in 2000, 1999 and 1998, respectively.

The General Partner, EMC and the members do not receive any separate compensation or reimbursement for their management efforts on behalf of the Company. All direct and indirect costs incurred by the Company are borne by the General Partner of the Company and the Unitholders as Limited Partners of the Company in proportion to their respective interest in the Company. The members are not entitled to any fees or other compensation as a result of the acquisition or operation of oil and gas properties by the Company. The members, in their individual capacities, are not entitled to share in distributions from or income of the Company on an ongoing basis, upon liquidation or otherwise. The members only share in the revenues, income and distributions of the Company indirectly through their ownership of the General Partner of the Company. The General Partner is entitled to share in the income and expense of the Company on the basis of its interests in the Company. The General Partner through it predecessor, Everflow Management Company, contributed Interests (as defined and described in "Item 1. Business" above) with an Exchange value of $670,980 for its interest as a general partner in the Company.

                  None of the officers of the Company has an employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

                  The General Partner is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of the General Partner are Thomas L. Korner and William A. Siskovic, both of whom are directors and officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The General Partner of the Company, owns a 1.1266% interest in the Company. The members and their affiliates currently hold (in addition to the General Partner's interest in the Company) 1,261,440 Units, representing approximately 21.42% of the outstanding Units.

                  The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2001 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of the General Partner, and (ii) the ownership of EMC.

                  BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                    EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

                                                                            Percentage
                                                                            Interest in
                                                         Percentage          Everflow         Percentage
              Name                      Units             of Units          Management        Interest in
             of Holder               in Company         in Company(1)     Limited, Llc(2)        EMC
---------------------------------    ----------         -------------     ---------------      -------
Robert F. Sykes(3)                    1,056,464           17.94                66.6666          66.6666
Thomas L. Korner                        135,910            2.31                16.6667          16.6667
William A. Siskovic                      69,066            1.17                16.6667          16.6667
All officers and directors as
   a group (3 persons in EMC)         1,261,440           21.42               100.0000         100.0000

--------------------------

(1) Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.13% interest in the Company) or (ii) EMC (based on EMC's 1% managing member's interest in the General Partner).

(2) Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC's 1% managing member's interest in the General Partner.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

                  In the past, certain officers, directors and more than 10% Unitholders of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as unrelated investors. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company's management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors. Frequently, EEI loaned the officers of the Company the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at the rate of LIBOR plus 150 basis points per annum. As of December 31, 2000, the aggregate outstanding balance of such indebtedness was approximately $91,000 owing from William A. Siskovic.

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

                  The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                PAGE(S)

Auditors' Report on Audited Financial Statements                  F-3
       Balance Sheets                                          F-4 - F-5
       Statements of Income                                       F-6
       Statements of Partners' Equity                             F-7
       Statements of Cash Flows                                   F-8
       Notes to Financial Statements                          F-9 - F-23

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
                         Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.
                         and Bank One, Texas, National Association

                                      E-1

                                  Exhibit Index
                                  -------------

    Exhibit No.         Description
    -----------         -----------
        4.11             Amendment to Credit Agreement dated February 23, 1996          (13)
                         between Everflow Eastern, Inc. and Everflow Eastern
                         Partners, L.P. and Bank One, Texas, National Association

        4.12             Second Amendment to Credit Agreement dated December 30,        (13)
                         1996 between Everflow Eastern, Inc. and Everflow Partners,
                         L.P. and Bank One, Texas, National Association

        4.13             Loan Modification Agreement dated June 16, 1997 between        (14)
                         Bank One, N.A., Bank One, Texas, N.A. and Everflow
                         Eastern, Inc. and Everflow Eastern Partners, L.P.

        4.14             Loan Modification Agreement dated May 29, 1998 between         (15)
                         Bank One, N.A., Successor to Bank One, Texas, N.A., and
                         Everflow Eastern, Inc. and Everflow Eastern Partners L.P.

        4.15             Articles of Organization of Everflow Management                (17)
                         Limited, LLC

        4.16             Operating Agreement of Everflow Management Limited,            (17)
                         LLC dated March 8, 1999

        4.17             Loan Modification Agreement dated May 25, 1999 between         (18)
                         Bank One, N.A., and Everflow Eastern, Inc. and Everflow
                         Eastern Partners, L.P.

        4.18             Loan Modification Agreement dated September 19, 2000,          (19)
                         between Bank One, N.A., and Everflow Eastern, Inc.
                         and Everflow Eastern Partners, L.P.

        10.1             Lease Agreement dated June 30, 1984 by and                      (1)
                         between Village Green Associates, Inc. and
                         Everflow Eastern, Inc.

        10.2             Gas Purchase Agreement dated September 3, 1991                  (3)
                         by and between the Registrant and The East Ohio
                         Gas Company

                                  Exhibit Index
                                  -------------

    Exhibit No.         Description
    -----------         -----------
       10.3              Intermediate Term Adjustable Price Gas Purchase                 (4)
                         Agreement, contract #10342, dated October 9, 1992,
                         between The East Ohio Gas Company and Everflow
                         Eastern Partners, L.P.

       10.4              Quaker State Full Load Crude Oil Purchase Agreement             (4)
                         dated January 13, 1993, between Quaker State Oil
                         Refining Corporation and Everflow Eastern Partners, L.P.

       10.5              Intermediate Term Adjustable Gas Purchase Agreement,            (6)
                         Contract #10461, dated March 10, 1994, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.6              Intermediate Term Adjustable Gas Purchase Agreement,            (7)
                         Contract #10515, dated August 10, 1994, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.7              Operating facility lease dated October 3, 1995 between          (9)
                         Everflow Eastern Partners, L.P. and A-1 Storage of
                         Canfield, Ltd.

       10.8              Intermediate Term Adjustable Gas Purchase Agreement,           (11)
                         Contract #11245, dated May 29, 1996, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

       10.9              Intermediate Term Adjustable Gas Purchase Agreement,           (11)
                         Contract #11285, dated May 29, 1996, between The
                         East Ohio Gas Company and Everflow Eastern Partners, L.P.

      10.10              One Year Term Gas Purchase Agreement dated August 1,           (12)
                         1996, between Everflow Eastern Partners, L.P. and
                         JDS Energy Corporation

      10.11              One Year Term Gas Purchase Agreement dated January 20,         (13)
                         1997, between Everflow Eastern Partners, L.P. and
                         JDS Energy Corporation

      10.12              Gas Purchase Agreement, Contract #11467, dated                 (16)
                         November 1, 1997, between Everflow Eastern Partners, L.P.
                         and CNG Energy Services Corporation.

                                  Exhibit Index
                                  -------------

    Exhibit No.         Description
    -----------         -----------
      10.13              One Year Term Gas Purchase Agreement dated November 1,         (16)
                         1998, between Everflow Eastern Partners, L.P. and JDS
                         Energy Systems, Inc.

       22.1              Subsidiaries of the Registrant                                 (10)

-----------------------
(1) Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).
(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1991.
(3) Incorporated herein by reference to the appropriate exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-19279).
(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-19279).
(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1993.
(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1994.
(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1994.
(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19279).
(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995.
(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).
(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1996.
(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996.
(13) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19279).
(14) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.
(15) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998.
(16) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-19279).
(17) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999.
(18) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1999.
(19) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2000.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:      EVERFLOW MANAGEMENT LIMITED, LLC
         General Partner
By:      EVERFLOW MANAGEMENT CORPORATION
         Managing Member



By:      /s/ Robert F. Sykes        Director                    March 28, 2001
         -------------------------
         Robert F. Sykes



By:      /s/ Thomas L. Korner       President and Director      March 28, 2001
         -------------------------
         Thomas L. Korner



By:      /s/ William A. Siskovic    Vice President,             March 28, 2001
         -------------------------
         William A. Siskovic        Secretary-Treasurer
                                    and Director (principal
                                    financial and accounting
                                    officer)

                        EVERFLOW EASTERN PARTNERS, L. P.

                       2000 CONSOLIDATED FINANCIAL REPORT

                        EVERFLOW EASTERN PARTNERS, L. P.

                                    CONTENTS

------------------------------------------------------------------------------

                                                                   Page
                                                                   ----

AUDITORS' REPORT ON THE FINANCIAL STATEMENTS                        F-3

FINANCIAL STATEMENTS
    Consolidated balance sheets                                  F-4 - F-5
    Consolidated statements of income                               F-6
    Consolidated statements of partners' equity                     F-7
    Consolidated statements of cash flows                           F-8
    Notes to consolidated financial statements                    F-9 - F-23

                          Independent Auditors' Report
                          ----------------------------

To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio


        We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 16, 2001

                           EVERFLOW EASTERN PARTNERS, L. P.

                              CONSOLIDATED BALANCE SHEETS

                              December 31, 2000 and 1999
-------------------------------------------------------------------------------





                                                                2000           1999
                                                                ----           ----
        ASSETS
        ------
CURRENT ASSETS
  Cash and equivalents                                       $  1,997,978   $  2,684,605
  Accounts receivable:
    Production                                                  3,078,235      2,040,298
    Officers and employees                                        406,842        526,030
    Joint venture partners                                        114,708        474,355
Short-term investments                                          3,623,374      1,513,273
Other                                                              79,729         88,991
                                                             ------------   ------------
         Total current assets                                   9,300,866      7,327,552

PROPERTY AND EQUIPMENT
  Proved properties (successful efforts
    accounting method)                                        112,341,851    110,483,039
  Pipeline and support equipment                                  504,222        507,472
  Corporate and other                                           1,539,824      1,545,233
                                                             ------------   ------------
                                                              114,385,897    112,535,744
  Less accumulated depreciation, depletion,
     amortization and write down                               68,746,486     64,521,335
                                                             ------------   ------------
                                                               45,639,411     48,014,409

OTHER ASSETS                                                      103,017         81,025
                                                             ------------   ------------
                                                             $ 55,043,294   $ 55,422,986
                                                             ============   ============

The accompanying notes are an integral part of these financial statements.

                             EVERFLOW EASTERN PARTNERS, L. P.

                               CONSOLIDATED BALANCE SHEETS

                                December 31, 2000 and 1999
--------------------------------------------------------------------------------



                                                             2000           1999
                                                             ----           ----
           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------
CURRENT LIABILITIES
   Current portion of long-term debt                   $    58,595   $    54,493
   Accounts payable                                      1,018,959     1,202,605
   Accrued expenses                                        292,684       189,333
                                                       -----------   -----------
     Total current liabilities                           1,370,238     1,446,431

LONG-TERM DEBT, NET OF CURRENT PORTION                     579,227       637,796

DEFERRED INCOME TAXES                                       50,000        50,000

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE
 RIGHT
  Authorized - 8,000,000 units
  Issued and outstanding - 5,888,662 and 6,095,193
    units, respectively                                 52,446,234    52,708,525

GENERAL PARTNER'S EQUITY                                   597,595       580,234
                                                       -----------   -----------
     Total partners' equity                             53,043,829    53,288,759
                                                       -----------   -----------

                                                       $55,043,294   $55,422,986
                                                       ===========   ===========

The accompanying notes are an integral part of these financial statements.

                      EVERFLOW EASTERN PARTNERS, L. P.

                     CONSOLIDATED STATEMENTS OF INCOME

                Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                       2000           1999           1998
                                                       ----           ----           ----
REVENUES
  Oil and gas sales                               $ 16,490,904    $ 14,639,109    $ 16,058,164
  Well management and operating                        428,497         421,799         497,483
  Other                                                  1,738           2,262           2,719
                                                  ------------    ------------    ------------
                                                    16,921,139      15,063,170      16,558,366
DIRECT COST OF REVENUES
  Production costs                                   2,244,926       2,638,217       2,550,686
  Well management and operating                        123,265         106,965         102,176
  Depreciation, depletion and amortization           4,510,787       4,762,466       4,904,221
  Abandonment and write down of oil and gas
    properties                                         400,000         648,742         964,226
                                                  ------------    ------------    ------------
      Total direct cost of revenues                  7,278,978       8,156,390       8,521,309

GENERAL AND ADMINISTRATIVE EXPENSE                   1,322,260       1,615,932       2,113,492
                                                  ------------    ------------    ------------
      Total cost of revenues                         8,601,238       9,772,322      10,634,801
                                                  ------------    ------------    ------------

INCOME FROM OPERATIONS                               8,319,901       5,290,848       5,923,565

OTHER INCOME (EXPENSE)
  Interest income                                      316,091         157,348          90,564
  Interest expense                                     (46,239)       (101,759)       (170,611)
  Gain (loss) on sale of property and equipment           --            21,504          (5,613)
  Gain on sale of other assets                           1,004            --         1,129,184
                                                  ------------    ------------    ------------
                                                       270,856          77,093       1,043,524
                                                  ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                           8,590,757       5,367,941       6,967,089

PROVISION (CREDIT) FOR INCOME TAXES
  Current                                                 --              --            70,000
  Deferred                                                --           (78,000)           --
                                                  ------------    ------------    ------------

NET INCOME                                        $  8,590,757    $  5,445,941    $  6,897,089
                                                  ============    ============    ============

Allocation of Partnership Net Income
  Limited Partners                                $  8,495,622    $  5,387,013    $  6,822,921
  General Partner                                       95,135          58,928          74,168
                                                  ------------    ------------    ------------
                                                  $  8,590,757    $  5,445,941    $  6,897,089
                                                  ============    ============    ============
Net income per unit                               $       1.42    $       0.88    $       1.10
                                                  ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      EVERFLOW EASTERN PARTNERS, L. P.

                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------



                                                               2000           1999             1998
                                                               ----           ----             ----

PARTNERS' EQUITY - JANUARY 1                              $ 53,288,759    $ 52,171,076    $ 48,577,802

  Net income                                                 8,590,757       5,445,941       6,897,089

  Cash distributions ($1.25 per unit in 2000, $.625 per
    unit in 1999 and $.50 per unit in 1998)                 (7,573,783)     (3,880,436)     (3,128,596)

  Purchase and retirement of Units                          (1,261,904)       (447,822)       (175,219)
                                                          ------------    ------------    ------------
PARTNERS' EQUITY - DECEMBER 31                            $ 53,043,829    $ 53,288,759    $ 52,171,076
                                                          ============    ============    ============











The accompanying notes are an integral part of these financial statements.

                      EVERFLOW EASTERN PARTNERS, L. P.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years Ended December 31, 2000, 1999 and 1998

                                                            2000           1999           1998
                                                            ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  8,590,757    $  5,445,941    $  6,897,089
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization              4,569,114       4,819,592       4,929,023
    Abandonment and write down of oil and gas
     properties                                             400,000         648,742         964,226
    (Gain) loss on sale of property and equipment              --           (21,504)          5,613
    Gain on sale of other assets                             (1,004)           --        (1,129,184)
    Deferred income taxes                                      --           (78,000)           --
    Changes in assets and liabilities:
      Accounts receivable                                  (678,290)        450,714        (426,624)
      Short-term investments                             (2,110,101)        707,783      (2,221,056)
      Other current assets                                    9,262           3,364         (28,937)
      Other assets                                           41,629         (27,304)        (12,255)
      Accounts payable                                     (183,646)       (464,187)        459,524
      Accrued expenses                                      103,351        (201,854)        133,294
                                                       ------------    ------------    ------------
        Total adjustments                                 2,150,315       5,837,346       2,673,624
                                                       ------------    ------------    ------------
          Net cash provided by operating activities      10,741,072      11,283,287       9,570,713

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on receivables from officers and
   employees                                                248,692         379,191         540,914
  Advances disbursed to officers and employees             (129,504)       (165,499)       (545,169)
  Purchase of property and equipment                     (2,594,116)     (3,414,843)     (5,905,286)
  Purchase of other assets                                  (64,050)           --          (271,125)
  Proceeds on sale of property and equipment and
   other assets                                               1,433         199,818       1,862,000
                                                       ------------    ------------    ------------
          Net cash used by investing activities          (2,537,545)     (3,001,333)     (4,318,666)

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions                                          (7,573,783)     (3,880,436)     (3,128,596)
  Repurchase of Units                                    (1,261,904)       (447,822)       (175,219)
  Proceeds from issuance of debt including revolver            --         2,175,000       2,900,000
  Payments on debt including revolver                       (54,467)     (3,738,609)     (5,233,245)
                                                       ------------    ------------    ------------
          Net cash used by financing activities          (8,890,154)     (5,891,867)     (5,637,060)
                                                       ------------    ------------    ------------

  NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS                                             (686,627)      2,390,087        (385,013)

  CASH AND EQUIVALENTS - JANUARY 1                        2,684,605         294,518         679,531
                                                       ------------    ------------    ------------
  CASH AND EQUIVALENTS - DECEMBER 31                   $  1,997,978    $  2,684,605    $    294,518
                                                       ============    ============    ============

  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                         $     46,239    $    112,648    $    178,119
      Income taxes                                             --              --            70,000

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

         C. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,477,379, $4,728,480 and $4,876,838 for the years ended
                  December 31, 2000, 1999 and 1998, respectively.

                  On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

                  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $400,000, $601,000 and $426,000 during 2000, 1999 and 1998, respectively, to provide for impairment on certain of its oil and gas properties.

                  Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,007,107 - 39 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $91,735, $91,112 and $52,185 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               G.     Revenue Recognition (Continued)

                      The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned property(ies). Generally, the joint venture partners participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Accounts receivable from joint venture partners consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners. The Company earns and receives monthly management and operating fees from certain joint venture partners after the properties are completed and placed into production.

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

                      Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,991,928, 6,133,865 and 6,190,094 in 2000, 1999 and 1998, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

               J. New Accounting Standards - In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adoption of the standard on January 1, 2000 had no material effect on the Company's financial statements.

NOTE 2.        SHORT-TERM INVESTMENTS

               Short-term investments consist principally of marketable corporate debt securities which are classified as trading. The fair values of the investments approximate cost.

NOTE 3.        CREDIT FACILITIES AND LONG-TERM DEBT

               In September 2000, the Company entered into an agreement that modified its prior credit agreement. The agreement provides for a revolving line of credit in the amount of $4,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with the principal due at maturity, May 31, 2002. The Company anticipates renewing the facility every other year to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $4,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

               There were no borrowings outstanding on revolving credit facilities at December 31, 2000 and 1999. The following schedule reflects activity under the Company's revolving credit facilities for the years ended December 31, 2000, 1999 and 1998. The average amount outstanding under the facility was calculated using daily balances and a 365 day period. The weighted average interest rates were calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.

                                                                              Weighted
                                         Maximum            Average           Average
                                          Amount             Amount           Interest
                                        Outstanding        Outstanding         Rate
                                        -----------        -----------       ---------
               Year Ended December 31:
               2000                       $     --          $     --              --

               1999                       $2,700,000        $  757,808            6.8%

               1998                       $4,100,000        $1,743,014            7.5%


                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.        CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

               The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $637,822 and $692,289 at December 31, 2000 and 1999, respectively, and at December 31, 2000 bear interest at fixed (converting in certain subsequent years to variable) rates ranging from 6.51% - 8.65% and a weighted average rate of 7.27%. The notes at December 31, 2000 require aggregate payments of principal and interest of $8,647 per month. Maturities on the notes are expected to be as follows: 2001 - $58,595; 2002 - $63,100; 2003 - $68,000; 2004 - $73,200; 2005 - $78,900;
               thereafter - $296,027.

               The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At December 31, 2000, none of the Company's total long-term debt consisted of floating rate debt.

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

               The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the repurchase right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2000 calculation, is estimated to be $9.73 per Unit, net of the distributions ($.625 per Unit in total) expected to be made in January and April 2001.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.        PARTNERS' EQUITY (CONTINUED)

               Units repurchased pursuant to the repurchase right, for each of the four years in the period ended December 31, 2000, are as follows:


                                                 Per Unit
                         ------------------------------------------------------------
                            Calculated                                                                      Units
                            Price for                      Less                                          Outstanding
                            Repurchase     Premium        Interim           Net          # of Units       Following
                 Year         Right        Offered     Distributions    Price Paid       Repurchased     Repurchase
                 ----         -----        -------     -------------    ----------       -----------     ----------

                1997          $ 5.46         $ -          $ .25           $ 5.21              172,290        6,207,651

                1998          $ 5.24         $ -          $ .25           $ 4.99               35,114        6,172,537

                1999          $ 6.16         $ -          $ .375          $ 5.79               77,344        6,095,193

                2000          $ 6.73         $ -          $ .625          $ 6.11              206,531        5,888,662




NOTE 5.        PROVISION FOR INCOME TAXES

               As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. The deferred taxes are the result of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties.

               A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                                           Year Ended December 31,
                                                -----------------------------------------------------------------------------
                                                         2000                         1999                         1998
                                                -----------------------     ----------------------     ----------------------
                                                    Amount           %        Amount           %        Amount          %
                                                -----------       -----     -----------       ----     -----------     ----
               Provision based on the
                 statutory rate (for taxable
                 income up to $10,000,000)      $ 2,921,000        34.0     $ 1,825,000       34.0     $ 2,369,000     34.0

               Tax effect of:
                 Non-taxable status of the
                  Programs and Everflow          (2,965,000)      (34.5)     (1,866,000)     (34.8)     (2,097,000)   (30.1)
                 Excess statutory depletion         (83,000)       (1.0)        (72,000)      (1.3)        (95,000)    (1.4)
                 Graduated tax rates, state
                  income tax and other - net        127,000         1.5          35,000        0.6        (107,000)    (1.5)
                                                -----------       -----     -----------       ----     -----------     ----

                        Total                   $        --       $  --     $   (78,000)      (1.5)    $    70,000      1.0
                                                ===========       =====     ===========       ====     ===========     ====

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.        PROVISION FOR INCOME TAXES (CONTINUED)

               EEI has percentage depletion deduction carryforwards for tax purposes of approximately $2,200,000. These carryforwards can be carried forward indefinitely. For financial reporting purposes, the deferred tax liability at December 31, 2000 and 1999 has been reduced by approximately $730,000 and $780,000, respectively, for the tax effect of carryforwards.

NOTE 6.        RETIREMENT PLAN

               The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. Certain contributions to the plan are at the discretion of EMC's Board of Directors. The Company made a profit sharing contribution in 1998 and matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 50% of the first 6% of a participant's salary reduction in 1998 and 1999. Beginning in 2000, the Company matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 100% of the first 6% of a participant's salary reduction. The amounts attributable to the Company's matching contribution vest immediately. The Company made contributions of $52,683, $38,879 and $83,295 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 7.        RELATED PARTY TRANSACTIONS

               Since 1989, EEI provided certain employees with an opportunity to receive assignments of certain overriding royalty interests which were created at the time EEI generated certain oil and gas leases. Certain employees of the Company have been given the option of having a portion of their compensation in the form of an assignment in certain of such overriding royalty interests. Those employees who elect to receive a portion of their compensation in this form receive an assignment of a pro rata portion of each of the overriding royalty interests selected. During the calendar years ended December 31, 2000, 1999 and 1998, approximately $140,000, $117,000 and $180,000, respectively, was distributed to such employees from such overriding royalty interests.

               The Company's Officers, Directors, Affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at LIBOR plus 150 basis points. Such receivables are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

NOTE 8. BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS

               The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylvania, in the exploration, development and production of oil and gas.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8. BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

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

               Gas sales accounted for 84%, 89% and 93% of total oil and gas sales in 2000, 1999 and 1998, respectively. Approximate percentages of oil and gas sales from significant purchasers for the years ended December 31, 2000, 1999 and 1998, respectively, were as follows:


                            Customer                           2000         1999          1998
                            --------                           ----         ----          ----
              The East Ohio Gas Company and its affiliates
               ("East Ohio")                                    53%          67%           74%
              Ergon Oil Purchasing, Inc. ("Ergon Oil")          16           11             7
              Interstate Gas Supply, Inc. ("Interstate")        11            -             -
                                          -                     --           --            --
                                                                80%          78%           81%
                                                                ==           ==            ==

               The Company expects that East Ohio, Ergon Oil and Interstate will be the only major customers in 2001.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8.        BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

               The Company has various gas purchase agreements with East Ohio. Pursuant to the agreements and subject to certain restrictions and adjustments, including termination clauses, East Ohio is obligated to purchase, and the Company is obligated to sell, all natural gas production from a specified list of wells. A summary of Everflow's principal East Ohio Gas contract at December 31, 2000 follows:

                 Contract        Period         Number          Required        Shut-In          Limitation
                   Date         Covered        of Wells        Purchases      Provisions         Provisions
                -----------    -----------    -----------    -----------      -----------      ---------------
                    9/3/91     11/91-10/01       423        275 days/year      Maximum of       May-Oct. - 50% of
                                                                               60 days (Nov.-   production from
                                                                               April)           prior 6 month period


                                                               Net Price per MCF
                                --------------------------------------------------------------------------------------
                                                                  Adjusted Prices
                 Contract       --------------------------------------------------------------------------------------
                   Date         11/98-4/99    5/99-10/99     11/99-4/00        5/00-10/00      11/00-4/01    5/01-10/01
                -----------    -----------    -----------    -----------      -----------      ------------  ----------
                    9/3/91        $ 3.71        $ 3.08         $ 3.35            $ 2.72           $ 4.83       $ 4.20



               As detailed in the table, the price paid for natural gas purchased under the contract varies with the production period. Pricing under the contract is adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in East Ohio's average Gas Cost Recovery ("GCR") rates. Additionally, the contract provides for a price cap equal to the quarterly GCR, which amounted to $7.18, $3.93 and $3.84 in November 2000, 1999 and 1998, respectively. Price caps related to this contract are not included in the table. The net price per MCF includes $.20 per MCF for transportation less a $.02 per MCF metering charge. The contract, which terminates in 2001, will be replaced by short-term contracts with primary terms of one year. These new short-term contracts will provide fixed pricing of $4.56 to $4.73 per MCF for production of 100,000 MCF per month. Gas production in excess of 100,000 MCF per month (estimated to average between 50,000 and 100,000 MCF per month) that was under the principal East Ohio Gas contract is expected to be sold at prices in effect at the time of production. There will be no significant production restrictions under these new contracts.

               At December 31, 2000, in addition to the principal East Ohio contract described above, the Company has various short-term contracts (covering production from 170 gross wells at December 31, 2000) which obligate the purchasers to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods which have primary terms of one year. All of the wells are covered by fixed price contracts that provide for the sale of the Company's gas at $3.02 to $5.35 per MCF. There are no significant production restrictions under the Company's short-term contracts as they relate to the Company's existing wells. Future wells can be added to certain of the contracts subject to gross production restrictions under the contracts.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9.        COMMITMENTS AND CONTINGENCIES

               Everflow paid a dividend in January 2001 of $.25 per Unit. The distribution amounted to approximately $1,489,000.

               The Company is the general partner in certain oil and gas partnerships. As general partner, the Company shares in unlimited liability to third parties with respect to the operations of the partnerships and may be liable to limited partners for losses attributable to breach of fiduciary obligations.

NOTE 10.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

               The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999:


                                                                  Quarters Ended
                                                --------------------------------------------------
                                                  March 31     June 30   September 30  December 31
                                                ----------   ----------  ------------  -----------
               2000
               ----
                 Revenues                       $4,584,831   $3,328,253   $3,313,751   $5,694,304
                 Income from operations          1,782,528    1,403,796    1,241,006    3,892,571
                 Net income                      1,826,116    1,474,780    1,301,405    3,988,456
                 Net income per unit                   .30          .24          .22          .67



                                                                  Quarters Ended
                                                --------------------------------------------------
                                                  March 31     June 30   September 30  December 31
                                                ----------   ----------  ------------  -----------

               1999
               ----
                 Revenues                       $4,220,169   $2,714,639   $2,605,532   $5,522,830
                 Income from operations          1,453,780      811,510      891,562    2,133,996
                 Net income                      1,443,628      815,625      898,595    2,288,093
                 Net income per unit                   .23          .13          .15          .37

               Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the volatility and seasonality of oil and gas production and prices, the highly competitive and, at times, seasonal nature of the oil and gas industry and worldwide economic conditions.

NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

               The following supplemental unaudited oil and gas information is required by Statement of Financial Accounting Standards (SFAS) No. 69, "Disclosures About Oil and Gas Producing Activities."

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

               The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the continental United States.


                   CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                                    December 31,
                                                     ------------------------------------------
                                                        2000            1999             1998
                                                        ----            ----             ----
               Proved oil and gas properties          $112,341,851   $110,483,039   $110,178,841
               Pipeline and support equipment              504,222        507,472        506,153
                                                      ------------   ------------   ------------
                                                       112,846,073    110,990,511    110,684,994
               Accumulated depreciation, depletion,
                amortization and write down             68,469,693     64,241,134     61,379,736
                                                      ------------   ------------   ------------

               Net capitalized costs                  $ 44,376,380   $ 46,749,377   $ 49,305,258
                                                      ============   ============   ============



               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES


                                                                        December 31,
                                                      ------------------------------------------
                                                            2000           1999          1998
                                                            ----           ----          ----

               Property acquisition costs             $    175,875   $    292,852   $    629,603
               Development costs, including
                 prepayments                             2,333,387      2,614,116      5,105,622



               In 2000, 1999 and 1998, development costs include the purchase of approximately $-0-, $1,452,000 and $348,000, respectively, of producing oil and gas properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)



           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES


                                                                    December 31,
                                                       --------------------------------------------
                                                          2000             1999              1998
                                                       ------------    ------------    ------------
               Oil and gas sales                       $ 16,490,904    $ 14,639,109    $ 16,058,164
               Production costs                          (2,244,926)     (2,638,217)     (2,550,686)
               Depreciation, depletion and
                 amortization                            (4,510,787)     (4,762,466)     (4,904,221)
               Abandonment and write down of
                 oil and gas properties                    (400,000)       (648,742)       (964,226)
                                                       ------------    ------------    ------------
                                                          9,335,191       6,589,684       7,639,031

               Income tax expense                           100,000         115,000         150,000
                                                       ------------    ------------    ------------

               Results of operations for oil and gas
                 producing activities (excluding
                 corporate overhead and financing
                 costs)                                $  9,235,191    $  6,474,684    $  7,489,031
                                                       ============    ============    ============

               Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES


                                                                       Oil            Gas
                                                                      (BBLS)         (MCF)
                                                                 -----------       -----------
               Balance, January 1, 1998                              822,000        40,657,000
                 Extensions, discoveries and other
                  additions                                           67,000         4,844,000
                 Production                                          (94,000)       (4,575,000)
                 Revision of previous estimates                      140,000        11,977,000
                                                                 -----------       -----------

               Balance, December 31, 1998                            935,000        52,903,000
                 Extensions, discoveries and other
                  additions                                           38,000         4,018,000
                 Production                                          (97,000)       (4,245,000)
                 Revision of previous estimates                       (1,000)       (1,170,000)
                                                                 -----------       -----------

               Balance, December 31, 1999                            875,000        51,506,000
                 Extensions, discoveries and other
                  additions                                            3,000         1,195,000
                 Production                                          (92,000)       (4,196,000)
                 Revision of previous estimates                      128,000            29,000
                                                                 -----------       -----------

               Balance, December 31, 2000                            914,000        48,534,000
                                                                 ===========       ===========


               PROVED DEVELOPED RESERVES:
                 December 31, 1997                                   822,000        40,657,000
                 December 31, 1998                                   935,000        52,903,000
                 December 31, 1999                                   875,000        51,506,000
                 December 31, 2000                                   914,000        48,534,000




               The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 2000 and 1999, the Company had 780 and 1,300 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $682,206 and $1,227,979 at December 31, 2000 and 1999, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                 NET CASH FLOWS

                                                         December 31,
                                            -----------------------------------
                                               2000        1999          1998
                                               ----        ----          ----
                                                (Thousands of Dollars)
Future cash inflows from sales of oil
  and gas                                   $ 248,711    $ 166,772    $ 153,538
Future production and development
  costs                                        81,641       64,142       57,255
Future income tax expense                       3,971        2,405        2,253
                                            ---------    ---------    ---------

Future net cash flows                         163,099      100,225       94,030
Effect of discounting future net cash
  flows at 10% per annum                       81,125       46,532       42,551
                                            ---------    ---------    ---------

Standardized measure of discounted
  future net cash flows                     $  81,974    $  53,693    $  51,479
                                            =========    =========    =========

                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS


                                                    Year Ended December 31,
                                            ------------------------------------
                                               2000          1999          1998
                                               ----          ----          ----
                                                   (Thousands of Dollars)

Balance, beginning of year                  $  53,693    $  51,479    $  46,094
Extensions, discoveries and other
  additions                                     2,141        4,486        6,004
Development costs incurred                        245          298          801
Revision of previous estimates                  1,133       (2,240)      11,926
Sales of oil and gas, net of production
  costs                                       (14,246)     (12,001)     (13,507)
Net change in income taxes                       (708)         (55)         (60)
Net changes in prices and production
costs                                          28,769        3,304       (1,193)
Accretion of discount                           5,369        5,148        4,609
Other                                           5,578        3,274       (3,195)
                                            ---------    ---------    ---------

Balance, end of year                        $  81,974    $  53,693    $  51,479
                                            =========    =========    =========

                        EVERFLOW EASTERN PARTNERS, L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

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