Form 10-Q
period 2001-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2001-05-14
CIK 868082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO                     .
                               --------------------   --------------------

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                34-1659910
       -----------------------------------                ----------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                   Identification No.)

               585 West Main Street
                   P.O. Box 629
                  CANFIELD, OHIO                                44406
-------------------------------------------------           ------------
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
         There were 5,888,662 Units of limited partnership interest of the Registrant as of May 11, 2001. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

         Except as otherwise indicated, the information contained in this Report is as of March 31, 2001.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX

                      DESCRIPTION                                                                     PAGE NO.
                      -----------                                                                     --------


Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 March 31, 2001 and December 31, 2000                                    F-1

                           Consolidated Statements of Income
                                 Three Months Ended March 31, 2001 and 2000                              F-3

                           Consolidated Statements of Partners' Equity
                                 Three Months Ended March 31, 2001 and 2000                              F-4

                           Consolidated Statements of Cash Flows
                                 Three Months Ended March 31, 2001 and 2000                              F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2001 and December 31, 2000
                      ------------------------------------

                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                            (Unaudited)              (Audited)
                                                                             ---------                -------
           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                                                $       2,146,317       $       1,997,978
   Accounts receivable:
     Production                                                                2,462,019               3,078,235
     Officers and employees                                                      391,999                 406,842
     Joint venture partners                                                       84,545                 114,708
   Short-term investments                                                      5,683,947               3,623,374
   Other                                                                          75,453                  79,729
                                                                          --------------          --------------
     Total current assets                                                     10,844,280               9,300,866

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                                                      112,965,061             112,341,851
   Pipeline and support equipment                                                504,222                 504,222
   Corporate and other                                                         1,547,003               1,539,824
                                                                          --------------          --------------
                                                                             115,016,286             114,385,897

   Less accumulated depreciation, depletion,
     amortization and write down                                             (70,236,155)            (68,746,486)
                                                                          --------------          --------------
                                                                              44,780,131              45,639,411

OTHER ASSETS                                                                     103,017                 103,017
                                                                          --------------          --------------

                                                                       $      55,727,428       $      55,043,294
                                                                          ==============          ==============


See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2001 and December 31, 2000
                      ------------------------------------

                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                            (Unaudited)              (Audited)
                                                                             ---------                -------

           LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                   $          59,740       $          58,595
   Accounts payable                                                              967,926               1,018,959
   Accrued expenses                                                              287,450                 292,684
                                                                          --------------          --------------
       Total current liabilities                                               1,315,116               1,370,238

LONG-TERM DEBT, NET OF CURRENT PORTION                                           563,649                 579,227

DEFERRED INCOME TAXES                                                             50,000                  50,000

COMMITMENTS AND CONTINGENCIES                                                         -                       -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 5,888,662 Units                                 53,192,564              52,446,234

GENERAL PARTNER'S EQUITY                                                         606,099                 597,595
                                                                          --------------          --------------
       Total partners' equity                                                 53,798,663              53,043,829
                                                                          --------------          --------------

                                                                       $      55,727,428       $      55,043,294
                                                                          ==============          ==============


See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 2001 and 2000
                   ------------------------------------------
                                   (Unaudited)
                                   -----------

                                                        2001             2000
                                                        ----             ----

REVENUES
   Oil and gas sales                                $ 4,743,994     $ 4,451,767
   Well management and operating                        131,588         132,368
   Other                                                  1,520             696
                                                    -----------     -----------
                                                      4,877,102       4,584,831

DIRECT COST OF REVENUES
   Production costs                                     767,617         835,202
   Well management and operating                         34,032          33,544
   Depreciation, depletion and amortization           1,474,798       1,516,833
   Abandonment and write down of
     oil and gas properties                              50,000          75,000
                                                    -----------     -----------
       Total direct cost of revenues                  2,326,447       2,460,579

GENERAL AND ADMINISTRATIVE EXPENSE                      369,760         341,724
                                                    -----------     -----------
       Total cost of revenues                         2,696,207       2,802,303
                                                    -----------     -----------

INCOME FROM OPERATIONS                                2,180,895       1,782,528

OTHER INCOME (EXPENSE)
   Interest income                                       74,660          57,733
   Interest expense                                     (11,781)        (14,145)
                                                    -----------     -----------
                                                         62,879          43,588
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                            2,243,774       1,826,116

PROVISION FOR INCOME TAXES
   Current                                                    -               -
   Deferred                                                   -               -
                                                    -----------     -----------

NET INCOME                                          $ 2,243,774     $ 1,826,116
                                                    ===========     ===========

Allocation of Partnership Net Income
     Limited Partners                                 2,218,495       1,806,232
     General Partner                                     25,279          19,884
                                                    -----------     -----------
                                                    $ 2,243,774     $ 1,826,116
                                                    ===========     ===========

Net income per unit                                 $       .38     $       .30
                                                    ===========     ===========

See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   Three Months Ended March 31, 2001 and 2000
                   ------------------------------------------
                                   (Unaudited)

                                                   2001                2000
                                               ------------        ------------


PARTNERS' EQUITY - JANUARY 1                   $ 53,043,829        $ 53,288,759

   Net income                                     2,243,774           1,826,116

   Cash distributions                            (1,488,940)         (1,540,574)
                                               ------------        ------------

PARTNERS' EQUITY - MARCH 31                    $ 53,798,663        $ 53,574,301
                                               ============        ============











See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2001 and 2000
                   ------------------------------------------
                                   (Unaudited)

                                                             2001             2000
                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 2,243,774    $ 1,826,116
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization             1,489,669      1,529,852
       Abandonment and write down of
         oil and gas properties                                50,000         75,000
       Changes in assets and liabilities:
         Accounts receivable                                  646,379        601,192
         Short-term investments                            (2,060,573)    (2,538,798)
         Other current assets                                   4,276          3,231
         Other assets                                               -            674
         Accounts payable                                     (51,033)       (53,931)
         Accrued expenses                                      (5,234)         4,055
                                                          -----------    -----------
           Total adjustments                                   73,484       (378,725)
                                                          -----------    -----------
              Net cash provided by operating activities     2,317,258      1,447,391

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                 58,592        112,269
   Advances disbursed to officers and employees               (43,749)       (38,232)
   Purchase of property and equipment                        (680,389)      (497,478)
                                                          -----------    -----------
              Net cash used by investing activities          (665,546)      (423,441)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                           (1,488,940)    (1,540,574)
   Payments on debt, including revolver activity              (14,433)       (13,313)
                                                          -----------    -----------
              Net cash used by financing activities        (1,503,373)    (1,553,887)
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS                                                148,339       (529,937)

CASH AND EQUIVALENTS AT BEGINNING
   OF YEAR                                                  1,997,978      2,684,605
                                                          -----------    -----------

CASH AND EQUIVALENTS AT END OF
   FIRST QUARTER                                          $ 2,146,317    $ 2,154,668
                                                          ===========    ===========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest                                             $    12,097    $    13,391
     Income taxes                                                   -              -



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

                           Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 1.           Organization and Summary of Significant Accounting Policies
                  (Continued)

                  B.       Organization (Continued)

                           Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow, and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation ("EMC"), two individuals who are Officers and Directors of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

                  C. Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI and EEI's wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, "the Company") which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,888,662 and 6,095,193 for the three months ended March 31, 2001 and 2000, respectively.

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

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $623,389 and $637,822 at March 31, 2001 and December 31, 2000, respectively, and at March 31, 2001 bear interest at fixed (converting in certain subsequent years to variable) rates ranging from 6.51% - 8.65% and a weighted average rate of 7.27%. The notes at March 31, 2001 require aggregate payments of principal and interest of $8,647 per month.

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

                                  (CONTINUED)

Note 4.           Partners' Equity (Continued)

                  more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2000 calculation, is $9.73 per Unit, net of the distributions ($.625 per Unit in total) made in January and April 2001.

                  Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

                              Calculated                                                               Units
                              Price for                   Less                         # of       Out-standing
                              Repurchase  Premium        Interim          Net          Units        Following
                    Year         Right    Offered     Distributions   Price Paid    Repurchased     Repurchase
                    ----    -----------  ---------    -------------   ----------    -----------     ----------

                    1996        $4.48       $.27           $.250         $4.50          53,103       6,379,941
                    1997        $5.46       $ -            $.250         $5.21         172,290       6,207,651
                    1998        $5.24       $ -            $.250         $4.99          35,114       6,172,537
                    1999        $6.16       $ -            $.375         $5.79          77,344       6,095,193
                    2000        $6.73       $ -            $.625         $6.11         206,531       5,888,662

Note 5.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in April 2001 of $.375 per Unit to Unitholders of record on March 31, 2001. The distribution amounted to approximately $2,230,000.

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

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at March 31, 2001 and December 31, 2000:

                                                       MARCH 31, 2001                 DECEMBER 31, 2000
                                                  ------------------------         --------------------

         (Amounts in Thousands)                    Amount            %              Amount            %
                                                  ----------        ---            ----------        ---

     Working capital                           $       9,529         18%        $       7,931         15%
     Property and equipment (net)                     44,780         82                45,639         85
     Other                                               103         -                    103         -
                                                  ----------        ---            ----------        ---
         Total                                 $      54,412        100%        $      53,673        100%
                                                  ==========        ===            ==========        ===

     Long-term debt                            $         563          1%                  579          1%
     Deferred income taxes                                50         -                     50         -
     Partners' equity                                 53,799         99                53,044         99
                                                  ----------        ---            ----------        ---
         Total                                 $      54,412        100%        $      53,673        100%
                                                  ==========        ===            ==========        ===

         Working capital surplus of $9.5 million as of March 31, 2001 represented an increase of $1.6 million from December 31, 2000 due primarily to an increase in short-term investments. The increase was partially offset by a reduction in accounts receivable.

         In September 2000, the Company modified its revolving credit facility. The facility provides for a revolving line of credit in the amount of $4.0 million, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with principal due at maturity, May 31, 2002. The Company anticipates renewing the facility every other year to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Management of the Company believes this revolving credit facility is sufficient to allow the Company to continue to fund the development of oil and gas properties, repurchase Units pursuant to the Repurchase Right and make quarterly cash distributions.

         The Company's cash flow from operations before the change in working capital increased $352 thousand, or 10%, during the three months ended March 31, 2001 as compared to the same period in 2000. Changes in working capital other than cash and cash equivalents decreased cash by $1.5 million during the three months ended March 31, 2001. The increase in short-term investments of $2.1 million at March 31, 2001 from December 31,

2000 is primarily the result of higher investments in marketable corporate debt securities at March 31, 2001.

         Cash flows provided by operating activities was $2.3 million for the three months ended March 31, 2001. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution, respectively.

         Borrowings for operations may be required during the summer months due to the seasonal nature of the gas purchase agreements with The East Ohio Gas Company entered into beginning in 1991. Seasonal price reductions and production restrictions during the summer months reduce operating revenues and consequently cash flows from operations during such periods.

         In the fall of 2000, the Company received an increase in the price received for natural gas pursuant to the pricing adjustment contained in the Company's Intermediate Term Adjustable Price Gas Purchase Agreement with The East Ohio Gas Company. The Company anticipates this pricing adjustment should increase cash flow from gas production during 2001, assuming similar production levels. Recent natural gas prices have increased and will increase the Company's cash flows from gas production should pricing remain at such levels.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2001 and 2000. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------

                                                            2001        2000
                                                            ----        ----

         Revenues:
              Oil and gas sales                               97%        97%
              Well management and operating                    3          3
                                                           -----       ----
                  Total Revenues                             100        100
         Expenses:
              Production costs                                16         18
              Well management and operating                    1          1
              Depreciation, depletion and amortization        30         33
              Abandonment and write down of
                  oil and gas properties                       1          2
              General and administrative                       7          7
              Other                                           (1)        (1)
                                                            ----        ---
                  Total Expenses                              54         60
                                                           -----       ----
         Net income                                           46%        40%
                                                           =====       ====

         Revenues for the three months ended March 31, 2001 increased $292 thousand, or 6%, compared to the same period in 2000. This increase was due to an increase in oil and gas sales during the first three months of 2001, as compared to the same period in 2000.

         Oil and gas sales increased $292 thousand, or 7%, during the three months ended March 31, 2001 compared to the same period in 2000. Higher natural gas prices during the first quarter of 2001 were responsible for this increase compared to this same period in 2000. This increase was mitigated by lower production volumes.

         Production costs decreased $68 thousand, or 8%, during the three months ended March 31, 2001 compared to the same period in 2000. Lower production volumes and operating costs were responsible for this decrease between 2000 and 2001.

         Depreciation, depletion and amortization decreased $42 thousand, or 3%, during the three months ended March 31, 2001 compared to the same period in 2000. The decrease in depreciation, depletion and amortization is the result of reduced production from producing oil and gas properties.

         General and administrative expenses increased $28 thousand, or 8%, during the first quarter of 2001 compared to the first quarter of 2000. The primary reason for this increase is due to higher personnel costs and overhead expenses associated with ongoing administration.

         The Company reported net income of $2.2 million, an increase of $418 thousand, or 23%, during the three months ended March 31, 2001 compared to the same period in 2000. The increase in oil and gas sales and decreases in production costs and depreciation, depletion and amortization were primarily responsible for this increase in net income. Net income represented 46% and 40% of total revenue during the three months ended March 31, 2001 and 2000, respectively.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statement include price fluctuations in the natural gas and crude oil markets in the Appalachian Basin, the weather in the Northeast Ohio area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate economically productive oil and gas prospects for development by the Company.

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

                             EVERFLOW EASTERN PARTNERS, L.P.

                             By:  EVERFLOW MANAGEMENT LIMITED, LLC
                                  General Partner

                             By:  EVERFLOW MANAGEMENT CORPORATION
                                  Managing Member

May 11, 2001                 By:  /s/William A. Siskovic
                                ------------------------
                                  William A. Siskovic

                                  Vice President and Principal Financial and
                                  Accounting Officer
                                  (Duly Authorized Officer)