Form 10-Q
period 2001-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2001-08-14
CIK 868082

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Delaware                                   34-1659910
       -----------------------------------                ---------------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

               585 West Main Street
                   P.O. Box 629
                  Canfield, Ohio                                   44406
   ----------------------------------------------           -----------------
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

         There were 5,771,174 Units of limited partnership interest of the Registrant as of August 13, 2001. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

          Except as otherwise indicated, the information contained in this Report is as of June 30, 2001.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                      DESCRIPTION                                             PAGE NO.
                      -----------                                             --------


Part I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                         June 30, 2001 and December 31, 2000                     F-1

                   Consolidated Statements of Income
                         Three and Six Months Ended June 30, 2001 and 2000       F-3

                   Consolidated Statements of Partners' Equity
                         Six Months Ended June 30, 2001 and 2000                 F-4

                   Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 2001 and 2000                 F-5

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



                        EVERFLOW EASTERN PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                      June 30, 2001 and December 31, 2000
                      -----------------------------------



                                                                 June 30,                    December 31,
                                                                   2001                         2000
                                                                (Unaudited)                   (Audited)
                                                                 ---------                     -------

           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                                       $     860,854                $   1,997,978
   Accounts receivable:
     Production                                                   1,698,676                    3,078,235
     Officers and employees                                         380,519                      406,842
     Joint venture partners                                          68,813                      114,708
   Short-term investments                                         6,740,978                    3,623,374
   Other                                                             65,015                       79,729
                                                              -------------                -------------
     Total current assets                                         9,814,855                    9,300,866

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                                         114,126,394                  112,341,851
   Pipeline and support equipment                                   504,222                      504,222
   Corporate and other                                            1,547,003                    1,539,824
                                                              -------------                -------------
                                                                116,177,619                  114,385,897

   Less accumulated depreciation, depletion,
     amortization and write down                                (71,239,393)                 (68,746,486)
                                                              -------------                -------------
                                                                 44,938,226                   45,639,411

OTHER ASSETS                                                        103,017                      103,017
                                                              -------------                -------------

                                                              $  54,856,098                $  55,043,294
                                                              =============                =============


           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                      June 30, 2001 and December 31, 2000
                      -----------------------------------

                                                                           June 30,                  December 31,
                                                                             2001                       2000
                                                                          (Unaudited)                 (Audited)
                                                                           ---------                   -------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------


CURRENT LIABILITIES
   Current portion of long-term debt                                      $    57,348                $    58,595
   Accounts payable                                                         1,848,353                  1,018,959
   Accrued expenses                                                            60,306                    292,684
                                                                          -----------                -----------
       Total current liabilities                                            1,966,007                  1,370,238

LONG-TERM DEBT, NET OF CURRENT PORTION                                        548,061                    579,227

DEFERRED INCOME TAXES                                                          50,000                     50,000

COMMITMENTS AND CONTINGENCIES                                                    --                         --

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 5,771,174 and
       5,888,662 Units, respectively                                       51,691,049                 52,446,234

GENERAL PARTNER'S EQUITY                                                      600,981                    597,595
                                                                          -----------                -----------
       Total partners' equity                                              52,292,030                 53,043,829
                                                                          -----------                -----------

                                                                          $54,856,098                $55,043,294
                                                                          ===========                ===========




           See notes to unaudited consolidated financial statements.


                                          EVERFLOW EASTERN PARTNERS, L.P.

                                         CONSOLIDATED STATEMENTS OF INCOME

                                 Three and Six Months Ended June 30, 2001 and 2000
                                 -------------------------------------------------
                                                    (Unaudited)


                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
                                             ----------------------------   --------------------------
                                                  2001            2000          2001           2000
                                                  ----            ----          ----           ----

REVENUES
   Oil and gas sales                          $ 3,663,270    $ 3,217,287    $ 8,407,264    $ 7,669,054
   Well management and operating                  109,098        110,036        240,686        242,404
   Other                                              981            930          2,501          1,626
                                              -----------    -----------    -----------    -----------
                                                3,773,349      3,328,253      8,650,451      7,913,084
DIRECT COST OF REVENUES
   Production costs                               586,600        525,686      1,354,217      1,360,888
   Well management and operating                   38,376         25,071         72,408         58,615
   Depreciation, depletion and amortization       987,589        980,269      2,462,387      2,497,102
   Abandonment and write down of
     oil and gas properties                        50,000         75,000        100,000        150,000
                                              -----------    -----------    -----------    -----------
       Total direct cost of revenues            1,662,565      1,606,026      3,989,012      4,066,605

GENERAL AND ADMINISTRATIVE
   EXPENSE                                        302,473        318,431        672,233        660,155
                                              -----------    -----------    -----------    -----------
       Total cost of revenues                   1,965,038      1,924,457      4,661,245      4,726,760
                                              -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                          1,808,311      1,403,796      3,989,206      3,186,324

OTHER INCOME (EXPENSE)
   Interest income                                 73,168         78,299        147,828        136,032
   Interest expense                               (11,544)        (7,315)       (23,325)       (21,460)
                                              -----------    -----------    -----------    -----------
                                                   61,624         70,984        124,503       (114,572)
                                              -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                      1,869,935      1,474,780      4,113,709      3,300,896

PROVISION FOR INCOME TAXES
   Current                                           --             --             --             --
   Deferred                                          --             --             --             --
                                              -----------    -----------    -----------    -----------
                                                     --             --             --             --
                                              -----------    -----------    -----------    -----------

NET INCOME                                    $ 1,869,935    $ 1,474,780    $ 4,113,709    $ 3,300,896
                                              ===========    ===========    ===========    ===========

Allocation of Partnership Net Income
   Limited Partners                           $ 1,848,868    $ 1,458,722    $ 4,067,364    $ 3,264,954
   General Partner                                 21,067         16,058         46,345         35,942
                                              -----------    -----------    -----------    -----------
                                              $ 1,869,935    $ 1,474,780    $ 4,113,709    $ 3,300,896
                                              ===========    ===========    ===========    ===========

Earnings per unit                             $       .31    $       .24    $       .69    $       .54
                                              ===========    ===========    ===========    ===========



           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                    Six Months Ended June 30, 2001 and 2000
                    ---------------------------------------
                                  (Unaudited)



                                            2001                 2000
                                            ----                 ----


PARTNERS' EQUITY - JANUARY 1           $ 53,043,829          $ 53,288,759

   Net income                             4,113,709             3,300,896

   Cash distributions                    (3,722,350)           (3,851,433)

   Repurchase Right - Units tendered     (1,143,158)           (1,261,904)
                                       ------------          ------------

PARTNERS' EQUITY - JUNE 30             $ 52,292,030          $ 51,476,318
                                       ============          ============















           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended June 30, 2001 and 2000
                    ---------------------------------------
                                  (Unaudited)


                                                                               2001                    2000
                                                                               ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $    4,113,709           $    3,300,896
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                             2,492,907                2,523,141
       Abandonment and write down of
         oil and gas properties                                               100,000                  150,000
       Changes in assets and liabilities:
         Accounts receivable                                                1,425,454                1,236,800
         Short-term investments                                            (3,117,604)              (4,103,119)
         Other current assets                                                  14,714                  (24,011)
         Other assets                                                            --                     51,349
         Accounts payable                                                    (313,764)                (327,301)
         Accrued expenses                                                    (232,378)                (114,990)
                                                                       --------------           --------------
           Total adjustments                                                  369,329                 (608,131)
                                                                       --------------           --------------
              Net cash provided by operating activities                     4,483,038                2,692,765

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                                134,902                  204,043
   Advances disbursed to officers and employees                              (108,579)                 (82,094)
   Purchase of property and equipment                                      (1,891,722)              (1,060,933)
                                                                       --------------           --------------
              Net cash used by investing activities                        (1,865,399)                (938,984)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                           (3,722,350)              (3,851,433)
   Payments on debt, including revolver activity                              (32,413)                 (30,030)
                                                                       --------------           --------------
              Net cash used by financing activities                        (3,754,763)              (3,881,463)
                                                                       --------------           --------------
NET (DECREASE) IN CASH AND EQUIVALENTS                                     (1,137,124)              (2,127,682)
                                                                       --------------           --------------
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                                   1,997,978                2,684,605
                                                                       --------------           --------------
CASH AND EQUIVALENTS AT END OF
  SECOND QUARTER                                                       $      860,854           $      556,923
                                                                       ==============           ==============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                          $       23,325           $       21,266
     Income taxes                                                                --                       --

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

                  C. Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly owned subsidiaries, including EEI and EEI's wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, "the Company") which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,888,662 for the three and six months ended June 30, 2001 and 6,095,193 for the three and six months ended June 30, 2000.

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

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $605,409 and $637,822 at June 30, 2001 and December 31, 2000, respectively, and at June 30, 2001 bear interest at fixed (converting in certain subsequent years to variable) rates ranging from 6.51% - 8.65% and a

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 3.           Credit Facilities and Long-Term Debt (Continued)

                  weighted average rate of 7.27%. The notes at June 30, 2001 require aggregate payments of principal and interest of $8,647 per month.

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

                  Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

                              Calculated                                                       Units
                              Price for           Less                          # of       Out-standing
                              Repurchase        Interim           Net           Units        Following
                    Year          Right      Distributions     Price Paid    Repurchased    Repurchase
                    ----          -----      -------------     ----------    -----------    ----------

                    1997        $5.46            $.250           $5.21          172,290      6,207,651
                    1998        $5.24            $.250           $4.99           35,114      6,172,537
                    1999        $6.16            $.375           $5.79           77,344      6,095,193
                    2000        $6.73            $.625           $6.11          206,531      5,888,662
                    2001       $10.35            $.625           $9.73          117,488      5,771,174

Note 5.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in July 2001 of $.50 per Unit to Unitholders of record on June 30, 2001. The distribution amounted to approximately $2,900,000.

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

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at June 30, 2001 and December 31, 2000:

                                                  June 30, 2001             December 31, 2000
                                                  -------------             -----------------
         (Amounts in Thousands)                 Amount        %             Amount        %
                                                ------       ---            ------       ---


          Working capital                      $ 7,849          15%         $ 7,931          15%
          Property and equipment (net)          44,938          85           45,639          85
          Other                                    103        --                103        --
                                               -------     -------          -------     -------
              Total                            $52,890         100%         $53,673         100%
                                               =======     =======          =======     =======

          Long-term debt                       $   548           1%             579           1%
          Deferred income taxes                     50        --                 50        --
          Partners' equity                      52,292          99           53,044          99
                                               -------     -------          -------     -------
               Total                           $52,890         100%         $53,673         100%
                                               =======     =======          =======     =======

         Working capital surplus of $7.8 million as of June 30, 2001 represented a decrease of approximately $82 thousand from December 31, 2000. The decrease was the result of decreases in cash and equivalents, accounts receivable and an increase in accounts payable. The decrease was offset by an increase in short-term investments.

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

         The Company's cash flow from operations before the change in working capital increased $733 thousand, or 12%, during the six months ended June 30, 2001 as compared to the same period in 2000. Changes in working capital other than cash and equivalents decreased cash by $2.2 million during the six months ended June 30, 2001. The increase in short-term investments of $3.1 million at June 30, 2001 compared to December 31, 2000 is primarily the result of higher investments in marketable corporate debt securities at June 30, 2001.

         Cash flows provided by operating activities was $4.5 million for the six months ended June 30, 2001. Cash was used to purchase property and equipment, pay quarterly distributions and reduce debt.

         Borrowings for operations may be required during the summer months. Seasonal production restrictions during the summer months reduce operating revenues and consequently cash flows from operations during such periods.

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

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2001 and 2000. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                              Three Months               Six Months
                                                             Ended June 30,            Ended June 30,
                                                            ----------------          ----------------
                                                            2001         2000         2001        2000
                                                            ----         ----         ----        ----

         Revenues:
               Oil and gas sales                              97%          97%          97%          97%
               Well management and operating                   3            3            3            3
                                                            ----         ----         ----         ----
                   Total Revenues                            100%         100%         100%         100%
          Expenses:
               Production costs                               16%          16%          15%          17%
               Well management and operating                   1            1            1            1
               Depreciation, depletion and amortization       26           29           28           31
               Abandonment and write down of
                   oil and gas properties                      1            2            1            2
               General and administrative                      8           10            8            8
               Other                                          (2)          (2)          (1)          (1)
               Income taxes                                 --           --           --           --
                                                            ----         ----         ----         ----
                   Total Expenses                             50           56           52           58
                                                            ====         ====         ====         ====

          Net income                                          50%          44%          48%          42%
                                                            ====         ====         ====         ====

         Revenues for the three and six months ended June 30, 2001 increased $445 thousand and $737 thousand, respectively, compared to the same periods in 2000. This increase was due primarily to an increase in oil and gas sales during the three and six months ended June 30, 2001 compared to the same periods in 2000.

         Oil and gas sales increased $446 thousand, or 14%, during the three months ended June 30, 2001 compared to the same period in 2000. Oil and gas sales increased $738 thousand, or 10%, during the six months ended June 30, 2001 compared to the same six month period in 2000. These increases are the result of higher natural gas prices during the three and six months ended June 30, 2001 compared to the same periods in 2000. This increase was mitigated by lower production volumes.

         Production costs increased $61 thousand, or 12%, during the three months ended June 30, 2001 and decreased $7 thousand, or less than 1%, during the six months ended June 30, 2001 compared to the same periods in 2000. The increase is the result of higher operating costs during the three months ended June 30, 2001 compared to the same period in 2000.

         Depreciation, depletion and amortization expenses increased $7 thousand, or 1%, and decreased $35 thousand, or 1%, during the three and six months ended June 30, 2001 compared with the same periods in 2000.

         General and administrative expenses decreased $16 thousand, or 5%, and increased $12 thousand, or 2%, during the three and six months ended June 30, 2001 compared with the same periods in 2000.

         The Company reported net income of $1,870 thousand, an increase of $395 thousand, or 27%, during the three months ended June 30, 2001 compared to the same period in 2000. The Company reported net income of $4,114 thousand, an increase of $813 thousand, or 25%, during the six months ended June 30, 2001 compared to the same period in 2000. The increase in oil and gas sales was primarily responsible for these increases in net income. Net income represented 50% and 44% of total revenues during the three months ended June 30, 2001 and 2000, respectively. Net income represented 48% and 42% of total revenues during the six months ended June 30, 2001 and 2000, respectively.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statements include price fluctuations in the natural gas and crude oil markets in the Appalachian Basin, the weather in the Northeast Ohio area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate economically productive oil and gas prospects for development by the Company.

                           Part II. Other Information


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits

                     None

            (b) On July 9, 2001, the Registrant filed a current report on Form 8-K

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

                            EVERFLOW EASTERN PARTNERS, L.P.


                            By:  EVERFLOW MANAGEMENT LIMITED, LLC,
                                 General Partner

                            By:  EVERFLOW MANAGEMENT CORPORATION
                                 Managing Member


                            By:  /s/William A. Siskovic
                               ------------------------------------------------
August 13, 2001                 William A. Siskovic
                                Vice President and Principal Accounting Officer
                                (Duly Authorized Officer)