Form 10-Q
period 2001-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2001-11-13
CIK 868082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM            TO            .

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                              34-1659910
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


         585 West Main Street
             P.O. Box 629
            Canfield, Ohio                                          44406
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code: 330-533-2692

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----      ----
            There were 5,771,174 Units of limited partnership interest of the Registrant as of November 13, 2001. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

            Except as otherwise indicated, the information contained
                  in this Report is as of September 30, 2001.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX

                            DESCRIPTION                                 PAGE NO.
                            -----------                                 --------

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000              F-1

                  Consolidated Statements of Income
                    Three and Nine Months Ended
                      September 30, 2001 and 2000                         F-3

                  Consolidated Statements of Partners' Equity
                    Nine Months Ended September 30, 2001 and 2000         F-4

                  Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 2001 and 2000         F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 2001 and December 31, 2000
                    ----------------------------------------



                                                 September 30,     December 31,
                                                     2001              2000
                                                  (Unaudited)        (Audited)
                                                  -----------        ---------

                ASSETS
                ------

CURRENT ASSETS
  Cash and equivalents                           $   1,855,500    $   1,997,978
  Accounts receivable:
    Production                                       1,921,296        3,078,235
    Officers and employees                             300,508          406,842
    Joint venture partners                              71,896          114,708
  Short-term investments                             3,772,618        3,623,374
  Other                                                 58,398           79,729
                                                 -------------    -------------
    Total current assets                             7,980,216        9,300,866

PROPERTY AND EQUIPMENT
  Proved properties (successful efforts
    accounting method)                             114,777,219      112,341,851
  Pipeline and support equipment                       504,222          504,222
  Corporate and other                                1,523,004        1,539,824
                                                 -------------    -------------
                                                   116,804,445      114,385,897
  Less accumulated depreciation, depletion,
    amortization and write down                    (72,295,938)     (68,746,486)
                                                 -------------    -------------
                                                    44,508,507       45,639,411

OTHER ASSETS                                           103,017          103,017
                                                 -------------    -------------
                                                 $  52,591,740    $  55,043,294
                                                 =============    =============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 2001 and December 31, 2000
                    ----------------------------------------


                                                    September 30,   December 31,
                                                         2001           2000
                                                     (Unaudited)      (Audited)
                                                     -----------      ---------


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                  $    59,200     $    58,595
  Accounts payable                                       535,722       1,018,959
  Accrued expenses                                       166,458         292,684
                                                     -----------     -----------
      Total current liabilities                          761,380       1,370,238

LONG-TERM DEBT, NET OF CURRENT PORTION                   531,411         579,227

DEFERRED INCOME TAXES                                     50,000          50,000

COMMITMENTS AND CONTINGENCIES                                  -               -

LIMITED PARTNERS' EQUITY, SUBJECT TO
  REPURCHASE RIGHT
    Authorized - 8,000,000 Units
    Issued and outstanding - 5,771,174 and
      5,888,662 Units, respectively                   50,659,956      52,446,234

GENERAL PARTNER'S EQUITY                                 588,993         597,595
                                                     -----------     -----------
      Total partners' equity                          51,248,949      53,043,829
                                                     -----------     -----------
                                                     $52,591,740     $55,043,294
                                                     ===========     ===========


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

             Three and Nine Months Ended September 30, 2001 and 2000
             -------------------------------------------------------
                                   (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                                  ------------------                  -----------------
                                                                2001               2000                2001                2000
                                                                ----               ----                ----                ----

REVENUES
  Oil and gas sales                                         $ 3,816,514        $  3,225,986        $ 12,223,778        $ 10,895,040
  Well management and operating                                  93,842              87,383             334,528             329,787
  Other                                                             242                 382               2,743               2,008
                                                            -----------        ------------        ------------        ------------
                                                              3,910,598           3,313,751          12,561,049          11,226,835

DIRECT COST OF REVENUES
  Production costs                                              580,407             583,788           1,934,624           1,944,676
  Well management and operating                                  26,486              21,753              98,894              80,368
  Depreciation, depletion and amortization                    1,066,455           1,072,146           3,528,842           3,569,248
  Abandonment and write down
    of oil and gas properties                                    50,000             100,000             150,000             250,000
                                                            -----------        ------------        ------------        ------------
      Total direct cost of revenues                           1,723,348           1,777,687           5,712,360           5,844,292

GENERAL AND ADMINISTRATIVE EXPENSE                              338,773             295,058           1,011,006             955,213
                                                            -----------        ------------        ------------        ------------
      Total cost of revenues                                  2,062,121           2,072,745           6,723,366           6,799,505
                                                            -----------        ------------        ------------        ------------
INCOME FROM OPERATIONS                                        1,848,477           1,241,006           5,837,683           4,427,330

OTHER INCOME (EXPENSE)
  Interest income                                                38,797              72,484             186,625             208,516
  Interest expense                                             ( 11,219)           ( 12,085)           ( 34,544)           ( 33,545)
                                                            -----------        ------------        ------------        ------------
                                                                 27,578              60,399             152,081             174,971
                                                            -----------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES                                    1,876,055           1,301,405           5,989,764           4,602,301

PROVISION FOR INCOME TAXES
  Current                                                           -                   -                   -                   -
  Deferred                                                          -                   -                   -                   -
                                                            -----------        ------------        ------------        ------------

NET INCOME                                                  $ 1,876,055        $  1,301,405        $  5,989,764        $  4,602,301
                                                            -----------        ------------        ------------        ------------
Allocation of Partnership Net Income
  Limited Partners                                          $ 1,854,494        $  1,286,738        $  5,921,836        $  4,551,599
  General Partner                                                21,561              14,667              67,928              50,702
                                                            -----------        ------------        ------------        ------------
                                                            $ 1,876,055        $  1,301,405        $  5,989,764        $  4,602,301
                                                            -----------        ------------        ------------        ------------

Net Income per unit                                               $ .32               $ .22              $ 1.01               $ .76
                                                                  =====               =====              ======               =====


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 Nine Months Ended September 30, 2001 and 2000
                 ---------------------------------------------
                                  (Unaudited)



                                                     2001              2000
                                                     ----              ----

PARTNERS' EQUITY - JANUARY 1                     $ 53,043,829      $ 53,288,759

   Net income                                       5,989,764         4,602,301

   Cash distributions                             ( 6,641,486)      ( 6,084,843)

   Repurchase Right - Units tendered              ( 1,143,158)      ( 1,261,904)
                                                 ------------      ------------
PARTNERS' EQUITY - SEPTEMBER 30                  $ 51,248,949      $ 50,544,313
                                                 ------------      ------------


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 2001 and 2000
                  ---------------------------------------------
                                   (Unaudited)

                                                                            2001                      2000
                                                                            ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  5,989,764             $ 4,602,301
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                              3,573,452               3,608,908
      Abandonment and write down of oil and gas properties                    150,000                 250,000
      Changes in assets and liabilities:
        Accounts receivable                                                 1,199,751               1,572,621
        Short-term investments                                               (149,244)             (2,059,944)
        Other current assets                                                   21,331                 (21,334)
        Other assets                                                                0                  52,018
        Accounts payable                                                    ( 483,237)              ( 400,352)
        Accrued expenses                                                    ( 126,226)               ( 43,017)
                                                                         ------------             -----------
          Total adjustments                                                 4,185,827               2,958,900
                                                                         ------------             -----------
            Net cash provided by operating activities                      10,175,591               7,561,201

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on receivables from officers and
    employees                                                                 237,967                 263,275
  Advances disbursed to officers and employees                              ( 131,633)              ( 111,531)
  Purchase of property and equipment                                      ( 2,592,548)            ( 1,504,585)
                                                                         ------------             -----------
            Net cash used by investing activities                         ( 2,486,214)            ( 1,352,841)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of Units                                                     ( 1,143,158)            ( 1,261,904)
  Distributions                                                           ( 6,641,486)            ( 6,084,843)
  Payments on debt, including revolver activity                              ( 47,211)               ( 44,474)
                                                                         ------------             -----------
            Net cash used by financing activities                         ( 7,831,855)            ( 7,391,221)
                                                                         ------------             -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             ( 142,478)            ( 1,182,861)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                   1,997,978               2,684,605
                                                                         ------------             -----------
CASH AND EQUIVALENTS AT END OF THIRD QUARTER                             $  1,855,500             $ 1,501,744
                                                                         ------------             -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                             $     34,544             $    31,460
    Income taxes                                                                 -                      -


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTENRS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        B. Organization (Continued)

           Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow, and, as such is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation ("EMC"), two individuals who are Officers and Directors of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

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

           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations were 5,771,174 and 5,849,499 for the three and nine months ended September 30, 2001 and 5,888,662 and 6,026,349 for the three and nine months ended September 30, 2000, respectively.

                        EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        E. New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill.

           In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

           In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost.

           In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill.

           The Company does not believe that the impact of these four SFAS will have a significant impact on its financial position and results of operations.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


Note 3. Credit Facilities and Long-Term Debt

        In August 2001, the Company entered into an agreement that modified the prior credit agreements. The credit agreement provides for a revolving line of credit in the amount of $4,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with the principal due at maturity, May 31, 2003. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $4,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than 0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

        The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $590,611 and $637,822 at September 30, 2001 and December 31, 2000, respectively, and at September 30, 2001 bear interest at fixed (converting in certain subsequent years to variable) rates ranging from 6.51% - 8.65% and a weighted average rate of 7.27%. The notes at September 30, 2001 require aggregate payments of principal and interest of $8,647 per month.

        The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit.

                         EVERFLOW EASTERN PARTENRS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


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

        The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2000 calculation, was $9.73

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


Note 4. Partners' Equity (Continued)

        per Unit, net of the distributions ($.625 per Unit in total) made in January and April 2001.

        Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

         Calculated                                                   Units
         Price for         Less                        # of        Outstanding
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


Note 5. Commitments and Contingencies

        Everflow paid a quarterly dividend in October 2001 of $.375 per Unit to Unitholders of record on September 30, 2001. The distribution amounted to approximately $2,189,000.

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

Note 6. Gas Purchase Agreements

        The Company executed a letter agreement that replaced certain other agreements with Dominion Field Services, Inc., successor to The East Ohio Gas Company, to sell Dominion a significant portion of the Company's natural gas production through October 2003. The agreement provides for fixed pricing ranging from $3.23 to $5.35 per MCF. Fixed pricing applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the NYMEX settled price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes the Company's financial position at September 30, 2001 and December 31, 2000:

                                        September 30, 2001   December 31, 2000
                                        ------------------   -----------------
(Amounts in Thousands)                      Amount     %       Amount     %
                                            ------     -       ------     -

     Working capital                        $ 7,219    14%     $ 7,931    15%
     Property and equipment (net)            44,508    86       45,639    85
     Other                                      103     -          103     -
                                             ------    --       ------   ---
         Total                              $51,830   100%     $53,673   100%
                                            =======   ====     =======   ====
     Long-term debt                         $   531     1%         579     1%
     Deferred income taxes                       50     -           50     -
     Partners' equity                        51,249    99       53,044    99
                                             ------    --       ------   ---
          Total                             $51,830   100%     $53,673   100%
                                            =======   ====     =======   ====

     Working capital of $7.2 million as of September 30, 2001 represented a decrease of $712 thousand from December 31, 2000. The primary reasons for this decrease in working capital were due to the Company's accounts receivable and accounts payable being substantially lower at September 30, 2001 versus December 31, 2000. Seasonal gas production is responsible for the decrease in the Company's production receivable.

     In August 2001, the Company entered into an agreement that modified prior credit agreements. The new agreement provides for a revolving line of credit in the amount of $4,000,000. Management of the Company believes this line of credit is sufficient to meet the Company's funding requirements. Management of the Company believes it can maintain the current level of bank debt until such time as additional borrowings are required to fund the development and/or purchase of oil and gas properties. The Company used cash on hand to fund the payment of a quarterly distribution in October 2001.

     The Company's cash flow from operations before the change in working capital decreased $135 thousand, or 4%, during the nine months ended September 30, 2001 as compared to the same period in 2000. Abandonments and write down of oil and gas properties decreased $100 thousand during the nine months ended September 30, 2001 compared to the same period in 2000. Changes in working capital other than cash and equivalents increased cash by $462 thousand and decreased cash by $900 thousand during the nine months ended September 30, 2001 and 2000, respectively. The reductions in accounts receivable of $1,200 thousand and $1,573 thousand at September 30, 2001 and 2000, respectively, compared to December 31, 2000 and 1999 are primarily the result of lower production revenues receivable. Short-term investments increased $149 thousand and $2,060 thousand during the nine months ended September 30, 2001 and 2000, respectively. Accounts payable decreased $483 thousand and $400 thousand during the nine months ended September 30, 2001 and 2000, respectively. The reason for these changes is the result of lower production revenues payable in the summer months due to production restrictions associated with seasonal gas purchase agreements.

     Cash flows provided by operating activities was $10.2 million for the nine months ended September 30, 2001. Cash was used to purchase property and equipment, repurchase Units, pay quarterly distributions and reduce debt.

     Management of the Company believes the existing revolving credit facility of $4,000,000 should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

     The Company executed a letter agreement that replaced certain other agreements with Dominion Field Services, Inc., successor to The East Ohio Gas Company, to sell Dominion a significant portion of the Company's natural gas production through October 2003. The agreement provides for fixed pricing ranging from $3.23 to $5.35 per MCF. Fixed pricing applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the NYMEX settled price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

     The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2001 and 2000. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                           Three Months         Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                           2001     2000       2001      2000
                                           ----     ----       ----      ----

     Revenues:
       Oil and gas sales                    98%      97%         97%      97%
       Well management and operating         2        3           3        3
       Other                                 -        -           -        -
                                           ---      ---         ---      ---
         Total Revenues                    100      100         100      100

     Expenses:
       Production costs                     15       18          15       17
       Well management and operating         1        1           1        1
       Depreciation, depletion and
         amortization                       27       32          28       32
       Abandonment and write down
        of oil and gas properties            1        3           1        2
       General and administrative            9        9           8        9
       Other                                (1)      (2)         (1)      (2)
       Income taxes                          -        -           -        -
                                           ---      ---         ---      ---
         Total Expenses                     52       61          52       59
                                           ---      ---         ---      ---
     Net Income                             48%      39%         48%      41%
                                           ---      ---         ---      ---

     Revenues for the three and nine months ended September 30, 2001 increased $597 thousand and $1,334 thousand, respectively, compared to the same periods in 2000. These increases were due primarily to increases in oil and gas sales during the three and nine months ended September 30, 2001 compared to the same periods in 2000.

     Oil and gas sales increased $591 thousand, or 18%, during the three months ended September 30, 2001 compared to the same period in 2000. Oil and gas sales increased $1,329 thousand, or 12%, during the nine months ended September 30, 2001 compared to the same nine-month period in 2000. These increases are primarily the result of higher natural gas prices during 2001.

     Production costs decreased $3 thousand, or 1%, during the three months ended September 30, 2001 compared to the same period in 2000. Production costs decreased $10 thousand, or 1%, during the nine months ended September 30, 2001 compared to the same period in 2000.

     Depreciation, depletion and amortization decreased $6 thousand, or 1%, during the three months ended September 30, 2001 compared to the same period in 2000. Depreciation, depletion and amortization decreased $40 thousand, or 1%, during the nine months ended September 30, 2001 compared to the same period in 2000.

     Abandonments and write down of oil and gas properties decreased $50 thousand and $100 thousand during the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. These decreases were attributable to decreases in the abandonment of leasehold costs.

     General and administrative expenses increased $44 thousand, or 15%, during the three months ended September 30, 2001 compared with the same period in 2000. General and administrative expenses increased $56 thousand, or 6%, during the nine months ended September 30, 2001 compared to the same period in 2000. The primary reasons for these increases are due to increasing overhead costs associated with ongoing operations of the Company.

     Net other income decreased $33 thousand during the three months ended September 30, 2001 compared to the same period in 2000. Net other income decreased $23 thousand during the nine months ended September 30, 2001 compared to the same period in 2000. These decreases are the result of decreases in interest income resulting from reductions in short term investments and lower interest rates.

     The Company reported net income of $1,876 thousand, an increase of $575 thousand, or 44%, during the three months ended September 30, 2001 compared to the same period in 2000. The Company reported net income of $5,990 thousand, an increase of $1,387 thousand, or 30%, during the nine months ended September 30, 2001 compared to the same period in 2000.

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

                           Part II. Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) 10.1 Loan Modification Agreement dated August 28, 2001 between Bank One, N.A., successor to Bank One Texas, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.

         (b) No reports on Form 8-K were filed with the Commission during the Company's third quarter.

                                    SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001    EVERFLOW EASTERN PARTNERS, L.P.


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