Form 10-K
period 2001-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2002-03-28
CIK 868082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No_______

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

            There were 4,509,734 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 2002. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

                            Except as otherwise indicated, the information
contained in this Report is as of December 31, 2001.

                                     PART I
                                     ------


ITEM 1.                 BUSINESS
--------------------------------

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

           EXCHANGE OFFER. The Company made an offer (the "Exchange Offer") to acquire the common shares of EEI (the "EEI Shares") and the interests of investors in the Programs (collectively the "Interests") in exchange for units of limited partnership interest (the "Units"). The Exchange Offer was made pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 19, 1990 (the "Registration Statement") and the Prospectus dated December 19, 1990, as filed with the Commission pursuant to Rule 424(b).

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

           THE COMPANY. The Company was organized in September 1990. The principal executive offices of the Company, the General Partner and EEI are located at 585 West Main Street, Canfield, Ohio 44406 (telephone number 330-533-2692).

GENERAL

           This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. All statements that address operating performance, events or developments that the Company anticipates will occur in the future, including statements related to future revenue, profits, expenses, and income or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). In addition, words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act.

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

           CURRENT OPERATIONS. The properties of the Company consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 91% of the estimated total future cash inflows related to the Company's oil and gas reserves as of December 31, 2001 are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

           The Company's operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of 259 (net) wells. The Company serves as the operator of approximately 76% of the gross wells and 86% of the net wells which comprise the Company's properties.

           The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may from time to time sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

           BUSINESS PLAN. The Company continually evaluates whether the Company can develop oil and gas properties at historical levels given the current costs of drilling and development activities, the current prices of oil and gas, and the Company's experience with regard to finding oil and gas in commercially productive quantities. The Company has decreased its level of activity in the development of oil and gas properties compared with historical levels. Management of the Company has from time to time explored and evaluated the possible sale of the Company. The Company intends to continue to evaluate this and other alternatives to maximize value for its Unitholders. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

           ACQUISITION OF PROSPECTS. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. EEI's current leasehold inventory consists of approximately 32 prospects in various stages of maturity representing approximately 700 net acres under lease.

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

           The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI have a revolving credit facility with Bank One, N.A., pursuant to which it had no borrowings in 2001 and no principal indebtedness was outstanding as of March 20, 2002. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

           The Company has a substantial amount of oil and gas reserves which have not been pledged as collateral for its existing loans. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 2001, which aggregate $45,094,000 (Standardized Measure of Discounted Future Net Cash Flows) with no bank debt outstanding under the revolving credit facility as of December 31, 2001.

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

           The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $33.25 in September 2000. As of March 20, 2002, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $21.25 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

           Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

           NATURAL GAS. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption brought about a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. However, more recently during 2001, lower energy consumption and increased natural gas supplies have reduced prices to historical levels. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. Certain of the Company's wells have been subject to these limited, seasonal shut-ins and restrictions.

           Over the past ten years, the Company had followed a practice of selling a significant portion of its natural gas pursuant to Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, Dominion was obligated to purchase, and the Company was obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). Pricing under the East Ohio Contracts was adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in Dominion's average Gas Cost Recovery ("GCR") rates.

           The Company's last remaining East Ohio Contract terminated during 2001 and was replaced by short-term contracts, which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of the Company's gas purchase contracts with Dominion follows:

November 2001 through March 2002

         The first 40,000 MCF per month is priced at $3.51 per MCF.

         The next 50,000 MCF per month is priced at $4.73 per MCF.

         The next 50,000 MCF per month is priced at $5.35 per MCF.

         All gas in excess of 140,000 MCF per month is priced at the NYMEX settled price plus $.10 up to the first 250,000 MCF in the aggregate during the period.

         All gas in excess of the above volumes is priced at the NYMEX settled price plus $.45.

April 2002 through October 2002

         The first 50,000 MCF per month is priced at $4.73 per MCF.

         The next 50,000 MCF per month is priced at $5.35 per MCF.

         The next 20,000 MCF per month is priced at $3.35 per MCF.

         In the event the 250,000 MCF in the November 2001 through March 2002 period is not met, any remaining balance is priced at the NYMEX settled price plus $.10 during the period.

         All gas in excess of the above volumes is priced at the NYMEX settled price plus $.45.

November 2002 through October 2003

         The first 20,000 MCF per month is priced at $3.35 per MCF.

         The next 20,000 MCF per month is priced at $4.00 per MCF.

         The next 20,000 MCF per month is priced at $4.10 per MCF.

         All gas in excess of the above volumes is priced at NYMEX settled price plus $.45.

November 2003 through March 2004

         The first 20,000 MCF per month is priced at $4.05 per MCF.

         Gas in excess of the above volumes has not been committed.

           The Company also has short-term contracts with Interstate Gas Supply, Inc. ("IGS"), which obligate IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of the Company's gas purchase contracts with IGS follows:

November 2001 through October 2002

         The first 50,000 MCF per month is priced at $4.56 per MCF.

         All gas in excess of the above volumes is priced at NYMEX settled price plus $.42.

April 2002 through October 2002 and April 2003 through October 2003

         The first 20,000 MCF per month is priced at $3.19 per MCF.

         All gas in excess of the above volumes is priced at the NYMEX settled price plus $.27.

November 2002 through March 2003

         The first 20,000 MCF per month is priced at $3.19 per MCF.

         The next 20,000 MCF per month is priced at $4.01 per MCF.

         All gas in excess of the above volumes is priced at the NYMEX settled price plus $.57.

November 2003 through March 2004

         The first 20,000 MCF per month is priced at $4.10 per MCF.

         All gas in excess of the above volumes is priced at the NYMEX settled price plus $.57.

           As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. As of December 31, 2001, natural gas purchased by Dominion covers production from approximately 420 gross wells, while natural gas purchased by IGS covers production from approximately 190 gross wells. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices."

           For the year ended December 31, 2001, with the exception of Dominion and IGS, which accounted for approximately 50% and 27%, respectively, of the Company's natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that Dominion and IGS will be the only material natural gas customers for 2002.

SEASONALITY

           During summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. These production restrictions, and the nature of the Company's business, result in seasonal fluctuations in the Company's revenue, with the Company receiving more income in the first and fourth quarters of its fiscal year.

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

ENVIRONMENTAL REGULATION

           The activities of the Company are subject to various federal, state and local laws and regulations designed to protect the environment. The Company does not conduct activities offshore. Operations of the Company on onshore oil properties may generally be liable for clean-up costs to the federal government under the Federal Clean Water Act for up to $50,000,000 for each incident of oil or hazardous pollution substance and for up to $50,000,000 plus response costs under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund") for hazardous substance contamination. Liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages with respect to claims by the state or private persons or entities. In addition, the Company is required by the Environmental Protection Agency ("EPA") to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters; and the EPA will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals may also be needed with respect to waste-water discharges and air pollutant emissions. Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Such enforcement liabilities can result from prosecution by public or private entities.

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

EMPLOYEES

           As of March 20, 2002, the Company (either directly or indirectly through EEI) had 16 full-time and two part-time employees. These employees primarily are engaged in the following areas of business operations: two in land and lease acquisition, five in field operations, five in accounting, and six in administration.

ITEM 2.    PROPERTIES.
----------------------

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

           PROVED RESERVES.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 2001.

                                              OIL (BBLS)            GAS (MCF)
                                              ----------            ---------
           Proved Developed                      719,000           41,925,000
           Proved Undeveloped                       --                   --
                                              ----------           ----------
           Total                                 719,000           41,925,000
                                               ==========           ==========

           -------------------------
           (1) The Company has not determined proved reserves associated with its proved undeveloped acreage. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements.

           STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS.(1) The following table summarizes, as of December 31, 2001, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                                    (THOUSANDS)
                                                                     ---------

           Future cash inflows from sales of oil and gas             $138,032
           Future production and development costs                     57,159
           Future income tax expense                                    1,675
                                                                     --------

           Future net cash flows                                       79,198
           Effect of discounting future net cash flows
                 at 10% per annum                                      34,104
                                                                     --------
           Standardized measure of discounted future
                 net cash flows                                      $ 45,094
                                                                     ========

           ---------------------------------
           (1) See the Notes to the Financial Statements for additional information.

           PRODUCTION. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                                                        Average
                                 Production                           Sales Price
                     ----------------------------------     ----------------------------     Average Lifting Cost
                     Oil (BBLS)               Gas (MCF)     per BBL              per MCF      per Equivalent MCF(1)
                     ----------               ---------     -------              -------      ------------------

      2001            76,000                  3,583,000     $ 22.57              $ 3.93              $ .60
      2000            92,000                  4,196,000       27.82                3.32                .47
      1999            97,000                  4,245,000       16.08                3.08                .55

      ----------------------
      (1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).


           PRODUCTIVE WELLS. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2001.

                       GROSS WELLS                                      NET WELLS
            --------------------------------------------------------------------------------------------
                   (1)            (1)                              (1)             (1)
                Oil             Gas             Total           Oil             Gas             Total
            --------------------------------------------------------------------------------------------
                80              946             1,026           56              667              723

               ----------------------------
               (1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.


           ACREAGE. The Company had 45,207 gross developed acres and 32,310 net developed acres as of December 31, 2001. Developed acreage is that acreage assignable to productive wells. The Company had approximately 700 gross and net undeveloped acres as of December 31, 2001.

           DRILLING ACTIVITY. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

                                                                            Development Wells(1)
                                          -----------------------------------------------------------------------------
                                                         Productive                                 Dry
                                          ----------------------------------         ----------------------------------
                                                Gross               Net                    Gross               Net
                                          ---------------    ---------------         ---------------    ---------------

                           2001                  33              15.14                       -                  -
                           2000                  26              11.28                       1                 .14
                           1999                  22              12.40                       2                 .20

                           ----------------------
                           (1) All wells are located in the United States. All wells are development wells; no exploratory wells were drilled.


           PRESENT ACTIVITIES. The Company has drilled 4 gross and 1.64 net development wells since December 31, 2001. As of March 20, 2002, the Company had 2 gross and 0.70 net wells in the process of being drilled.

           DELIVERY COMMITMENTS. The Company entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise more than 75% of the Company's natural gas sales. In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the term of the contracts.

ITEM 3.    LEGAL PROCEEDINGS
----------------------------

           There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

           During the fourth quarter of the fiscal year ended December 31, 2001, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------------
            MATTERS
MARKET     --------

           There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 2002, there were 5,771,174 Units held by 1,443 holders of record.

DISTRIBUTION HISTORY.
--------------------

           The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. Based upon the current number of Units outstanding, each quarterly distribution of $0.125 per Unit would be approximately $730,000. The Company made a quarterly distribution of $0.25 per Unit in January 2002 and currently intends to make a quarterly distribution of $0.25 per Unit in April 2002 and quarterly distributions of at least $0.125 per Unit in July and October 2002.

REPURCHASE RIGHT.
----------------

           The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase (the "Repurchase Right"). The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 77,344, 206,531 and 117,488 of its Units of limited partnership interest at a price of $5.79, $6.11 and $9.73 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 1999, 2000 and 2001, respectively. See Note 4 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6.                 SELECTED FINANCIAL DATA
-----------------------------------------------

                                                                      YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------

                                                 2001           2000          1999           1998          1997
                                             ---------------------------------------------------------------------

Revenue ...................................   $16,261,220   $16,921,139   $15,063,170   $16,558,366   $15,932,197
Net Income ................................     7,842,162     8,590,757     5,445,941     6,897,089     5,696,407
Net Income Per Unit .......................          1.33          1.42           .88          1.10           .90
Total Assets ..............................    52,254,265    55,043,294    55,422,986    56,612,953    54,760,106
Debt(1) ...................................       512,014       637,822       692,289     2,255,898     4,589,143
Cash Distributions Per Unit ...............          1.50          1.25          .625           .50           .50

------------------------------
(1) Debt includes the Company's long-term debt and borrowings under the Company's revolving credit facility.



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

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

           The General Partner is a limited liability company. The members of the General Partner are EMC, two individuals who are currently directors and/or officers of EEI, Thomas L. Korner and William A. Siskovic, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION

           Working capital surplus of $7.0 million as of December 31, 2001 represented a $1.0 million decrease from December 31, 2000 due primarily to decreases in cash and equivalents of $869 thousand and accounts receivable from oil and gas production of $603 thousand during 2001. These were partially offset by a decrease in accounts payable of $514 thousand. In August 2001, the Company entered into an agreement that modified its prior credit agreement. The agreement provides for a revolving line of credit in the amount of $4,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with the principal due at maturity, May 31, 2003. The Company anticipates renewing the facility on an every other year basis to minimize debt origination, carrying and interest costs associated with long-term bank commitments. The Company made no borrowings under the revolving credit facilities during 2001. Cash flows were used to pay for the funding of the Company's investment in and the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 117,488 Units at a price of $9.73 per Unit, or $1,143,158, on June 30, 2001. The Company also used cash flows to make quarterly Cash Distributions, which totaled $8.8 million.

           The following table summarizes the Company's financial position at December 31, 2001 and December 31, 2000:

            (Amounts in Thousands)                                   DECEMBER 31, 2001             DECEMBER 31, 2000
                                                                   ---------------------        ---------------------
                                                                    AMOUNT          %            AMOUNT          %
                                                                   -------       -------        -------       -------

              Working capital                                      $ 6,985            14%       $ 7,931            15%
              Property and equipment (net)                          44,325            86         45,639            85
              Other                                                    110          --              103          --
                                                                   -------       -------        -------       -------
                    Total                                          $51,420           100%       $53,673           100%
                                                                   =======       =======        =======       =======

              Long-term debt                                       $   458             1%       $   579             1%
              Deferred income taxes                                     50          --               50          --
              Partners' equity                                      50,912            99         53,044            99
                                                                   -------       -------        -------       -------
                    Total                                          $51,420           100%       $53,673           100%
                                                                   =======       =======        =======       =======

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

           The Company generated almost all of its cash sources from operating activities. During the years ended 2001 and 2000, cash provided by operations was used to fund the development of additional oil and gas properties, repurchase of Units pursuant to the Repurchase Right and distributions to partners.

                        The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 2001 and 2000:

(Amounts in Thousands)                                        2001                        2000
                                                   ---------------------------------------------------
                                                    DOLLARS          %          DOLLARS            %
                                                   ---------------------------------------------------
Operating Activities:
      Net income before adjustments                $  7,842            59%      $  8,591            60%
      Adjustments                                     4,709            35          4,968            35
                                                   --------      --------       --------      --------
      Cash flow from operations
         before working capital
         changes                                     12,551            94         13,559            95
      Changes in working capital                        (77)           (1)        (2,818)          (20)
                                                   --------      --------       --------      --------
      Net cash provided by
         operating activities                        12,474            93         10,741            75

Investing Activities:
      Proceeds received on receivables
         from officers and employees                    274             2            249             2
      Advances disbursed to officers
         and employees                                 (122)           (1)          (130)           (1)
      Purchase of property and
         equipment                                   (3,395)          (25)        (2,594)          (18)
      Purchase of other assets                         --            --              (64)         --
      Proceeds on sale of other assets
         and equipment                                 --            --                1          --
                                                   --------      --------       --------      --------
      Net cash (used) by investing
         activities                                  (3,243)          (24)        (2,538)          (18)

Financing Activities:
      Distributions                                  (8,831)          (66)        (7,574)          (53)
      Repurchase of Units                            (1,143)           (8)        (1,262)           (9)
      Debt proceeds                                    --            --             --            --
      Debt repayments                                  (126)           (1)           (54)         --
                                                   --------      --------       --------      --------
      Net cash (used) by financing
         activities                                 (10,100)          (75)        (8,890)          (62)
                                                   --------      --------       --------      --------

Increase (decrease) in cash
      and equivalents                                  (869)           (6)          (687)           (5)

Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and cash equivalents.

           As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 2001 and 2000 represented 94% and 95% of total cash sources, respectively. Changes in working capital other than cash and equivalents decreased cash by $77 thousand and $2,818 thousand during 2001 and 2000, respectively. The decrease in accounts receivable at December 31, 2001 compared to December 31, 2000 is the result of lower production volumes. Total production revenues receivable as of December 31, 2001 amounted to $2.5 million compared to $3.1 million at December 31, 2000. Due to lower production volumes, accounts payable relating to production as of December 31, 2001 was also lower. Accounts payable amounted to $505 thousand as of December 31, 2001 compared to $1,019 thousand at December 31, 2000. The Company had investments in short-term marketable corporate debt securities of $3.8 million and $3.6 million at December 31, 2001 and 2000, respectively.

           The Company's cash flows used by investing activities increased $706 thousand, or 28%, during 2001 as compared with 2000. The Company's cash flows used by investing activities decreased $464 thousand, or 15%, during 2000 as compared with 1999. The primary reason for the increase in cash flows used by investing activities in 2001 was an increase in the purchase of property and equipment. The purchase of property and equipment increased $801 thousand, or 31%, during 2001 as compared with 2000. The purchase of property and equipment decreased $821 thousand, or 24%, during 2000 as compared with 1999.

           The Company's cash flows used by financing activities increased $1,210 thousand, or 14%, during 2001 as compared with 2000. The primary reason for this increase was that distributions to Unitholders increased $1,257 thousand. Payments on debt increased $71 thousand to $126 thousand during 2001. The Company's cash flows used by financing activities increased $2,998 thousand, or 51%, during 2000 as compared with 1999. The primary reason for this increase was that distributions to Unitholders increased $3,693 thousand. Proceeds from the issuance of debt decreased $2,175 thousand and payments on debt decreased $3,684 thousand to $54 thousand during 2000. Additionallly, payments on the repurchase of Units increased $814 thousand, or 182%, during 2000 as compared with 1999.

           The Company's ending cash and equivalents balance of $1.1 million and short-term investments balance of $3.8 million at December 31, 2001, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2002. The Company has paid a quarterly distribution every quarter since July 1991. Minimum cash distributions are estimated to be $730 thousand per quarter ($.125 per Unit). The Company intends to distribute $1.5 million ($.25 per Unit) in April 2002 using the proceeds from its investments in marketable corporate debt securities.

           Capital expenditures for the development of oil and gas properties in the Company and the acquisition of undeveloped leasehold acreage have decreased compared with historical levels. The Company drilled or participated in the drilling of an additional 33 drillsites in 2001. The Company's share of these drillsites amounts to 15.14 net developed properties. The Company's share of proved gas reserves decreased by 6.6 million MCFs, or 14%, between

December 31, 2000 and 2001, while proved oil reserves decreased by 195 thousand barrels, or 21%, between December 31, 2000 and 2001. The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of 1.9 million MCFs of natural gas versus 35 thousand barrels of crude oil during 2001. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves decreased by $36.9 million between December 31, 2000 and 2001. The primary reason for this decrease was due to decreases in natural gas and crude oil prices between December 31, 2000 and 2001. Management believes the Company should be able to drill or participate in the drilling of 7 to 15 net wells each year for the next few years.

           The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 117,488, 206,531 and 77,344 Units during 2001, 2000 and 1999 pursuant to the Repurchase Right at a price of $9.73, $6.11 and $5.79 per Unit, respectively. The Company has, in the past, borrowed against its credit facility to meet such obligations and could do so again in 2002, although current cash flows would reduce borrowing requirements. The Repurchase Right to be conducted in 2002 will result in Unitholders being offered a price of $5.66 per Unit. The Company estimates it could need to borrow up to $3.3 million in the event the 2002 offering pursuant to the Repurchase Right is fully subscribed.


RESULTS OF OPERATIONS

           The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2001, 2000 and 1999. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:


                                                                            YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------
                                                                       2001          2000          1999
                                                                      ------        ------        ------
Revenues:
      Oil and gas sales                                                   97%           97%           97%
      Well management and operating                                        3             3             3
                                                                      ------        ------        ------
            Total Revenues                                               100           100           100
Expenses:
      Production costs                                                    15            13            18
      Well management and operating                                        1             1             1
      Depreciation, depletion and amortization                            28            27            32
      Abandonment and write down
            of oil and gas properties                                      1             2             4
      General and administrative                                           8             8            11
      Other expense (income)                                              (1)           (2)           (1)
      Income taxes                                                      --            --              (1)
                                                                      ------        ------        ------
            Total Expenses                                                52            49            64
                                                                      ------        ------        ------
Net income                                                                48%           51%           36%
                                                                      ======        ======        ======


           Revenues for the year ended December 31, 2001 decreased $686 thousand, or 4%, compared to the same period in 2000. Revenues for the year ended December 31, 2000 increased $1,858 thousand, or 12%, compared to the same period in 1999. These changes were due primarily to changes in crude oil and natural gas sales between the periods involved.

           Oil and gas sales decreased $660 thousand, or 4%, from 2000 to 2001. The primary reason for this decrease was the result of lower natural gas production and lower crude oil production and oil prices. The Company's gas production decreased by 613 thousand MCF. The primary reason for this decrease was due to declining production from the Company's existing oil and gas properties caused by numerous events including production restrictions resulting from a warmer than usual fourth quarter in the Appalachian Basin. The average price received per MCF increased from $3.32 to $3.93 from 2000 to 2001. Oil sales were lower due primarily to a decrease in the average sales price of oil from $27.82 to $22.57 per barrel from 2000 to 2001. Additionally, oil production decreased by 16 thousand barrels. Gas sales accounted for 89%, 84% and 89% of total oil and gas sales in 2001, 2000 and 1999, respectively. Oil and gas sales increased $1.9 million, or 13%, from 1999 to 2000. The primary reason for this increase in oil and gas sales between 1999 and 2000 was higher natural gas and crude oil prices. The Company's gas production decreased by 49 thousand MCF, and the average price received per MCF increased from $3.08 to $3.32.

           Production costs increased $174 thousand, or 8%, and decreased $393 thousand, or 15%, during 2001 and 2000, respectively. The primary reason for the increase in 2001 was an increase in the number of producing wells. Depreciation, depletion and amortization decreased $61 thousand, or 1%, between 2000 and 2001. The primary reason for this decrease is lower production volumes, although the impact of the decrease in production volumes was offset by lower reserves. Depreciation, depletion and amortization decreased $252 thousand, or 5%, between 1999 and 2000.

           Well management and operating revenues increased $25 thousand, or 6%, from 2000 to 2001. Well management and operating costs increased $45 thousand, or 37%, from 2000 to 2001. The reason for these increases in well management and operating revenues and costs was due to the increase in Company operated oil and gas interests. Well management and operating revenues increased $7 thousand, or 2%, from 1999 to 2000. Well management and operating costs increased $16 thousand, or 15%, from 1999 to 2000.

           Abandonments and write downs of oil and gas properties decreased $200 thousand between 2000 and 2001 and decreased $249 thousand between 1999 and 2000. These decreases were attributable to a reduction in the write down of oil and gas properties and abandonments of oil and gas properties. During 2001 and 2000, the Company had no impairment on its oil and gas properties. During 1999, the Company wrote down oil and gas properties by approximately $601 thousand to provide for impairment on certain of its oil and gas properties.

           General and administrative expenses increased $37 thousand, or 3%, between 2000 and 2001, and decreased $294 thousand, or 18%, between 1999 and 2000. The primary reason for the increase during 2001 was an increase in overhead costs associated with ongoing operations of the Company. In addition, the decrease in general and administrative expenses between 1999 and 2000 was the result of a reduction in personnel and related costs due to a decrease in the level of activity in acquiring leasehold prospects and drilling activity.

                        Net other income amounted to $178 thousand, $271 thousand, and $77 thousand in 2001, 2000 and 1999, respectively. In 2001, interest income decreased as a result of lower interest rates.

           The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.

           Net income decreased $749 thousand, or 9%, between 2000 and 2001. The decrease was primarily the result of a decrease in oil and gas sales. Net income increased $3.1 million, or 58%, between 1999 and 2000. The increase resulted from increased oil and gas sales and the decreases in direct costs and general and administrative expenses. Net income represented 48%, 51% and 36% of total revenues during the years ended December 31, 2001, 2000 and 1999, respectively.

NEW ACCOUNTING STANDARDS

           In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. The adoption of SFAS Nos. 133 and 141 had no material effect on the Company's financial statements.

           In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company is still evaluating the impact of these new standards, but at this time does not believe their adoption will have a significant impact on its financial position and results of operations.

INFLATION AND CHANGES IN PRICES

           While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $33.25 in September 2000. As of March 20, 2002, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $21.25 per barrel of oil. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since less than 9% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 2001 are comprised of oil reserves.

           Natural gas prices have also fluctuated more recently. Under the various gas purchase agreements with Dominion Field Services, Inc. and its affiliates (including The East Ohio Gas Company), adjustments to the price of gas paid to the Company were based on 80% of the increase or decrease in Dominion's average GCR rates. The Company's average price of gas during 1999 amounted to $3.08 per MCF. The Company's average price of gas during 2000 increased $.24 to $3.32 compared to 1999. The Company's average price of gas during 2001 increased $.61 to $3.93 compared to 2000. The price of gas in the Appalachian Basin increased significantly throughout 2000 and reached a high of more than $10.00 per MCF in January 2001. The Company's gas is currently sold under short-term contracts where the price is determined using a monthly strip price. The Company at times will lock-in a monthly strip price over certain time periods. Excess gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price. As of March 20, 2001, the current one-year strip price for Henry Hub Natural Gas on the NYMEX is $3.42 per MCF. The Company's sales are significantly impacted by pricing instability in the natural gas market. One of the consequences of these pricing fluctuations is evident in the Company's Standardized Measure of Discounted Future Net Cash Flows increasing from $53.7 million at December 31, 1999 to $82.0 million at December 31, 2000, and then decreasing to $45.1 million at December 31, 2001.

           The Company's Standardized Measure of Discounted Future Net Cash Flows decreased by $36.9 million from December 31, 2000 to December 31, 2001 and increased by $28.3 million from December 31, 1999 to December 31, 2000. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company's consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------------

           The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At December 31, 2001, none of the Company's total long-term debt consisted of floating rate debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
-----------------------------------------------------

           See attached pages F-1 to F-23.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-----------------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

           Not applicable.

                                    PART III
                                    --------


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

           The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company's original general partner. The members of the General Partner as of March 20, 2002 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner and William A. Siskovic, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

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

           DIRECTORS AND OFFICERS OF EEI AND EMC. The executive officers and directors of EEI and EMC as of March 20, 2002 are as follows:

                                                      Positions and                   Positions and
         Name                     Age                Offices With EEI                Offices With EMC
---------------------             ---          -------------------------        --------------------------

Robert F. Sykes                   78           Chairman of the Board             Chairman of the Board
                                                                                 and Director

Thomas L. Korner                  48           President and Director            President and Director

David A. Kidder                   63           Treasurer                         None

William A. Siskovic               46           Vice President, Secretary,        Vice President, Secretary-
Principal Financial and                        Treasurer, Principal
                                               Accounting Officer and            Financial and Accounting
                                               Director                          Officer and Director

..
All directors of EEI are elected to serve by the Company, which is EEI's sole shareholder. All officers of EEI serve at the pleasure of the Board of Directors. Directors and officers of EEI receive no compensation or fees for their services to EEI or their services on behalf of the Company.

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

           Based solely on the Company's review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements for 2001.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

           As a limited partnership the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

           The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, 2000 and 1999, of those persons who were, at December 31, 2001: (i) the chief executive officer; and (ii) the other highly compensated executive officer of the Company. The Chief Executive Officer and such other executive officer are hereinafter referred to collectively as the "Named Executive Officers."


                                                     SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                            ----------------------------------------------------
                                                                                           Other
                                                                                          Annual             All Other
              Name and                                                                    Compen-             Compen-
         Principal Position                 Year        Salary           Bonus            sation              sation  (1)
         ------------------                 ----        ------           -----          ---------          ------------

Thomas L. Korner                            2001     $  83,000        $  72,500        $   1,821           $  54,051(2)
President                                   2000        80,000           40,000            2,008              47,425(2)
                                            1999        80,000           60,000            1,954              36,710(2)

William A. Siskovic                         2001        83,000           72,500            1,544              44,955(3)
Vice President and                          2000        80,000           40,000            1,749              40,201(3)
Principal Financial and                     1999        80,000           60,000            1,326              28,420(3)
Accounting Officer

-----------------------------------
No Named Executive Officer received personal benefits or perquisites during 2001, 2000 and 1999 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) Includes amounts received from participation in certain overriding royalty interest arrangements organized by EEI. Also includes amounts contributed under the Company's 401(K) Retirement Savings Plan. The Company matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 50% of the first 6% of a participant's salary reduction in 1999. Beginning in 2000, the Company matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 100% of the first 6% of a participant's salary reduction. The amounts attributable to the Company's matching contribution vest immediately.
(2) Includes amounts received by Thomas L. Korner from participation in certain overriding royalty interest arrangements organized by EEI of $44,721, $40,225 and $28,310 in 2001, 2000 and 1999, respectively.
 (3) Includes amounts received by William A. Siskovic from participation in certain overriding royalty interest arrangements organized by EEI of $35,625, $33,001 and $20,020 in 2001, 2000 and 1999,
            respectively.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

           The General Partner is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of the General Partner are Thomas L. Korner and William A. Siskovic, both of whom are directors and officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The General Partner of the Company, owns a 1.1493% interest in the Company. The members and their affiliates currently hold (in addition to the General Partner's interest in the Company) 1,261,440 Units, representing approximately 21.86% of the outstanding Units.

           The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2002 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of the General Partner, and (ii) the ownership of EMC.

                                                       BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                                                          EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

                                                                                                Percentage
                                                                                               Interest in
                                                                       Percentage                Everflow           Percentage
                   Name                            Units                of Units                Management          Interest in
                 Of Holder                      in Company            in Company(1)           Limited, LLC(2)           EMC
--------------------------------------          ----------            -------------           ---------------        ---------
Robert F. Sykes(3)                                1,056,464              18.31                    66.6666             66.6666
Thomas L. Korner                                    135,910               2.35                    16.6667             16.6667
William A. Siskovic                                  69,066               1.20                    16.6667             16.6667
All officers and directors as
   a group (3 persons in EMC)                     1,261,440              21.86                   100.0000            100.0000

(1) Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.15% interest in the Company) or (ii) EMC (based on EMC's 1% managing member's interest in the General Partner).

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


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

            In the past, certain officers, directors and more than 10% Unitholders of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as unrelated investors. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company's management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors. Frequently, EEI loaned the officers of the Company the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at the rate of LIBOR plus 150 basis points per annum. As of December 31, 2001, the aggregate outstanding balance of such indebtedness was approximately $4,000 and $73,000 owing from Thomas L. Korner and William A. Siskovic, respectively.

            Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners.

                                     PART IV
                                     -------


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a)    (1)    Financial Statements
              --------------------

              The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                       Page(s)
                                                                       -------

Auditors' Report on Audited Financial Statements                         F-3
         Balance Sheets                                               F-4 - F-5
         Statements of Income                                            F-6
         Statements of Partners' Equity                                  F-7
         Statements of Cash Flows                                        F-8
         Notes to Financial Statements                               F-9 - F-23

(a)    (2)    Financial Statements Schedules
              -------------------------------

              All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)    (3)    Exhibits
              --------

              See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

                                  Exhibit Index
                                  -------------



       Exhibit No.                  Description
       -----------                  -----------

           4.1        Certificate of Limited Partnership of the            (1)
                      Registrant dated September 13, 1990, as
                      filed with the Delaware Secretary of State on September 14, 1990

           4.2        Form of Agreement of Limited Partnership of          (1)
                      the Registrant

           4.3        General Partnership Agreement of Everflow            (1)
                      Management Company

           4.4        Articles of Incorporation of Everflow                (1)
                      Management Corporation

           4.5        Code of Regulations of Everflow Management           (1)
                      Corporation

           4.6        Shareholders Agreement for Everflow                  (1)
                      Management Corporation

           4.7        Third Amended and Restated Loan Agreement,           (2)
                      dated as of May 1, 1991 between Everflow
                      Eastern, Inc., the Registrant and the banks listed therein, with National Bank of Detroit as Agent

           4.8        First Amendment to Third Amended and                 (5)
                      Restated Loan and Security Agreements dated
                      July 1, 1993, between Everflow Eastern,
                      Inc. and Everflow Eastern Partners, L.P.
                      and the banks listed therein, with National
                      Bank of Detroit as Agent

           4.9        Revolving Credit Note to First Amendment to          (5)
                      Third Amended and Restated Loan and
                      Security Agreement dated as of July 1, 1993

           4.10       Credit Agreement dated January 19, 1995              (8)
                      between Everflow Eastern, Inc. and Everflow
                      Eastern Partners, L.P. and Bank One, Texas,
                      National Association

                                  Exhibit Index
                                  -------------



       Exhibit No.                       Description
       -----------                       -----------

           4.11       Amendment to Credit Agreement dated                  (13)
                      February 23, 1996 between Everflow Eastern,
                      Inc. and Everflow Eastern Partners, L.P.
                      and Bank One, Texas, National Association

           4.12       Second Amendment to Credit Agreement dated           (13)
                      December 30, 1996 between Everflow Eastern,
                      Inc. and Everflow Partners, L.P. and Bank
                      One, Texas, National Association

           4.13       Loan Modification Agreement dated June 16,           (14)
                      1997 between Bank One, N.A., Bank One,
                      Texas, N.A. and Everflow Eastern, Inc. and
                      Everflow Eastern Partners, L.P.

           4.14       Loan Modification Agreement dated May 29,            (15)
                      1998 between Bank One, N.A., Successor to
                      Bank One, Texas, N.A., and Everflow
                      Eastern, Inc. and Everflow Eastern Partners
                      L.P.

           4.15       Articles of Organization of Everflow                 (17)
                      Management Limited, LLC

           4.16       Operating Agreement of Everflow Management           (17)
                      Limited, LLC dated March 8, 1999

           4.17       Loan Modification Agreement dated May 25,            (18)
                      1999 between Bank One, N.A., and Everflow
                      Eastern, Inc. and Everflow Eastern
                      Partners, L.P.

           4.18       Loan Modification Agreement dated September          (19)
                      19, 2000, between Bank One, N.A., and
                      Everflow Eastern, Inc. and Everflow Eastern
                      Partners, L.P.

           4.19       Loan Modification Agreement dated August             (20)
                      28, 2001 between Bank One, N.A., and
                      Everflow Eastern, Inc. and Everflow Eastern
                      Partners, L.P.

           10.1       Lease Agreement dated June 30, 1984 by and           (1)
                      between Village Green Associates, Inc. and
                      Everflow Eastern, Inc.

           10.2       Gas Purchase Agreement dated September 3,            (3)
                      1991 by and between the Registrant and The
                      East Ohio Gas Company

     Exhibit No.      Description
     -----------      -----------

           10.3       Intermediate Term Adjustable Price Gas               (4)
                      Purchase Agreement, contract #10342, dated
                      October 9, 1992, between The East Ohio Gas
                      Company and Everflow Eastern Partners, L.P.

           10.4       Quaker State Full Load Crude Oil Purchase            (4)
                      Agreement dated January 13, 1993, between
                      Quaker State Oil Refining Corporation and
                      Everflow Eastern Partners, L.P.

           10.5       Intermediate Term Adjustable Gas Purchase            (6)
                      Agreement, Contract #10461, dated March 10,
                      1994, between The East Ohio Gas Company and
                      Everflow Eastern Partners, L.P.

           10.6       Intermediate Term Adjustable Gas Purchase            (7)
                      Agreement, Contract #10515, dated August
                      10, 1994, between The East Ohio Gas Company and Everflow Eastern Partners, L.P.

           10.7       Operating facility lease dated October 3,            (9)
                      1995 between Everflow Eastern Partners,
                      L.P. and A-1 Storage of Canfield, Ltd.

           10.8       Intermediate Term Adjustable Gas Purchase            (11)
                      Agreement, Contract #11245, dated May 29,
                      1996, between The East Ohio Gas Company and
                      Everflow Eastern Partners, L.P.

           10.9       Intermediate Term Adjustable Gas Purchase            (11)
                      Agreement, Contract #11285, dated May 29,
                      1996, between The East Ohio Gas Company and
                      Everflow Eastern Partners, L.P.

           10.10      One Year Term Gas Purchase Agreement dated           (12)
                      August 1, 1996, between Everflow Eastern
                      Partners, L.P. and JDS Energy Corporation

           10.11      One Year Term Gas Purchase Agreement dated           (13)
                      January 20, 1997, between Everflow Eastern
                      Partners, L.P. and JDS Energy Corporation

           10.12      Gas Purchase Agreement, Contract #11467,             (16)
                      dated November 1, 1997, between Everflow
                      Eastern Partners, L.P. and CNG Energy
                      Services Corporation.

       Exhibit No.                    Description
       -----------                    -----------

           10.13      One Year Term Gas Purchase Agreement dated           (16)
                      November 1, 1998, between Everflow Eastern
                      Partners, L.P. and JDS Energy Systems, Inc.

           22.1       Subsidiaries of the Registrant                       (10)

--------------------

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

(20) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:    EVERFLOW MANAGEMENT LIMITED, LLC
       General Partner
By:    EVERFLOW MANAGEMENT CORPORATION
       Managing Member



By:    /s/Robert F. Sykes               Director                       March  27 , 2001
       ------------------------------                                        ----
       Robert F. Sykes



By:    /s/Thomas L. Korner              President and Director         March  27 , 2001
       ------------------------------                                        ----
       Thomas L. Korner



By:    /s/William A. Siskovic           Vice President,                March  27 , 2001
       ------------------------------   Secretary-Treasurer                  ----
       William A. Siskovic              and Director (principal
                                        financial and accounting
                                        officer)




                        EVERFLOW EASTERN PARTNERS, L. P.

                       2001 CONSOLIDATED FINANCIAL REPORT

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

                          Independent Auditors' Report
                          ----------------------------


To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio


          We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                  HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 14, 2002, except for Note 8,
    dated March 20, 2002

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------



                                                                                2001                  2000
                                                                                ----                  ----
                ASSETS
                ------

CURRENT ASSETS
  Cash and equivalents                                                     $  1,128,835            $  1,997,978
    Accounts receivable:
     Production                                                               2,475,123               3,078,235
     Officers and employees                                                     255,448                 406,842
     Joint venture partners                                                     121,458                 114,708
    Short-term investments                                                    3,790,562               3,623,374
    Other                                                                        47,998                  79,729
                                                                           ------------            ------------
           Total current assets                                               7,819,424               9,300,866

PROPERTY AND EQUIPMENT
  Proved properties (successful efforts accounting method)                  114,964,451             112,341,851
  Pipeline and support equipment                                                504,222                 504,222
  Corporate and other                                                         1,465,910               1,539,824
                                                                           ------------            ------------
                                                                            116,934,583             114,385,897
  Less accumulated depreciation, depletion, amortization
    and write down                                                           72,609,314              68,746,486
                                                                           ------------            ------------
                                                                             44,325,269              45,639,411

  OTHER ASSETS                                                                  109,572                 103,017
                                                                           ------------            ------------

                                                                           $ 52,254,265            $ 55,043,294
                                                                           ============            ============











The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000
--------------------------------------------------------------------------------



                                                                              2001                     2000
                                                                          -----------               -----------
       LIABILITIES AND PARTNERS' EQUITY
       --------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                                       $    53,900               $    58,595
  Accounts payable                                                            505,246                 1,018,959
  Accrued expenses                                                            275,010                   292,684
                                                                          -----------               -----------
        Total current liabilities                                             834,156                 1,370,238

LONG-TERM DEBT, NET OF CURRENT PORTION                                        458,114                   579,227

DEFERRED INCOME TAXES                                                          50,000                    50,000

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE
  RIGHT
    Authorized - 8,000,000 units
    Issued and outstanding - 5,771,174 and
      5,888,662 units, respectively                                        50,326,874                52,446,234

GENERAL PARTNER'S EQUITY                                                      585,121                   597,595
                                                                          -----------               -----------
        Total partners' equity                                             50,911,995                53,043,829
                                                                          -----------               -----------

                                                                          $52,254,265               $55,043,294
                                                                          ===========               ===========









The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


                                                                     2001                2000                 1999
                                                                     ----                ----                 ----
REVENUES
  Oil and gas sales                                            $ 15,805,040          $ 16,490,904          $ 14,639,109
  Well management and operating                                     453,774               428,497               421,799
  Other                                                               2,406                 1,738                 2,262
                                                               ------------          ------------          ------------
                                                                 16,261,220            16,921,139            15,063,170

DIRECT COST OF REVENUES
  Production costs                                                2,419,260             2,244,926             2,638,217
  Well management and operating                                     168,937               123,265               106,965
  Depreciation, depletion and amortization                        4,449,545             4,510,787             4,762,466
  Abandonment and write down of oil and gas
    properties                                                      200,000               400,000               648,742
                                                               ------------          ------------          ------------
       Total direct cost of revenues                              7,237,742             7,278,978             8,156,390

GENERAL AND ADMINISTRATIVE EXPENSE                                1,359,378             1,322,260             1,615,932
                                                               ------------          ------------          ------------
       Total cost of revenues                                     8,597,120             8,601,238             9,772,322
                                                               ------------          ------------          ------------

INCOME FROM OPERATIONS                                            7,664,100             8,319,901             5,290,848

OTHER INCOME (EXPENSE)
  Interest income                                                   222,764               316,091               157,348
  Interest expense                                                  (44,702)              (46,239)             (101,759)
  Gain on sale of property and equipment and other
    assets                                                             --                   1,004                21,504
                                                               ------------          ------------          ------------
                                                                    178,062               270,856                77,093
                                                               ------------          ------------          ------------

INCOME BEFORE CREDIT FOR INCOME TAXES                             7,842,162             8,590,757             5,367,941

CREDIT FOR INCOME TAXES
  Deferred                                                             --                    --                 (78,000)
                                                               ------------          ------------          ------------

NET INCOME                                                     $  7,842,162          $  8,590,757          $  5,445,941
                                                               ============          ============          ============


Allocation of Partnership Net Income
  Limited Partners                                             $  7,752,932          $  8,495,622          $  5,387,013
  General Partner                                                    89,230                95,135                58,928
                                                               ------------          ------------          ------------

                                                               $  7,842,162          $  8,590,757          $  5,445,941
                                                               ============          ============          ============


Net income per unit                                            $       1.33          $       1.42          $       0.88
                                                               ============          ============          ============






The accompanying notes are an integral part of these financial statements.

                                    EVERFLOW EASTERN PARTNERS, L. P.

                              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                              Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------



                                                                        2001                  2000                 1999
                                                                        ----                  ----                 ----

PARTNERS' EQUITY - JANUARY 1                                       $ 53,043,829         $ 53,288,759         $ 52,171,076


  Net income                                                          7,842,162            8,590,757            5,445,941


  Cash distributions ($1.50 per unit in 2001, $1.25 per
    unit in 2000 and $.625 per unit in 1999)                         (8,830,838)          (7,573,783)          (3,880,436)


  Purchase and retirement of Units                                   (1,143,158)          (1,261,904)            (447,822)
                                                                   ------------         ------------         ------------


PARTNERS' EQUITY - DECEMBER 31                                     $ 50,911,995         $ 53,043,829         $ 53,288,759
                                                                   ============         ============         ============












The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                    2001                2000                1999
                                                                                    ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $  7,842,162        $  8,590,757        $  5,445,941
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, depletion and amortization                                    4,508,950           4,569,114           4,819,592
      Abandonment and write down of oil and gas
        properties                                                                  200,000             400,000             648,742
      Gain on sale of property and equipment and other
        assets                                                                         --                (1,004)            (21,504)
      Deferred income taxes                                                            --                  --               (78,000)
      Changes in assets and liabilities:
         Accounts receivable                                                        596,362            (678,290)            450,714
         Short-term investments                                                    (167,188)         (2,110,101)            707,783
         Other current assets                                                        31,731               9,262               3,364
         Other assets                                                                (6,555)             41,629             (27,304)
         Accounts payable                                                          (513,713)           (183,646)           (464,187)
         Accrued expenses                                                           (17,674)            103,351            (201,854)
                                                                               ------------        ------------        ------------
              Total adjustments                                                   4,631,913           2,150,315           5,837,346
                                                                               ------------        ------------        ------------
                Net cash provided by operating activities                        12,474,075          10,741,072          11,283,287

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received on receivables from officers and
    employees                                                                       273,447             248,692             379,191
  Advances disbursed to officers and employees                                     (122,053)           (129,504)           (165,499)
  Purchase of property and equipment                                             (3,394,808)         (2,594,116)         (3,414,843)
  Purchase of other assets                                                             --               (64,050)               --
  Proceeds on sale of property and equipment and
    other assets                                                                       --                 1,433             199,818
                                                                               ------------        ------------        ------------
                Net cash used by investing activities                            (3,243,414)         (2,537,545)         (3,001,333)

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions                                                                  (8,830,838)         (7,573,783)         (3,880,436)
  Repurchase of Units                                                            (1,143,158)         (1,261,904)           (447,822)
  Proceeds from issuance of debt including revolver                                    --                  --             2,175,000
  Payments on debt including revolver                                              (125,808)            (54,467)         (3,738,609)
                                                                               ------------        ------------        ------------
                Net cash used by financing activities                           (10,099,804)         (8,890,154)         (5,891,867)
                                                                               ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                                                      (869,143)           (686,627)          2,390,087

CASH AND EQUIVALENTS - JANUARY 1                                                  1,997,978           2,684,605             294,518
                                                                               ------------        ------------        ------------

CASH AND EQUIVALENTS - DECEMBER 31                                             $  1,128,835        $  1,997,978        $  2,684,605
                                                                               ============        ============        ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                   $     42,656        $     46,239        $    112,648
    Income taxes                                                                       --                  --                  --




The accompanying notes are an integral part of these financial statements.
                                      F-8

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

         C. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,417,473, $4,477,379 and $4,728,480 for the years ended
                  December 31, 2001, 2000 and 1999, respectively.

                  On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

                  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $200,000, $400,000 and $601,000 during 2001, 2000 and 1999, respectively, to provide for impairment on certain of its oil and gas properties.

                  Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,007,107 - 40 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $91,477, $91,735 and $91,112 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                    EEI and its subsidiaries account for income taxes under SFAS No. 109, "Accounting for Income Taxes." Income taxes are provided for all items (as they relate to EEI and its subsidiaries) in the Consolidated Statement of Income regardless of the period when such items are reported for income tax purposes. SFAS No. 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and tax basis of certain of EEI's and its subsidiaries' assets and liabilities. In addition, SFAS No. 109 requires that deferred tax assets and liabilities be measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. In some situations, SFAS No. 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards.

          I. Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the unitholders (the limited partners) and 1% of revenues and costs were allocated to the general partner. The allocation changes as unitholders elect to exercise the repurchase right (see Note
                    4).

                    Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,829,918, 5,991,928 and 6,133,865 in
                    2001, 2000 and 1999, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

          J. New Accounting Standards - In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method and further clarifies the criteria to recognize intangible assets separately from goodwill. The adoption of SFAS Nos. 133 and 141 had no material effect on the Company's financial statements.

                    In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The Company is still evaluating the impact of these new standards, but at this time does not believe their adoption will have a significant impact on its financial position and results of operations.

NOTE 2.   SHORT-TERM INVESTMENTS

          Short-term investments consist principally of marketable corporate debt securities which are classified as trading. The fair values of the investments approximate cost.

NOTE 3.   CREDIT FACILITIES AND LONG-TERM DEBT

          In August 2001, the Company entered into an agreement that modified (extended) its prior credit agreement. The agreement provides for a revolving line of credit in the amount of $4,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with the principal due at maturity, May 31, 2003. The Company anticipates renewing the facility every other year to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Borrowings under the facility are unsecured; however, the Company has agreed, if requested by the bank, to execute any supplements to the agreement including security and mortgage agreements on the Company's assets. The agreement contains restrictive covenants requiring the Company to maintain the following: (i) loan balance not to exceed the borrowing base of $4,000,000; (ii) tangible net worth of at least $40,000,000; and (iii) a total debt to tangible net worth ratio of not more than
          0.5 to 1.0. In addition, there are restrictions on mergers, sales and acquisitions, the incurrence of additional debt and the pledge or mortgage of the Company's assets.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 3.   CREDIT FACILITIES AND LONG-TERM DEBT (CONTINUED)

          There were no borrowings outstanding on revolving credit facilities at December 31, 2001 and 2000. The following schedule reflects activity under the Company's revolving credit facilities for the years ended December 31, 2001, 2000 and 1999. The average amount outstanding under the facility was calculated using daily balances and a 365 day period. The weighted average interest rates were calculated by dividing the interest expense for the year for such borrowings by the average amounts outstanding during the period.

                                                                                            Weighted
                                                    Maximum             Average              Average
                                                     Amount             Amount             Interest
                                                  Outstanding         Outstanding             Rate
                                                  -----------         -----------             ----
                    Year Ended December 31:
                           2001                    $       -           $       -                -

                           2000                    $       -           $       -                -

                           1999                    $2,700,000          $ 757,808             6.8%



          The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $512,014 and $637,822 at December 31, 2001 and 2000, respectively, and at December 31, 2001 bear interest at fixed (with options to adjust or convert to variable in certain subsequent years) rates ranging from 5.47% - 8.06% and a weighted average rate of 6.51%. The notes at December 31, 2001 require aggregate payments of principal and interest of $7,175 per month. Maturities on the notes are expected to be as follows: 2002 - $53,900; 2003 - $57,500; 2004 -
          $61,400; 2005 - $65,600; 2006 - $68,100; thereafter - $205,514.

          The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At December 31, 2001, none of the Company's total long-term debt consisted of floating rate debt.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 4.   PARTNERS' EQUITY (CONTINUED)

          The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the repurchase right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2001 calculation, is estimated to be $5.66 per Unit, net of the distributions ($.50 per Unit in total) expected to be made in January and April 2002.

          Units repurchased pursuant to the repurchase right, for each of the four years in the period ended December 31, 2001, are as follows:



                                               Per Unit
                         ---------------------------------------------------------
                         Calculated                                                                       Units
                          Price for                      Less                                          Outstanding
                         Repurchase     Premium        Interim            Net          # of Units       Following
             Year          Right        Offered     Distributions      Price Paid      Repurchased      Repurchase
           -------       ----------    ---------    ---------------   ------------    -------------     ----------

             1998         $ 5.24         $ --          $  .25           $ 4.99           35,114         6,172,537

             1999         $ 6.16         $ --          $ .375           $ 5.79           77,344         6,095,193

             2000         $ 6.73         $ --          $ .625           $ 6.11          206,531         5,888,662

             2001         $10.35         $ --          $ .625           $ 9.73          117,488         5,771,174


                        EVERFLOW EASTERN PARTNERS, L. P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5.   PROVISION FOR INCOME TAXES

          As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. The deferred taxes are the result of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 5.   PROVISION FOR INCOME TAXES (CONTINUED)

          A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                                                Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                            2001                         2000                    1999
                                                 ------------------------    -----------------------   ------------------------
                                                    Amount          %           Amount          %         Amount          %
                                                 -----------    ---------    -----------    --------    -----------    --------
          Provision based on the
           statutory rate (for taxable
           income up to $10,000,000)             $ 2,666,000         34.0    $ 2,921,000        34.0    $ 1,825,000        34.0

          Tax effect of:
           Non-taxable status of the
             Programs and Everflow                (2,654,000)       (33.8)    (2,965,000)      (34.5)    (1,866,000)      (34.8)
           Excess statutory depletion                (70,000)        (0.9)       (83,000)       (1.0)       (72,000)       (1.3)
           Graduated tax rates, state
             income tax and other - net               58,000          0.7        127,000         1.5         35,000         0.6
                                                 -----------    ---------    -----------    --------    -----------    --------

           Total                                 $      --           --      $      --          --      $   (78,000)       (1.5)
                                                 ===========    =========    ===========    ========    ===========    ========


          EEI has percentage depletion deduction carryforwards for tax purposes of approximately $2,160,000. These carryforwards can be carried forward indefinitely. For financial reporting purposes, the deferred tax liability at December 31, 2001 and 2000 has been reduced by approximately $661,000 and $730,000, respectively, for the tax effect of carryforwards.

NOTE 6.   RETIREMENT PLAN

          The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. Certain contributions to the plan are at the discretion of EMC's Board of Directors. The Company matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 50% of the first 6% of a participant's salary reduction in 1999. Beginning in 2000, the Company matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 100% of the first 6% of a participant's salary reduction. The amounts attributable to the Company's matching contribution vest immediately. The Company made contributions of $63,275, $52,683 and $38,879 for the years ended December 31, 2001, 2000 and 1999, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7.   RELATED PARTY TRANSACTIONS

          Since 1989, EEI provided certain employees with an opportunity to receive assignments of certain overriding royalty interests which were created at the time EEI generated certain oil and gas leases. Certain employees of the Company have been given the option of having a portion of their compensation in the form of an assignment in certain of such overriding royalty interests. Those employees who elect to receive a portion of their compensation in this form receive an assignment of a pro rata portion of each of the overriding royalty interests selected. During the calendar years ended December 31, 2001, 2000 and 1999, approximately $140,000, $140,000 and $117,000, respectively, was distributed to such employees from such overriding royalty interests.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 8.   BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

          Gas sales accounted for 89%, 84% and 89% of total oil and gas sales in 2001, 2000 and 1999, respectively. Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2001, 2000 and 1999, respectively, were as follows:


                                                           Customer                   2001               2000           1999
                                                           --------                   ----               ----           ----

                        Dominion Field Services, Inc., its affiliates and its
                          predecessors ("Dominion")                                    45 %               53 %           67 %
                        Ergon Oil Purchasing, Inc. ("Ergon Oil")                       11                 16             11
                        Interstate Gas Supply, Inc. ("IGS")                            25                 11              -
                                                                                      ---                ---            ---

                                                                                      81  %              80  %           78  %
                                                                                      ===                ===            ===


          The Company expects that Dominion, Ergon Oil and IGS will be the only major customers in 2002.

          In 2001 and over the past ten years, the Company had been selling a significant portion of its natural gas pursuant to Intermediate Term Adjustable Price Gas Purchase Agreements with Dominion.

          The Company's last remaining agreement terminated during 2001 and was replaced by short-term contracts, which obligate Dominion to purchase, and the Company to sell and deliver, certain natural gas production from the Company's wells throughout the contract periods. A summary of certain pricing provisions included in gas purchase contracts with Dominion follows:

          Production Period November 2001 through March 2002 (Dominion)

          The first 40,000 MCF per month is priced at $3.51 per MCF. The next 50,000 MCF per month is priced at $4.73 per MCF. The next 50,000 MCF per month is priced at $5.35 per MCF. All gas in excess of 140,000 MCF per month is priced at the NYMEX settled price plus $.10 up to the first 250,000 MCF in the aggregate during the period. All gas in excess of the above volumes is priced at the NYMEX settled price plus $.45.

          Production Period April 2002 through October 2002 (Dominion)

          The first 50,000 MCF per month is priced at $4.73 per MCF. The next 50,000 MCF per month is priced at $5.35 per MCF. The next 20,000 MCF per month is priced at $3.35 per MCF. In the event the 250,000 MCF in the November 2001 through March 2002 period is not met, any remaining balance is priced at the NYMEX settled price plus $.10 during the period. All gas in excess of the above volumes is priced at the NYMEX settled price plus $.45.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 8.   BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

          Production Period November 2002 through October 2003 (Dominion)

          The first 20,000 MCF per month is priced at $3.35 per MCF. The next 20,000 MCF per month is priced at $4.00. The next 20,000 MCF per month is priced at $4.10. All gas in excess of the above volumes is priced at NYMEX settled price plus $.45.

          Production Period November 2003 through March 2004 (Dominion)

          The first 20,000 MCF per month is priced at $4.05 per MCF. Gas in excess of 20,000 MCF per month has not been committed.

          The Company also has short-term contracts with IGS, which obligate IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of certain pricing provisions included in the gas purchase contracts with IGS follows:

          Production Period November 2001 through October 2002 (IGS)

          The first 50,000 MCF per month is priced at $4.56 per MCF. All gas in excess of 50,000 MCF per month is priced at NYMEX settled price plus $.42.

          Production Period April 2002 through October 2002 and April 2003 through October 2003 (IGS)

          The first 20,000 MCF per month is priced at $3.19 per MCF. All gas in excess of 20,000 MCF per month is priced at the NYMEX settled price plus $.27.

          Production Period November 2002 through March 2003 (IGS)

          The first 20,000 MCF per month is priced at $3.19 per MCF. The next 20,000 MCF per month is priced at $4.01 per MCF. All gas in excess of the above volumes is priced at the NYMEX settled price plus $.57.

          Production Period November 2003 through March 2004 (IGS)

          The first 20,000 MCF per month is priced at $4.10 per MCF. All gas in excess of 20,000 MCF per month is priced at the NYMEX settled price plus $.57.

          As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities locked in by the Company from time to time. As of December 31, 2001, natural gas purchased by Dominion covers production from approximately 420 gross wells, while natural gas purchased by IGS covers production from approximately 190 gross wells.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

          Everflow paid a dividend in January 2002 of $.25 per Unit. The distribution amounted to approximately $1,460,000.

          The Company is the general partner in certain oil and gas partnerships. As general partner, the Company shares in unlimited liability to third parties with respect to the operations of the partnerships and may be liable to limited partners for losses attributable to breach of fiduciary obligations.

NOTE 10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of selected quarterly financial data for the years ended December 31, 2001 and 2000:

                                                           Quarters Ended
                                         ---------------------------------------------------------------
                                          March 31         June 30        September 30       December 31
                                         ----------       ---------       -------------     ------------
            2001
            ----
              Revenues                     $4,877,102       $3,773,349       $3,910,598       $3,700,171
              Income from operations        2,180,895        1,808,311        1,848,477        1,826,417
              Net income                    2,243,774        1,869,935        1,876,055        1,852,398
              Net income per unit                 .38              .31              .32              .32



                                                           Quarters Ended
                                         ---------------------------------------------------------------
                                          March 31         June 30         September 30     December 31
                                         ----------       ---------       -------------     ------------
            2000
            ----
              Revenues                   $4,584,831       $3,328,253       $3,313,751       $5,694,304
              Income from operations      1,782,528        1,403,796        1,241,006        3,892,571
              Net income                  1,826,116        1,474,780        1,301,405        3,988,456
              Net income per unit               .30              .24              .22              .67




          Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the volatility and seasonality of oil and gas production and prices, the highly competitive and, at times, seasonal nature of the oil and gas industry and worldwide economic conditions.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 11.  SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES
            (UNAUDITED)

          The following supplemental unaudited oil and gas information is required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

          The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the continental United States.

                                              CAPITALIZED COSTS RELATING TO OIL AND GAS
                                                        PRODUCING ACTIVITIES


                                                                        December 31,
                                                   ------------------------------------------------------
                                                        2001               2000              1999
                                                        ----               ----              ----
            Proved oil and gas properties           $114,964,451       $112,341,851       $110,483,039
            Pipeline and support equipment               504,222            504,222            507,472
                                                    ------------       ------------       ------------
                                                     115,468,673        112,846,073        110,990,511
            Accumulated depreciation, depletion,
              amortization and write down             72,365,538         68,469,693         64,241,134
                                                    ------------       ------------       ------------

            Net capitalized costs                   $ 43,103,135       $ 44,376,380       $ 46,749,377
                                                    ============       ============       ============

                                         COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES


                                                                          December 31,
                                                     ------------------------------------------------------
                                                            2001                 2000               1999
                                                            ----                 ----               -----
            Property acquisition costs                $    234,786        $    175,875        $    292,852
            Development costs, including
              prepayments                                3,135,374           2,333,387           2,614,116


          In 2001, 2000 and 1999, development costs include the purchase of approximately $309,000, $-0- and $1,452,000, respectively, of producing oil and gas properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)


                                                RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                                                          December 31,
                                                                    ---------------------------------------------------
                                                                          2001               2000              1999
                                                                          ----               ----              ----

            Oil and gas sales                                        $ 15,805,040       $ 16,490,904       $ 14,639,109
            Production costs                                           (2,419,260)        (2,244,926)        (2,638,217)
            Depreciation, depletion and
              amortization                                             (4,449,545)        (4,510,787)        (4,762,466)
            Abandonment and write down of
              oil and gas properties                                     (200,000)          (400,000)          (648,742)
                                                                     ------------       ------------       ------------
                                                                        8,736,235          9,335,191          6,589,684

            Income tax expense                                            100,000            100,000            115,000
                                                                     ------------       ------------       ------------

            Results of operations for oil and gas
              producing activities (excluding
              corporate overhead and financing
              costs)                                                 $  8,636,235       $  9,235,191       $  6,474,684
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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES


                                                                                         Oil                    Gas
                                                                                       (BBLS)                  (MCF)
                                                                                    -----------             -----------

            Balance, January 1, 1999                                                    935,000              52,903,000
              Extensions, discoveries and other
                additions                                                                38,000               4,018,000
              Production                                                                (97,000)             (4,245,000)
              Revision of previous estimates                                             (1,000)             (1,170,000)
                                                                                    -----------             -----------

            Balance, December 31, 1999                                                  875,000              51,506,000
              Extensions, discoveries and other
                additions                                                                 3,000               1,195,000
              Production                                                                (92,000)             (4,196,000)
              Revision of previous estimates                                            128,000                  29,000
                                                                                    -----------             -----------

            Balance, December 31, 2000                                                  914,000              48,534,000
              Extensions, discoveries and other
                additions                                                                35,000               1,940,000
              Production                                                                (76,000)             (3,583,000)
              Revision of previous estimates                                           (154,000)             (4,966,000)
                                                                                    -----------             -----------

            Balance, December 31, 2001                                                  719,000              41,925,000
                                                                                    ===========             ===========

            PROVED DEVELOPED RESERVES:
              December 31, 1998                                                         935,000              52,903,000
              December 31, 1999                                                         875,000              51,506,000
              December 31, 2000                                                         914,000              48,534,000
              December 31, 2001                                                         719,000              41,925,000


          The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 2001 and 2000, the Company had 700 and 780 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $528,208 and $682,206 at December 31, 2001 and 2000, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 11. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)




                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                 NET CASH FLOWS


                                                                          December 31,
                                                          --------------------------------------------
                                                              2001            2000              1999
                                                              ----            ----              ----
                                                                                (Thousands of Dollars)
            Future cash inflows from sales of oil
              and gas                                      $138,032         $248,711         $166,772
            Future production and development
              costs                                          57,159           81,641           64,142
            Future income tax expense                         1,675            3,971            2,405
                                                           --------         --------         --------

            Future net cash flows                            79,198          163,099          100,225
            Effect of discounting future net cash
              flows at 10% per annum                         34,104           81,125           46,532
                                                           --------         --------         --------

            Standardized measure of discounted
              future net cash flows                        $ 45,094         $ 81,974         $ 53,693
                                                           ========         ========         ========







                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS


                                                                      Year Ended December 31,
                                                          -------------------------------------------
                                                              2001            2000              1999
                                                              ----            ----              ----
                                                                                 (Thousands of Dollars)

            Balance, beginning of year                     $ 81,974         $ 53,693         $ 51,479
            Extensions, discoveries and other
              additions                                       2,814            2,141            4,486
            Development costs incurred                          313              245              298
            Revision of previous estimates                   (5,833)           1,133           (2,240)
            Sales of oil and gas, net of production
              costs                                         (13,386)         (14,246)         (12,001)
            Net change in income taxes                        1,042             (708)             (55)
            Net changes in prices and production
              costs                                         (30,076)          28,769            3,304
            Accretion of discount                             8,197            5,369            5,148
            Other                                                49            5,578            3,274
                                                           --------         --------         --------

            Balance, end of year                           $ 45,094         $ 81,974         $ 53,693
                                                           ========         ========         ========


                        EVERFLOW EASTERN PARTNERS, L. P.

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