Form 10-Q
period 2002-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2002-05-10
CIK 868082

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM _____________
                         TO__________________.

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                                   34-1659910
      -----------------------------------                ---------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

              585 West Main Street
                  P.O. Box 629
                 Canfield, Ohio                                   44406
    --------------------------------------------           -----------------
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

         There were 5,771,174 Units of limited partnership interest of the Registrant as of May 10, 2002. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

   Except as otherwise indicated, the information contained in this Report is as of March 31, 2002.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                      DESCRIPTION                                                   PAGE NO.
                      -----------                                                   --------

Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 March 31, 2002 and December 31, 2001                  F-1

                           Consolidated Statements of Income
                                 Three Months Ended March 31, 2002 and 2001            F-3

                           Consolidated Statements of Partners' Equity
                                 Three Months Ended March 31, 2002 and 2001            F-4

                           Consolidated Statements of Cash Flows
                                 Three Months Ended March 31, 2002 and 2001            F-5

                           Notes to Unaudited Consolidated Financial Statements        F-6

              Item 2.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                     3

              Item 3.      Quantitative and Qualitative Disclosures About Market
                                 Risk                                                    6


Part II.      Other Information

              Item 6.      Exhibits and Reports on Form 8-K                              7

                           Signature                                                     8


                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2002 and December 31, 2001
                      ------------------------------------



                                                   March 31,       December 31,
                                                     2002             2001
                                                  (Unaudited)      (Audited)
                                                 -------------    -------------
      ASSETS
      ------
CURRENT ASSETS
   Cash and equivalents                          $   2,222,952    $   1,128,835
   Accounts receivable:
     Production                                      2,513,027        2,475,123
     Officers and employees                            228,148          255,448
     Joint venture partners                             49,524          121,458
   Short-term investments                            3,802,974        3,790,562
   Other                                                49,819           47,998
                                                 -------------    -------------
     Total current assets                            8,866,444        7,819,424

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                            115,472,953      114,964,451
   Pipeline and support equipment                      509,398          504,222
   Corporate and other                               1,466,615        1,465,910
                                                 -------------    -------------
                                                   117,448,966      116,934,583

   Less accumulated depreciation, depletion,
     amortization and write down                   (73,917,367)     (72,609,314)
                                                 -------------    -------------
                                                    43,531,599       44,325,269

OTHER ASSETS                                           152,772          109,572
                                                 -------------    -------------

                                                 $  52,550,815    $  52,254,265
                                                 =============    =============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2002 and December 31, 2001
                      ------------------------------------



                                                        March 31,    December 31,
                                                          2002          2001
                                                      (Unaudited)     (Audited)
                                                      -----------    -----------
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                  $    51,057    $    53,900
   Accounts payable                                       547,435        505,246
   Accrued expenses                                       267,003        275,010
                                                      -----------    -----------
       Total current liabilities                          865,495        834,156

LONG-TERM DEBT, NET OF CURRENT PORTION                    444,282        458,114

DEFERRED INCOME TAXES                                      25,000         50,000

COMMITMENTS AND CONTINGENCIES                                --             --

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 5,771,174 Units          50,627,423     50,326,874

GENERAL PARTNER'S EQUITY                                  588,615        585,121
                                                      -----------    -----------
       Total partners' equity                          51,216,038     50,911,995
                                                      -----------    -----------

                                                      $52,550,815    $52,254,265
                                                      ===========    ===========

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 2002 and 2001
                   ------------------------------------------
                                   (Unaudited)

                                                       2002             2001
                                                    -----------     -----------
REVENUES
   Oil and gas sales                                $ 4,114,006     $ 4,743,994
   Well management and operating                        133,549         131,588
   Other                                                    799           1,520
                                                    -----------     -----------
                                                      4,248,354       4,877,102

DIRECT COST OF REVENUES
   Production costs                                     724,009         767,617
   Well management and operating                         50,259          34,032
   Depreciation, depletion and amortization           1,311,823       1,474,798
   Abandonment and write down of
     oil and gas properties                              50,000          50,000
                                                    -----------     -----------
       Total direct cost of revenues                  2,136,091       2,326,447

GENERAL AND ADMINISTRATIVE EXPENSE                      381,628         369,760
                                                    -----------     -----------
       Total cost of revenues                         2,517,719       2,696,207
                                                    -----------     -----------

INCOME FROM OPERATIONS                                1,730,635       2,180,895

OTHER INCOME (EXPENSE)
   Interest income                                       16,154          74,660
   Interest expense                                      (8,178)        (11,781)
                                                    -----------     -----------
                                                          7,976          62,879
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                            1,738,611       2,243,774

PROVISION FOR INCOME TAXES
   Current                                                 --              --
   Deferred                                             (25,000)           --
                                                    -----------     -----------
                                                        (25,000)           --
                                                    -----------     -----------

NET INCOME                                          $ 1,763,611     $ 2,243,774
                                                    ===========     ===========

Allocation of Partnership Net Income
     Limited Partners                                 1,743,342       2,218,495
     General Partner                                     20,269          25,279
                                                    -----------     -----------
                                                    $ 1,763,611     $ 2,243,774
                                                    ===========     ===========

Net income per unit                                 $       .30     $       .38
                                                    ===========     ===========

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.


                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   Three Months Ended March 31, 2002 and 2001
                   ------------------------------------------
                                   (Unaudited)



                                                      2002              2001
                                                 ------------      ------------
PARTNERS' EQUITY - JANUARY 1                     $ 50,911,995      $ 53,043,829

   Net income                                       1,763,611         2,243,774

   Cash distributions ($.25 per Unit)              (1,459,568)       (1,488,940)
                                                 ------------      ------------

PARTNERS' EQUITY - MARCH 31                      $ 51,216,038      $ 53,798,663
                                                 ============      ============



            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001
                   ------------------------------------------
                                   (Unaudited)

                                                               2002             2001
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 1,763,611    $ 2,243,774
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization               1,326,158      1,489,669
       Abandonment and write down of
         oil and gas properties                                  50,000         50,000
       Deferred income taxes                                    (25,000)          --
       Changes in assets and liabilities:
         Accounts receivable                                     34,030        646,379
         Short-term investments                                 (12,412)    (2,060,573)
         Other current assets                                    (1,821)         4,276
         Other assets                                           (43,200)          --
         Accounts payable                                        42,189        (51,033)
         Accrued expenses                                        (8,007)        (5,234)
                                                            -----------    -----------
           Total adjustments                                  1,361,937         73,484
                                                            -----------    -----------
              Net cash provided by operating activities       3,125,548      2,317,258

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                   59,332         58,592
   Advances disbursed to officers and employees                 (32,032)       (43,749)
   Purchase of property and equipment                          (582,488)      (680,389)
                                                            -----------    -----------
              Net cash used by investing activities            (555,188)      (665,546)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                             (1,459,568)    (1,488,940)
   Payments on debt, including revolver activity                (16,675)       (14,433)
                                                            -----------    -----------
              Net cash used by financing activities          (1,476,243)    (1,503,373)
                                                            -----------    -----------

NET INCREASE  IN CASH AND EQUIVALENTS                         1,094,117        148,339

CASH AND EQUIVALENTS AT BEGINNING
   OF YEAR                                                    1,128,835      1,997,978
                                                            -----------    -----------

CASH AND EQUIVALENTS AT END OF
   FIRST QUARTER                                            $ 2,222,952    $ 2,146,317
                                                            ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                               $     8,178    $    12,097
     Income taxes                                                40,000           --


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

                           Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,771,174 and 5,888,662 for the three months ended March 31, 2002 and 2001, respectively.

                  E. New Accounting Standards - In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 1.           Organization and Summary of Significant Accounting Policies
                  (Continued)

                  E.       New Accounting Standards (Continued)

                           Other intangible assets will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement cost. In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which is effective the first quarter of fiscal year 2002. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill. The adoption of SFAS Nos. 142 and 144 had no material effect on the Company's financial statements. The Company is still evaluating the impact of SFAS No. 143, but at this time does not believe its adoption will have a significant impact on its financial position and results of operations.

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

                  The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $495,339 and $512,014 at March 31, 2002 and December 31, 2001, respectively, and at March 31, 2002 bear interest at fixed (with options to adjust or convert to variable in certain subsequent years) rates ranging from 5.47% - 8.06% and a weighted average rate of 6.51%. The notes at March 31, 2002 require aggregate payments of principal and interest of $7,175 per month. The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At March 31, 2002, none of the Company's total long-term debt consisted of floating rate debt.

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

                  Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2001 calculation, is estimated to be $5.66 per Unit, net of the distributions ($.50 per Unit in total) made in January and April 2002.

                  Units repurchased pursuant to the Repurchase Right for each of the last four years in the period ended December 31, 2001, are as follows:

                               Calculated                                                      Units
                                Price for         Less                          # of       Out-standing
                               Repurchase        Interim          Net          Units         Following
                     Year        Right         Distributions   Price Paid    Repurchased     Repurchase
                     ----      ----------     -------------   ----------    -----------     ----------
                     1998         $ 5.24            $.250        $4.99          35,114       6,172,537
                     1999         $ 6.16            $.375        $5.79          77,344       6,095,193
                     2000         $ 6.73            $.625        $6.11         206,531       5,888,662
                     2001         $10.35            $.625        $9.73         117,488       5,771,174

Note 5.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in April 2002 of $.25 per Unit to Unitholders of record on March 31, 2002. The distribution amounted to approximately $1,460,000.

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

                          Part I: Financial Information


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at March 31, 2002 and December 31, 2001:

                                            March 31, 2002     December 31, 2001
                                           ----------------    ----------------
         (Amounts in Thousands)             Amount      %       Amount       %
                                           -------     ---      -------     ---
Working capital                            $ 8,001      16%     $ 6,985      14%
Property and equipment (net)                43,531      84       44,325      86
Other                                          153     --           110     --
                                           -------     ---      -------     ---
    Total                                  $51,685     100%     $51,420     100%
                                           =======     ===      =======     ===

Long-term debt                             $   444       1%         458       1%
Deferred income taxes                           25     --            50     --
Partners' equity                            51,216      99       50,912      99
                                           -------     ---      -------     ---
    Total                                  $51,685     100%     $51,420     100%
                                           =======     ===      =======     ===

         Working capital surplus of $8.0 million as of March 31, 2002 represented an increase of $1.0 million from December 31, 2001 due primarily to an increase in cash and equivalents.

         In August 2001, the Company modified its revolving credit facility. The new agreement provides for a revolving line of credit in the amount of $4.0 million, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with principal due at maturity, May 31, 2003. The Company anticipates renewing the facility every other year to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Management of the Company believes it can maintain the current level of bank debt until such time as additional borrowings are required to fund the development and/or purchase of oil and gas properties. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $1.5 million in April 2002.

         The Company's cash flow from operations before the change in working capital decreased $669 thousand, or 18%, during the three months ended March 31, 2002 as compared to the same period in 2001. Changes in working capital other than cash and cash equivalents increased cash by $11 thousand during the three months ended March 31, 2002.

         Cash flows provided by operating activities was $3.1 million for the three months ended March 31, 2002. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution, respectively.

         Management of the Company believes the existing revolving credit facility of $4.0 million should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

         The Company executed a letter agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The agreement provides for fixed pricing ranging from $3.35 to $5.35 per MCF. The Company also has a two-year contract with Interstate Gas Supply, Inc. (IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. The contract with IGS provides for fixed pricing ranging from $3.19 to $4.56 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2002 and 2001. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                 Three Months
                                                                Ended March 31,
                                                               -----------------
                                                               2002       2001
                                                               ---        ----
Revenues:
     Oil and gas sales                                          97%         97%
     Well management and operating                               3           3
                                                               ---        ----
         Total Revenues                                        100         100
Expenses:
     Production costs                                           17          16
     Well management and operating                               1           1
     Depreciation, depletion and amortization                   30          30
     Abandonment and write down of
         oil and gas properties                                  1           1
     General and administrative                                  9           7
     Other                                                     --           (1)
                                                               ---        ----
         Total Expenses                                         58          54
                                                               ---        ----
Net income                                                      42%         46%
                                                               ===        ====

         Revenues for the three months ended March 31, 2002 decreased $629 thousand, or 13%, compared to the same period in 2001. This decrease was due to a decrease in oil and gas sales during the first three months of 2002, as compared to the same period in 2001.

         Oil and gas sales decreased $630 thousand, or 13%, during the three months ended March 31, 2002 compared to the same period in 2001. Lower natural gas production and prices during the first quarter of 2002 were responsible for this decrease compared to this same period in 2001.

         Production costs decreased $44 thousand, or 6%, during the three months ended March 31, 2002 compared to the same period in 2001. Lower production volumes and operating costs were responsible for this decrease between 2001 and 2002.

         Depreciation, depletion and amortization decreased $163 thousand, or 11%, during the three months ended March 31, 2002 compared to the same period in 2001. The decrease in depreciation, depletion and amortization is the result of reduced production from producing oil and gas properties.

         General and administrative expenses increased $12 thousand, or 3%, during the first quarter of 2002 compared to the first quarter of 2001. The primary reason for this increase is due to higher personnel costs and overhead expenses associated with ongoing administration.

         The Company reported net income of $1.8 million, a decrease of $480 thousand, or 21%, during the three months ended March 31, 2002 compared to the same period in 2001. The decrease in oil and gas sales was primarily responsible for this decrease in net income. Net income represented 42% and 46% of total revenue during the three months ended March 31, 2002 and 2001, respectively.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

         The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At March 31, 2002, none of the Company's long-term debt consisted of floating rate debt.

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

                      EVERFLOW EASTERN PARTNERS, L.P.

                      By:  EVERFLOW MANAGEMENT LIMITED, LLC
                           General Partner

                      By:  EVERFLOW MANAGEMENT CORPORATION
                           Managing Member


May 10, 2002          By:  /s/William A. Siskovic
                         -----------------------------------------------------
                           William A. Siskovic
                           Vice President and Principal Financial and
                           Accounting Officer
                           (Duly Authorized Officer)