Form 10-Q
period 2002-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2002-08-14
CIK 868082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



     |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

     |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO               .
                                        -------------    -------------

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                               34-1659910
        -----------------------------------            ---------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                Identification No.)

                 585 West Main Street
                     P.O. Box 629
                    Canfield, Ohio                               44406
   ----------------------------------------------           -----------------
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

     There were 5,748,773 Units of limited partnership interest of the Registrant as of August 13, 2002. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

        Except as otherwise indicated, the information contained in this
                         Report is as of June 30, 2002.

                         EVERFLOW EASTERN PARTNERS, L.P.

                                      INDEX


               DESCRIPTION                                                              PAGE NO.
               -----------                                                              --------

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                             June 30, 2002 and December 31, 2001                            F-1

                    Consolidated Statements of Income
                             Three and Six Months Ended June 30, 2002 and 2001              F-3

                    Consolidated Statements of Partners' Equity
                             Six Months Ended June 30, 2002 and 2001                        F-4

                    Consolidated Statements of Cash Flows
                             Six Months Ended June 30, 2002 and 2001                        F-5

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


                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                           June 30,              December 31,
                                                             2002                    2001
                                                          (Unaudited)              (Audited)
                                                           ---------                -------

           ASSETS
           ------
CURRENT ASSETS
   Cash and equivalents                               $      2,087,743        $      1,128,835
   Accounts receivable:
     Production                                              2,241,830               2,475,123
     Officers and employees                                    244,245                 255,448
     Joint venture partners                                     14,346                 121,458
   Short-term investments                                    4,316,716               3,790,562
   Other                                                        49,819                  47,998
                                                        --------------          --------------
     Total current assets                                    8,954,699               7,819,424

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                                    116,366,405             114,964,451
   Pipeline and support equipment                              509,398                 504,222
   Corporate and other                                       1,473,109               1,465,910
                                                        --------------          --------------
                                                           118,348,912             116,934,583

   Less accumulated depreciation, depletion,
     amortization and write down                           (74,874,289)            (72,609,314)
                                                            ----------           --------------
                                                            43,474,623              44,325,269

OTHER ASSETS                                                   172,772                 109,572
                                                        --------------          --------------

                                                      $     52,602,094        $     52,254,265
                                                        ==============          ==============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                                                June 30,               December 31,
                                                                  2002                    2001
                                                               (Unaudited)              (Audited)
                                                                ---------                -------

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

CURRENT LIABILITIES
   Current portion of long-term debt                         $       51,833          $       53,900
   Accounts payable                                                 783,544                 505,246
   Accrued expenses                                                 151,244                 275,010
                                                             --------------          --------------
       Total current liabilities                                    986,621                 834,156

LONG-TERM DEBT, NET OF CURRENT PORTION                              430,061                 458,114

DEFERRED INCOME TAXES                                                    -                   50,000

COMMITMENTS AND CONTINGENCIES                                            -                       -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 5,748,773 and
       5,771,174 Units, respectively                             50,594,883              50,326,874

GENERAL PARTNER'S EQUITY                                            590,529                 585,121
                                                             --------------          --------------
       Total partners' equity                                    51,185,412              50,911,995
                                                             --------------          --------------

                                                             $   52,602,094          $   52,254,265
                                                             ==============          ==============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                 ----------------------------       ----------------------------
                                                    2002              2001             2002              2001
                                                    ----              ----             ----              ----

REVENUES
   Oil and gas sales                           $   3,322,642    $   3,663,270       $ 7,436,648    $   8,407,264
   Well management and operating                     118,098          109,098           251,647          240,686
   Other                                                  51              981               850            2,501
                                                 -----------      -----------       -----------      -----------
                                                   3,440,791        3,773,349         7,689,145        8,650,451
DIRECT COST OF REVENUES
   Production costs                                  551,478          586,600         1,275,487        1,354,217
   Well management and operating                      57,020           38,376           107,279           72,408
   Depreciation, depletion and amortization          956,266          987,589         2,268,089        2,462,387
   Abandonment and write down of
     oil and gas properties                           50,000           50,000           100,000          100,000
                                                 -----------      -----------       -----------      -----------
       Total direct cost of revenues               1,614,764        1,662,565         3,750,855        3,989,012

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           309,773          302,473           691,401          672,233
                                                 -----------      -----------       -----------      -----------
       Total cost of revenues                      1,924,537        1,965,038         4,442,256        4,661,245
                                                 -----------      -----------       -----------      -----------

INCOME FROM OPERATIONS                             1,516,254        1,808,311         3,246,889        3,989,206

OTHER INCOME (EXPENSE)
   Interest income                                    18,191           73,168            34,345          147,828
   Interest expense                                   (8,093)         (11,544)          (16,271)         (23,325)
   Gain on sale of property and equipment              4,380               -              4,380                -
                                                 -----------      -----------       -----------      -----------
                                                      14,478           61,624            22,454          124,503
                                                 -----------      -----------       -----------      -----------

INCOME BEFORE INCOME TAXES                         1,530,732        1,869,935         3,269,343        4,113,709

PROVISION FOR INCOME TAXES
   Current                                                -                 -                 -                -
   Deferred                                         (25,000)                -           (50,000)               -
                                                  ----------      -----------        ----------      -----------
                                                    (25,000)                -           (50,000)               -
                                                  ----------      -----------        ----------      -----------

NET INCOME                                     $  1,555,732     $   1,869,935       $ 3,319,343    $   4,113,709
                                                  ==========      ===========        ==========      ===========

Allocation of Partnership Net Income
   Limited Partners                            $  1,537,852     $   1,848,868       $ 3,281,195    $   4,067,364
   General Partner                                   17,880            21,067            38,148           46,345
                                                  ----------      -----------        ----------      -----------
                                               $  1,555,732     $   1,869,935       $ 3,319,343    $   4,113,709
                                                  ==========      ===========        ==========      ===========

Earnings per unit                                    $  .27            $  .31            $  .57           $  .69
                                                     ======            ======            ======           ======


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                    2002               2001
                                                    ----               ----

PARTNERS' EQUITY - JANUARY 1                 $    50,911,995    $    53,043,829
   Net income                                      3,319,343          4,113,709

   Cash distributions                             (2,919,136)        (3,722,350)

   Repurchase Right - Units tendered                (126,790)        (1,143,158)
                                              --------------     --------------

PARTNERS' EQUITY - JUNE 30                   $    51,185,412    $    52,292,030
                                             ===============    ===============




























            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                2002                    2001
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $    3,319,343          $    4,113,709
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                                2,276,535               2,492,907
       Abandonment and write down of
         oil and gas properties                                                  100,000                 100,000
       (Gain) loss on sale of property and equipment                              (4,380)                     -
       Deferred income taxes                                                     (50,000)                     -
       Changes in assets and liabilities:
         Accounts receivable                                                     340,405               1,425,454
         Short-term investments                                                 (526,154)             (3,117,604)
         Other current assets                                                     (1,821)                 14,714
         Other assets                                                            (63,200)                     -
         Accounts payable                                                        151,508                (313,764)
         Accrued expenses                                                       (123,766)               (232,378)
                                                                           -------------           -------------
           Total adjustments                                                   2,099,127                 369,329
                                                                           -------------           -------------
              Net cash provided by operating activities                        5,418,470               4,483,038

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                                   105,990                 134,902
   Advances disbursed to officers and employees                                  (94,787)               (108,579)
   Purchase of property and equipment                                         (1,549,009)             (1,891,722)
   Proceeds on sale of property and equipment and
     and other assets                                                             27,500                      -
                                                                          --------------          --------------
              Net cash used by investing activities                           (1,510,306)             (1,865,399)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                              (2,919,136)             (3,722,350)
   Payments on debt, including revolver activity                                 (30,120)                (32,413)
                                                                           -------------           -------------
              Net cash used by financing activities                           (2,949,256)             (3,754,763)
                                                                           -------------           -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  958,908              (1,137,124)
                                                                          --------------           -------------
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                                      1,128,835               1,997,978
                                                                          --------------           -------------
CASH AND EQUIVALENTS AT END OF
  SECOND QUARTER                                                          $    2,087,743          $      860,854
                                                                          ==============           =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                             $       16,271          $       23,325
     Income taxes                                                                     -                       -




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

               Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

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

               Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,771,174 for the three and six months ended June 30, 2002 and 5,888,662 for the three and six months ended June 30, 2001.

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

          The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $481,894 and $512,014 at June 30, 2002 and December 31, 2001, respectively, and at June 30, 2002 bear interest at fixed (with options to adjust or convert to variable in certain subsequent years) rates ranging from 5.47% - 8.06% and a weighted average rate of 6.51%. The notes at June 30, 2002 require aggregate payments of principal and interest of $7,175 per month. The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At June 30, 2002, none of the Company's total long-term debt consisted of floating rate debt.

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

                                   (CONTINUED)

Note 4.   Partners' Equity (Continued)

          Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2001 calculation, is $5.66 per Unit, net of the distributions ($.50 per Unit in total) made in January and April 2002.

          Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:


                     Calculated                                                       Units
                     Price for           Less                          # of       Out-standing
                     Repurchase        Interim           Net           Units        Following
           Year          Right      Distributions     Price Paid    Repurchased    Repurchase
           ----      ----------     -------------     ----------    -----------    ----------

           1998        $5.24              $.250         $4.99           35,114      6,172,537
           1999        $6.16              $.375         $5.79           77,344      6,095,193
           2000        $6.73              $.625         $6.11          206,531      5,888,662
           2001       $10.35              $.625         $9.73          117,488      5,771,174
           2002        $6.16              $.500         $5.66           22,401      5,748,773


                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

Note 5.   Commitments and Contingencies

          Everflow paid a quarterly dividend in July 2002 of $.50 per Unit to Unitholders of record on June 30, 2002. The distribution amounted to approximately $2,900,000.

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

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

          The following table summarizes the Company's financial position at June 30, 2002 and December 31, 2001:

                                                 June 30, 2002           December 31, 2001
                                                 -------------           -----------------
         (Amounts in Thousands)                Amount          %         Amount          %
                                               ------          -         ------          -

         Working capital                     $    7,968       16%      $    6,985       14%
         Property and equipment (net)            43,475       84           44,325       86
         Other                                      172       -               110       -
                                               --------    -----         --------    -----
             Total                           $   51,615      100%      $   51,420      100%
                                               ========    =====         ========    =====

         Long-term debt                      $      430        1%             458        1%
         Deferred income taxes                       -        -                50       -
         Partners' equity                        51,185       99           50,912       99
                                               --------    -----         --------    -----
              Total                          $   51,615      100%      $   51,420      100%
                                               ========    =====         ========    =====


     Working capital surplus of $8.0 million as of June 30, 2002 represented an increase of approximately $983 thousand from December 31, 2001. The increase was the result of increases in cash and equivalents and short-term investments.

     In August 2001, the Company modified its revolving credit facility. The facility provides for a revolving line of credit in the amount of $4.0 million, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with principal due at maturity, May 31, 2003. The Company anticipates renewing the facility every other year to minimize debt origination, carrying and interest costs associated with long-term bank commitments. Management of the Company believes this revolving credit facility is sufficient to allow the Company to continue to fund the development of oil and gas properties, repurchase Units pursuant to the Repurchase Right and make quarterly Cash Distributions.

     The Company's cash flow from operations before the change in working capital decreased $1,065 thousand, or 16%, during the six months ended June 30, 2002 as compared to the same period in 2001. Changes in working capital other than cash and equivalents decreased cash by $223 thousand during the six months ended June 30, 2002. The increase in short-term investments of $526 thousand at June 30, 2002 compared to December 31, 2001 is primarily the result of higher investments in marketable corporate debt securities at June 30, 2002.

     Cash flows provided by operating activities was $5.4 million for the six months ended June 30, 2002. Cash was used to purchase property and equipment, pay quarterly distributions and reduce debt.

     Management of the Company believes the existing revolving credit facility of $4.0 million should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

     The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The agreement provides for fixed pricing ranging from $3.35 to $5.35 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. The agreement with IGS provides for fixed pricing ranging from $3.19 to $4.56 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

     The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2002 and 2001. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:


                                                                   Three Months           Six Months
                                                                  Ended June 30,        Ended June 30,
                                                                 ----------------      ----------------
                                                                   2002    2001         2002     2001
                                                                   ----    ----         ----     ----
         Revenues:
              Oil and gas sales                                    97%        97%       97%        97%
              Well management and operating                         3          3         3          3
                                                                 ----       ----      ----       ----
                  Total Revenues                                  100%       100%      100%       100%
         Expenses:
              Production costs                                     16%        16%       17%        15%
              Well management and operating                         2          1         1          1
              Depreciation, depletion and amortization             28         26        30         28
              Abandonment and write down of
                  oil and gas properties                            1          1         1          1
              General and administrative                            9          8         9          8
              Other                                                 -         (2)        -         (1)
              Income taxes                                         (1)        -         (1)         -
                                                                 ----       ----      ----       ----
                  Total Expenses                                   55         50        57         52
                                                                 ====       ====      ====       ====

         Net income                                                45%        50%       43%        48%
                                                                 ====       ====      ====       ====


     Revenues for the three and six months ended June 30, 2002 decreased $333 thousand and $961 thousand, respectively, compared to the same periods in 2001. These decreases were due primarily to a decrease in oil and gas sales during the three and six months ended June 30, 2002 compared to the same periods in 2001.

     Oil and gas sales decreased $341 thousand, or 9%, during the three months ended June 30, 2002 compared to the same period in 2001. Oil and gas sales decreased $971 thousand, or 12%, during the six months ended June 30, 2002 compared to the same six month period in 2001. These decreases are the result of lower production volumes and natural gas prices during the three and six months ended June 30, 2002 compared to the same periods in 2001.

     Production costs decreased $35 thousand, or 6%, during the three months ended June 30, 2002 and decreased $79 thousand, or 6%, during the six months ended June 30, 2002 compared to the same periods in 2001. The decreases are the result of lower operating costs during the three and six months ended June 30, 2002 compared to the same periods in 2001.

     Depreciation, depletion and amortization expenses decreased $31 thousand, or 3%, and $194 thousand, or 8%, during the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001.

     General and administrative expenses increased $7 thousand, or 2%, and $19 thousand, or 3%, during the three and six months ended June 30, 2002, respectively, compared with the same periods in 2001.

     The Company reported net income of $1,556 thousand, a decrease of $314 thousand, or 17%, during the three months ended June 30, 2002 compared to the same period in 2001. The Company reported net income of $3,319 thousand, a decrease of $794 thousand, or 19%, during the six months ended June 30, 2002 compared to the same period in 2001. The decreases in oil and gas sales were primarily responsible for these decreases in net income. Net income represented 45% and 50% of total revenues during the three months ended June 30, 2002 and 2001, respectively. Net income represented 43% and 48% of total revenues during the six months ended June 30, 2002 and 2001, respectively.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At June 30, 2002, none of the Company's long-term debt consisted of floating rate debt.

                           Part II. Other Information

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

                Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

          (b) No reports on Form 8-K were filed with the Commission during the Company's second quarter.

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

                                    EVERFLOW EASTERN PARTNERS, L.P.


                                    By:  EVERFLOW MANAGEMENT LIMITED, LLC,
                                         General Partner


                                    By:  EVERFLOW MANAGEMENT CORPORATION
                                         Managing Member


                                    By:  /s/William A. Siskovic
                                         ---------------------------------------
August 13, 2002                          William A. Siskovic
                                         Vice President and Principal Accounting
                                         Officer (Duly Authorized Officer)