Form 10-Q
period 2002-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2002-11-08
CIK 868082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ________.

                         Commission File Number 0-19279

                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                      34-1659910
   ----------------------------------                    --------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

           585 West Main Street
               P.O. Box 629
              Canfield, Ohio                                     44406
   ----------------------------------------              --------------------
   (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 330-533-2692

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         There were 5,748,773 Units of limited partnership interest of the Registrant as of November 8, 2002. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

     Except as otherwise indicated, the information contained in this Report is as of September 30, 2002.

                        EVERFLOW EASTERN PARTNERS, L.P.

                                    INDEX

                   DESCRIPTION                                                PAGE NO.
                   -----------                                               ---------
Part I.    Financial Information

           Item 1.   Financial Statements

                     Consolidated Balance Sheets
                           September 30, 2002 and December 31, 2001              F-1

                     Consolidated Statements of Income
                           Three and Nine Months Ended
                                September 30, 2002 and 2001                      F-3

                     Consolidated Statements of Partners' Equity
                           Nine Months Ended September 30, 2002 and 2001         F-4

                     Consolidated Statements of Cash Flows
                           Nine Months Ended September 30, 2002 and 2001         F-5

                     Notes to Unaudited Consolidated Financial Statements        F-6

           Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     3

           Item 3.   Quantitative and Qualitative Disclosures About Market
                           Risk                                                    7

           Item 4.   Controls and Procedures                                       7

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K                              8

                     Signature                                                     9

                        EVERFLOW EASTERN PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                    September 30, 2002 and December 31, 2001

                                                         September 30,      December 31,
                                                             2002              2001
         ASSETS                                           (Unaudited)        (Audited)
         ------                                          -------------     -------------
CURRENT ASSETS
  Cash and equivalents                                   $  2,069,470      $  1,128,835
  Accounts receivable:
    Production                                              2,158,668         2,475,123
    Officers and employees                                    308,280           255,448
    Joint venture partners                                     19,903           121,458
  Short-term investments                                    2,324,580         3,790,562
  Other                                                       117,282            47,998
                                                         ------------      ------------
    Total current assets                                    6,998,183         7,819,424

PROPERTY AND EQUIPMENT
  Proved properties (successful efforts
    accounting method)                                    118,170,894       114,964,451
  Pipeline and support equipment                              509,398           504,222
  Corporate and other                                       1,495,313         1,465,910
                                                         ------------      ------------
                                                          120,175,605       116,934,583

Less accumulated depreciation, depletion,
    amortization and write down                           (75,954,744)      (72,609,314)
                                                         ------------      ------------
                                                           44,220,861        44,325,269

OTHER ASSETS                                                  167,772           109,572
                                                         ------------      ------------
                                                         $ 51,386,816      $ 52,254,265
                                                         ============      ============

           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                    September 30, 2002 and December 31, 2001

                                                         September 30,      December 31,
                                                             2002              2001
LIABILITIES AND PARTNERS' EQUITY                          (Unaudited)        (Audited)
--------------------------------                         -------------     ------------
CURRENT LIABILITIES
  Current portion of long-term debt                      $     52,700      $     53,900
  Accounts payable                                            607,536           505,246
  Accrued expenses                                            243,708           275,010
                                                         ------------      ------------
    Total current liabilities                                 903,944           834,156

LONG-TERM DEBT, NET OF CURRENT PORTION                        415,600           458,114

DEFERRED INCOME TAXES                                               -            50,000

COMMITMENTS AND CONTINGENCIES                                       -                 -

LIMITED PARTNERS' EQUITY, SUBJECT TO
  REPURCHASE RIGHT
    Authorized - 8,000,000 Units
    Issued and outstanding - 5,748,773 and
      5,771,174 Units, respectively                        49,489,643        50,326,874

GENERAL PARTNER'S EQUITY                                      577,629           585,121
                                                         ------------      ------------
      Total partners' equity                               50,067,272        50,911,995
                                                         ------------      ------------
                                                         $ 51,386,816      $ 52,254,265
                                                         ============      ============

           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

             Three and Nine Months Ended September 30, 2002 and 2001

                                   (Unaudited)

                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                      --------------------------------      -------------------------------
                                                          2002                2001              2002              2001
                                                      -------------      -------------      ------------     --------------
REVENUES
 Oil and gas sales                                    $ 3,725,819        $ 3,816,514        $11,162,467      $ 12,223,778
 Well management and operating                            112,520             93,842            364,167           334,528
  Other                                                        92                242                942             2,743
                                                      -----------        -----------        -----------      ------------
                                                        3,838,431          3,910,598         11,527,576        12,561,049

DIRECT COST OF REVENUES
 Production costs                                         579,176            580,407          1,854,663         1,934,624
 Well management and operating                             47,300             26,486            154,579            98,894
 Depreciation, depletion and amortization               1,068,289          1,066,455          3,336,378         3,528,842
 Abandonment and write down
  of oil and gas properties                                50,000             50,000            150,000           150,000
                                                      -----------        -----------        -----------      ------------
   Total direct cost of revenues                        1,744,765          1,723,348          5,495,620         5,712,360

GENERAL AND ADMINISTRATIVE EXPENSE                        309,070            338,773          1,000,471         1,011,006
                                                      -----------        -----------        -----------      ------------
   Total cost of revenues                               2,053,835          2,062,121          6,496,091         6,723,366
                                                      -----------        -----------        -----------      ------------

INCOME FROM OPERATIONS                                  1,784,596          1,848,477          5,031,485         5,837,683

OTHER INCOME (EXPENSE)
 Interest income                                           13,134             38,797             47,479           186,625
 Interest expense                                          (7,934)           (11,219)           (24,205)          (34,544)
 Gain on sale of property and equipment                         -                  -              4,380                 -
                                                      -----------        -----------        -----------      ------------
                                                            5,200             27,578             27,654           152,081
                                                      -----------        -----------        -----------      ------------

INCOME BEFORE INCOME TAXES                              1,789,796          1,876,055          5,059,139         5,989,764

PROVISION FOR INCOME TAXES
 Current                                                        -                  -                  -                 -
 Deferred                                                       -                  -            (50,000)                -
                                                      -----------        -----------        -----------      ------------
                                                                -                  -            (50,000)                -

NET INCOME                                            $ 1,789,796        $ 1,876,055        $ 5,109,139      $  5,989,764
                                                      ===========        ===========        ===========      ============
Allocation of Partnership Net Income
 Limited Partners                                     $ 1,769,147        $ 1,854,494        $ 5,050,342      $  5,921,836
 General Partner                                           20,649             21,561             58,797            67,928
                                                      -----------        -----------        -----------      ------------
                                                      $ 1,789,796        $ 1,876,055        $ 5,109,139      $  5,989,764
Net Income per unit                                   $      0.31        $      0.32        $      0.88      $       1.01
                                                      ===========        ===========        ===========      ============

            See notes to unaudited consolidated financial statements

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Nine Months Ended September 30, 2002 and 2001

                                   (Unaudited)

                                                               2002             2001
                                                          --------------    -------------
PARTNERS' EQUITY - JANUARY 1                              $  50,911,995     $ 53,043,829

    Net income                                                5,109,139        5,989,764

    Cash distributions                                       (5,827,072)      (6,641,486)

    Repurchase Right - Units tendered                          (126,790)      (1,143,158)
                                                          -------------     ------------
PARTNERS' EQUITY - SEPTEMBER 30                           $  50,067,272     $ 51,248,949
                                                          =============     ============

            See notes to unaudited consolidated financial statements

                     EVERFLOW EASTERN PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

              Nine Months Ended September 30, 2002 and 2001

                               (Unaudited)

                                                                     2002                    2001
                                                                 -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $  5,109,139            $  5,989,764
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                         3,356,990               3,573,452
   Abandonment and write down of oil and gas properties               150,000                 150,000
   (Gain) on sale of property and equipment                            (4,380)                      -
   Deferred income taxes                                              (50,000)                      -
   Changes in assets and liabilities:
    Accounts receivable                                               418,010               1,199,751
    Short-term investments                                          1,465,982                (149,244)
    Other current assets                                              (69,284)                 21,331
    Other assets                                                      (58,200)                      -
    Accounts payable                                                  102,290                (483,237)
    Accured expenses                                                  (31,302)               (126,226)
                                                                 ------------            ------------
     Total adjustments                                              5,280,106               4,185,827
                                                                 ------------            ------------
       Net cash provided by operating activities                   10,389,245              10,175,591

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds received on receivables from officers and employees         145,742                 237,967
 Advances disbursed to officers and employees                        (198,574)               (131,633)
 Purchase of property and equipment                                (3,425,702)             (2,592,548)
 Proceeds on sale of property and equipment and other asset            27,500                       -
                                                                 ------------            ------------
       Net cash used by investing activities                       (3,451,034)             (2,486,214)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchase of Units                                                 (126,790)             (1,143,158)
 Distributions                                                     (5,827,072)             (6,641,486)
 Payments on debt, including revolver activity                        (43,714)                (47,211)
                                                                 ------------            ------------
       Net cash used by financing activities                       (5,997,576)             (7,831,855)
                                                                 ------------            ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       940,635                (142,478)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                           1,128,835               1,997,978
                                                                 ------------            ------------
CASH AND EQUIVALENTS AT END OF THIRD QUARTER                     $  2,069,470            $  1,855,500
                                                                 ============            ============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                       $     24,205            $     34,544
  Income taxes                                                              -                       -

            See notes to unaudited consolidated financial statements

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

                     Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

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

                     Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations were 5,748,773 and 5,763,707 for the three and nine months ended September 30, 2002, respectively, and 5,771,174 and 5,849,499 for the three and nine months ended September 30, 2001, respectively.

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

              The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes have an aggregate balance of $468,300 and $512,014 at September 30, 2002 and December 31, 2001, respectively, and at September 30, 2002 bear interest at fixed (with options to adjust or convert to variable in certain subsequent years) rates ranging from 5.47% - 8.06% and a weighted average rate of 6.51%. The notes at September 30, 2002 require aggregate payments of principal and interest of $7,175 per month. The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At September 30, 2002, none of the Company's total long-term debt consisted of floating rate debt.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

Note 4.       Partners' Equity (Continued)

              The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2001 calculation, was $5.66 per Unit, net of the distributions ($.50 per Unit in total) made in January and April 2002.

              Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

         Calculated                                                   Units
         Price for        Less                         # of        Out-standing
         Repurchase      Interim          Net          Units        Following
Year       Right      Distributions   Price Paid    Repurchased     Repurchase
----     ----------   -------------   ----------    -----------    ------------
1998       $ 5.24          $.250         $4.99          35,114       6,172,537
1999       $ 6.16          $.375         $5.79          77,344       6,095,193
2000       $ 6.73          $.625         $6.11         206,531       5,888,662
2001       $10.35          $.625         $9.73         117,488       5,771,174
2002       $ 6.16          $.500         $5.66          22,401       5,748,773

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

Note 5.       Commitments and Contingencies

              Everflow paid a quarterly dividend in October 2002 of $.25 per Unit to Unitholders of record on September 30, 2002. The distribution amounted to approximately $1,400,000.

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

Note 6.       Gas Purchase Agreements

              The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The Company has additional agreements with Dominion, which obligates Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

Note 6.       Gas Purchase Agreements (Continued)

              Dominion provides for fixed pricing ranging from $3.35 to $4.54 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with IGS provides for fixed pricing ranging from $3.19 to $4.62 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at September 30, 2002 and December 31, 2001:

                                               September 30, 2002       December 31, 2001
                                               ------------------       ------------------
(Amounts in Thousands)                           Amount       %          Amount        %
                                               --------      ----       --------      ----
Working capital                                $  6,094       12%       $  6,985       14%
Property and equipment (net)                     44,221       88          44,325       86
Other                                               168        -             110        -
                                                 ------      ---          ------      ---
    Total                                      $ 50,483      100%       $ 51,420      100%
                                                 ======      ===          ======      ===

Long-term debt                                 $    416        1%            458        1%
Deferred income taxes                                 -        -              50        -
Partners' equity                                 50,067       99          50,912       99
                                                 ------      ---          ------      ---
    Total                                      $ 50,483      100%       $ 51,420      100%
                                                 ======      ===          ======      ===

         Working capital of $6.1 million as of September 30, 2002 represented a decrease of $891 thousand from December 31, 2001. The primary reasons for this decrease in working capital were due to the Company's short-term investments and accounts receivable being lower at September 30, 2002 versus December 31, 2001. Lower oil and gas sales during warmer weather are responsible for the decrease in the Company's production revenues receivable.

         In August 2001, the Company entered into an agreement that modified prior credit agreements. The new agreement provides for a revolving line of credit in the amount of $4,000,000. Management of the Company believes this line of credit is sufficient to meet the Company's funding requirements. Management of the Company believes it can maintain the current level of bank debt until such time as additional borrowings are required to fund the development and/or purchase of oil and gas properties. The Company used cash on hand to fund the payment of a quarterly distribution in October 2002.

         The Company's cash flow from operations before the change in working capital decreased $1,151 thousand, or 12%, during the nine months ended September 30, 2002 as compared to the same period in 2001. Depreciation, depletion and amortization decreased $216 thousand during the nine months ended September 30, 2002 compared to the same period in 2001. Changes in working capital other than cash and equivalents increased cash by $1,827 thousand and $462 thousand during the nine months ended September 30, 2002 and 2001, respectively. The reductions in accounts receivable of $418 thousand and $1,200 thousand at September 30, 2002 and 2001, respectively, compared to December 31, 2001 and 2000 are primarily the result of lower production revenues receivable. Short-term investments decreased $1,466 thousand and increased $149 thousand during the nine months ended September 30, 2002 and 2001, respectively. Short-term investments decreased as a result of a reduction in the amount of investments in corporate debt securities at September 30, 2002. Accounts payable increased $102 thousand and decreased $483 thousand during the nine months ended September 30, 2002 and 2001, respectively. Accounts payable increased during the nine months ended September 30, 2002 as a result of differences in the timing of production revenue receipts and an increase in advances received from joint venture partners for drilling and completion costs at September 30, 2002. The reason for the decrease during the nine months ended September 30, 2001 was the result of lower production revenues payable in the summer months due to production restrictions.

         Cash flows provided by operating activities was $10.4 million for the nine months ended September 30, 2002. Cash was used to purchase property and equipment, repurchase Units, pay quarterly distributions and reduce debt.

         Management of the Company believes the existing revolving credit facility of $4,000,000 should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

         The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The Company has additional agreements with Dominion, which obligates Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with Dominion provides for fixed pricing ranging from $3.35 to $4.54 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with IGS provides for fixed pricing ranging from $3.19 to $4.62 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2002 and 2001. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                        Three Months            Nine Months
                                                     Ended September 30,    Ended September 30,
                                                     -------------------    -------------------
                                                       2002       2001       2002        2001
                                                     -------     -------    ------      -------
Revenues:
     Oil and gas sales                                  97%        98%         97%         97%
     Well management and operating                       3          2           3           3
     Other                                               -          -           -           -
                                                       ---        ---         ---         ---
         Total Revenues                                100        100         100         100
Expenses:
     Production costs                                   15         15          16          15
     Well management and operating                       1          1           1           1
     Depreciation, depletion and amortization           28         27          29          28
     Abandonment and write down
       of oil and gas properties                         1          1           1           1
     General and administrative                          8          9           9           8
     Other                                               -         (1)          -          (1)
     Income taxes                                        -          -           -           -
                                                       ---        ---         ---         ---
         Total Expenses                                 53         52          56          52
                                                       ===        ===         ===         ===
Net Income                                              47%        48%         44%         48%
                                                       ===        ===         ===         ===

         Revenues for the three and nine months ended September 30, 2002 decreased $72 thousand and $1,033 thousand, respectively, compared to the same periods in 2001. These decreases were due primarily to decreases in oil and gas sales during the three and nine months ended September 30, 2002 compared to the same periods in 2001.

         Oil and gas sales decreased $91 thousand, or 2%, during the three months ended September 30, 2002 compared to the same period in 2001. Oil and gas sales decreased $1,061 thousand, or 9%, during the nine months ended September 30, 2002 compared to the same period in 2001. These decreases are the result of lower production volumes and natural gas prices during the three and nine months ended September 30, 2002 compared to the same periods in 2001. The Company does not expect these decreases to continue for the rest of this year. The Company anticipates an increase in production volumes over the next few quarters assuming gas prices remain at current levels. Increased production volumes and recent higher gas prices should provide an increase in gas sales over the coming quarters.

         Production costs decreased $1 thousand, or less than 1%, during the three months ended September 30, 2002 compared to the same period in 2001. Production costs decreased

$80 thousand, or 4%, during the nine months ended September 30, 2002 compared to the same period in 2001. Lower production costs during the nine months ended September 30, 2002 were the result of reduced production volumes during the first half of 2002 as a result of lower gas prices.

         Depreciation, depletion and amortization increased $2 thousand, or less than 1%, during the three months ended September 30, 2002 compared to the same period in 2001. Depreciation, depletion and amortization decreased $192 thousand, or 5%, during the nine months ended September 30, 2002 compared to the same period in 2001. The primary reason for the decrease during the nine months ended September 30, 2002 was due to lower production volumes.

         General and administrative expenses decreased $30 thousand, or 9%, during the three months ended September 30, 2002 compared with the same period in 2001. General and administrative expenses decreased $11 thousand, or 1%, during the nine months ended September 30, 2002 compared to the same period in 2001. The primary reasons for these decreases are due to decreasing overhead costs associated with ongoing operations of the Company.

         Net other income decreased $22 thousand during the three months ended September 30, 2002 compared to the same period in 2001. Net other income decreased $124 thousand during the nine months ended September 30, 2002 compared to the same period in 2001. These decreases are the result of decreases in interest income resulting from reductions in short term investments and lower interest rates.

         The Company reported net income of $1,790 thousand, a decrease of $86 thousand, or 5%, during the three months ended September 30, 2002 compared to the same period in 2001. The Company reported net income of $5,109 thousand, a decrease of $881 thousand, or 15%, during the nine months ended September 30, 2002 compared to the same period in 2001. The primary reason for the decreases in net income was decreased oil and gas sales during the three and nine months ended September 30, 2002.

         Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the weather in the Northeast Ohio area and the ability to locate economically productive oil and gas prospects for development by the Company. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At September 30, 2002, none of the Company's long-term debt consisted of floating rate debt.

Item 4.     CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

Dated:  November 8, 2002            EVERFLOW EASTERN PARTNERS, L.P.


                                    By:  EVERFLOW MANAGEMENT LIMITED, LLC,
                                         General Partner

                                    By:  EVERFLOW MANAGEMENT CORPORATION
                                         Managing Member


                                    By: /s/ William A. Siskovic
                                        ----------------------------------------
                                        William A. Siskovic
                                        Vice President and Principal Accounting
                                        Officer
                                        (Duly Authorized Officer)

                                 CERTIFICATIONS

I, Thomas L. Korner, Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Everflow Eastern Partners, L.P.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 8, 2002

                                                 /s/ Thomas L. Korner
                                                 ---------------------------
                                                 Thomas L. Korner
                                                 Chief Executive Officer

I, William A. Siskovic, Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Everflow Eastern Partners, L.P.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 8, 2002

                                                     /s/ William A. Siskovic
                                                     ---------------------------
                                                     William A. Siskovic
                                                     Chief Financial Officer