Form 10-K
period 2002-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2003-03-31
CIK 868082

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
                            ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes    No X
                                            ---   ---

         There were 4,487,333 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 2003. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

        Except as otherwise indicated, the information contained in this Report is as of December 31, 2002.

                                     PART I

ITEM 1. BUSINESS

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

                  Factors that may cause differences in the Company's actual results versus results discussed in forward-looking statements include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the number of Units tendered pursuant to the Repurchase Right and the ability to locate productive oil and gas prospects for development by the Company. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                  Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 91% of the estimated total future cash inflows related to the Company's oil and gas reserves as of December 31, 2002 are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

                  The Company's operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of 272
(net) wells. The Company serves as the operator of approximately 75% of the gross wells and 85% of the net wells which comprise the Company's properties.

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

                  Acquisition of Prospects. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. EEI's current leasehold inventory consists of approximately 20 prospects in various stages of maturity representing approximately 640 net acres under lease.

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

                  The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI have a revolving credit facility with Bank One, N.A., pursuant to which it had no borrowings during 2002 and no principal indebtedness was outstanding as of March 20, 2003. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

                  The Company has a substantial amount of oil and gas reserves which have not been pledged as collateral for its existing loans. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 2002, which aggregate $67,934,000 (Standardized Measure of Discounted Future Net Cash Flows) with no bank debt outstanding under the revolving credit facility as of December 31, 2002.

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

                  The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $34.25 in March 2003. As of March 20, 2003, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $26.50 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

                  Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

                  Natural Gas. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption brought about a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. More recently, during 2002, shortages in natural gas supplies once again have resulted from increased energy consumption due to harsh weather conditions. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. Certain of the Company's wells have been subject to these limited, seasonal shut-ins and restrictions.

                  Over the ten years prior to 2002, the Company had followed a practice of selling a significant portion of its natural gas pursuant to Intermediate Term Adjustable Price Gas Purchase Agreements (the "East Ohio Contracts") with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, Dominion was obligated to purchase, and the Company was obligated to sell, all natural gas production from a specified list of wells (the "Contract Wells"). Pricing under the East Ohio Contracts was adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in Dominion's average Gas Cost Recovery ("GCR") rates.

                  The Company's last remaining East Ohio Contract terminated during 2001 and was replaced by short-term contracts, which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with Dominion follows:

November 2002 through March 2003

         The first 200,000 MCF per month is priced at $4.18 per MCF. An additional 100,000 MCF is priced at $4.39 per MCF for November 2002. All gas in excess of these volumes is priced at the NYMEX settled price plus $.45 per MCF.

April 2003 through October 2003

         The first 140,000 MCF per month is priced at $4.10 per MCF. An additional 30,000 MCF is priced at $8.05 per MCF for April 2003. An additional 60,000 MCF is priced at $4.31 per MCF for June 2003. All gas in excess of these volumes is priced at the NYMEX settled price plus $.45 per MCF.

November 2003 through March 2004

         The first 160,000 MCF per month is priced at $4.65 per MCF. An additional 60,000 MCF is priced at $5.27 per MCF for November 2003. All gas in excess of these volumes is priced at 100% (DTI) Inside FERC plus $.25 per MCF.

April 2004 through October 2004

         The first 100,000 MCF per month is priced at $4.42 per MCF. An additional 20,000 MCF is priced at $4.18 per MCF for June 2004. All gas in excess of these volumes is priced at 100% (DTI) Inside FERC plus $.25 per MCF.

                  The Company also has a short-term contract with Interstate Gas Supply, Inc. ("IGS"), which obligate IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with IGS follows:

November 2002 through March 2003

         The first 100,000 MCF per month is priced at $4.12 per MCF. An additional 40,000 MCF is priced at $4.53 per MCF for November 2002. All gas in excess of these volumes is priced at the NYMEX settled price plus $.57 per MCF.

April 2003 through October 2003

         The first 60,000 MCF per month is priced at $4.00 per MCF. An additional 20,000 MCF is priced at $8.05 per MCF for April 2003. An additional 30,000 MCF is priced at $4.18 per MCF for June 2003. All gas in excess of these volumes is priced at the NYMEX settled price plus $.27 per MCF.

November 2003 through March 2004

         The first 80,000 MCF per month is priced at $4.38 per MCF. An additional 40,000 MCF is priced at $4.82 per MCF for November 2003. All gas in excess of these volumes is priced at the NYMEX settled price plus $.45 per MCF.

April 2004 through October 2004

         The first 60,000 MCF per month is priced at $4.48 per MCF. An additional 20,000 MCF is priced at $4.22 per MCF for June 2004. All gas in excess of these volumes is priced at the NYMEX settled price plus $.45 per MCF.

                  As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. As of December 31, 2002, natural gas purchased by Dominion covers production from approximately 430 gross wells, while natural gas purchased by IGS covers production from approximately 220 gross wells. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices."

                  For the year ended December 31, 2002, with the exception of Dominion and IGS, which accounted for approximately 55% and 25%, respectively, of the Company's natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that Dominion and IGS will be the only material natural gas customers for 2003.

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

Employees

                  As of March 20, 2003, the Company had 15 full-time and four part-time employees. These employees primarily are engaged in the following areas of business operations: three in land and lease acquisition, five in field operations, five in accounting, and six in administration.

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

                  Proved Reserves.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 2002.

                                                              Oil (BBLS)                Gas (MCF)
                                                              ----------                ---------
                  Proved Developed                              699,000                43,307,000
                  Proved Undeveloped                                 -                         -
                                                                -------                ----------
                  Total                                         699,000                43,307,000
                                                                =======                ==========

                  -----------------
                  (1) The Company has not determined proved reserves associated with its proved undeveloped acreage. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements.

                  Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2002, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                                                       (Thousands)
                                                                                        ---------
                  Future cash inflows from sales of oil and gas                     $     212,322
                  Future production and development costs                                  76,048
                  Future income tax expense                                                 2,782
                                                                                       ----------
                                                                                          133,492
                  Future net cash flows
                  Effect of discounting future net cash flows
                      at 10% per annum                                                     65,558
                                                                                       ----------
                  Standardized measure of discounted future
                      net cash flows                                                $      67,934
                                                                                       ==========

                  -----------------
                  (1) See the Notes to the Financial Statements for additional information.

                  Production. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                                               Average
                            Production                       Sales Price
                  -------------------------------    ---------------------------       Average Lifting Cost
                    Oil (BBLS)        Gas (MCF)         per BBL        per MCF         per Equivalent MCF(1)
                    ----------        ---------         -------        -------         ---------------------
     2002              73,000           3,680,000       $ 22.33        $ 3.98                $ .64
     2001              76,000           3,583,000         22.57          3.93                  .60
     2000              92,000           4,196,000         27.82          3.32                  .47

     -----------------
     (1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).

                  Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2002.

                               Gross Wells                                  Net Wells
                    ----------------------------------------------------------------------------
                            (1)        (1)                                 (1)               (1)
                       Oil         Gas        Total               Oil          Gas        Total
                    ----------------------------------------------------------------------------
                       73          998        1,071               52           691         743

                    -----------------
                    (1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.

                  Acreage. The Company had approximately 47,000 gross developed acres and 33,000 net developed acres as of December 31, 2002. Developed acreage is that acreage assignable to productive wells. The Company had approximately 640 gross and net undeveloped acres as of December 31, 2002.

                  Drilling Activity. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

                                                              Development Wells(1)
                                        ----------------------------------------------------------------
                                                 Productive                             Dry
                                        -----------------------------      -----------------------------
                                           Gross              Net              Gross             Net
                                        -----------       -----------      -----------       -----------
                    2002                     29             14.00                2               .33
                    2001                     33             15.14                -                -
                    2000                     26             11.28                1               .14


                    -----------------
                    (1) All wells are located in the United States. All wells are development wells; no exploratory wells were drilled.

                  Present Activities. The Company has drilled 15 gross and 6.38 net development wells since December 31, 2002. As of March 20, 2003, the Company had no wells in the process of being drilled.

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

                  Company Headquarters. The Company owns an approximately 5,400 square foot building located in Canfield, Ohio.

ITEM 3.           LEGAL PROCEEDINGS

                  There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of the fiscal year ended December 31, 2002, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Market

                  There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 2003, there were 5,748,773 Units held by 1,434 holders of record.

Distribution History

                  The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total cash distributions of $1.25 and $1.50 per Unit during 2002 and 2001, respectively. Based upon the current number of Units outstanding, each quarterly distribution of $0.125 per Unit would be approximately $727,000. The Company made a quarterly distribution of $0.25 per Unit in January 2003 and currently intends to make a quarterly distribution of $0.25 per Unit in April 2003 and quarterly distributions of at least $0.125 per Unit in July and October 2003.

Repurchase Right

                  The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase (the "Repurchase Right"). The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 206,531, 117,488 and 22,401 of its Units of limited partnership interest at a price of $6.11, $9.73 and $5.66 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 2000, 2001 and 2002, respectively. See Note 4 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6.           SELECTED FINANCIAL DATA


                                                                Year Ended December 31,
                                      --------------------------------------------------------------------------
                                          2002             2001          2000             1999           1998
                                      --------------------------------------------------------------------------
Revenue  . . . . . . . . . . . . . . . $16,757,418    $16,261,220     $16,921,139    $15,063,170    $16,558,366
Net Income . . . . . . . . . . . . . .   8,004,090      7,842,162       8,590,757      5,445,941      6,897,089
Net Income Per Unit  . . . . . . . . .        1.37           1.33            1.42            .88           1.10
Total Assets . . . . . . . . . . . . .  52,579,304     52,254,265      55,043,294     55,422,986     56,612,953
Debt(1). . . . . . . . . . . . . . . .           -        512,014         637,822        692,289      2,255,898
Cash Distributions Per Unit  . . . . .        1.25           1.50            1.25           .625            .50

----------------
(1) Debt includes the Company's long-term debt and borrowings under the Company's revolving credit facility.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

                  Working capital surplus of $7.5 million as of December 31, 2002 represented a $0.5 million increase from December 31, 2001 due primarily to increases in cash and equivalents of $3.6 million and accounts receivable from oil and gas production of $1.1 million during 2002. This was partially offset by increases in accounts payable of $0.2 million and decreases in short-term investments of $3.8 million. In August 2001, the Company entered into an agreement that modified its prior credit agreement. The agreement provides for a revolving line of credit in the amount of $4.0 million, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with the principal due at maturity, May 31, 2003. The Company is currently in the process of renewing the facility and expects to do so every two years to minimize debt origination, carrying and interest costs associated with long-term bank commitments. The Company incurred no borrowings under the revolving credit facilities during 2002. Cash flows were used to pay for the funding of the Company's investment in and the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 22,401 Units at a price of $5.66 per Unit on June 30, 2002. The Company also used cash flows to make cash distributions, which totaled $7.3 million.

                  The following table summarizes the Company's financial position at December 31, 2002 and December 31, 2001:

                                 December 31, 2002      December 31, 2001
                                 ------------------     ----------------
                                 Amount         %        Amount       %
                                 ------------------     ----------------
                               (Amounts in Thousands)  (Amounts in Thousands)

Working capital                  $ 7,530         15%     $ 6,985      14%
Property and equipment (net)      43,848         85       44,325      86
Other                                130         --          110      --
                                 -------     ------      -------     ---
     Total                       $51,508        100%     $51,420     100%
                                 =======     ======      =======     ===
Long-term debt                   $    --         --%     $   458       1%
Deferred income taxes                 --         --           50      --
Partners' equity                  51,508        100       50,912      99
                                 -------     ------      -------     ---
     Total                       $51,508        100%     $51,420     100%
                                 =======     ======      =======     ===

Cash Flows from Operating, Investing and Financing Activities

         The Company generated almost all of its cash sources from operating activities. During the years ended 2002 and 2001, cash provided by operations was used to fund the development of additional oil and gas properties, repurchase of Units pursuant to the Repurchase Right and distributions to partners.

                  The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 2002 and 2001:

                                                            2002                                 2001
                                               --------------------------------------------------------------------
                                                   Dollars          %                   Dollars          %
                                               --------------------------------------------------------------------
                                                                  (Amounts in Thousands)
Operating Activities:
     Net income before adjustments                    $8,004            64%                $7,842           59%
     Adjustments                                       4,565            36                  4,709           35
                                                  ----------    ----------             ----------    ---------
     Cash flow from operations
       before working capital
       changes                                        12,569           100                 12,551           94
     Changes in working capital                        3,015            24                    (77)          (1)
                                                  ----------    ----------              ---------     --------
     Net cash provided by
       operating activities                           15,584           124                 12,474           93

Investing Activities:
     Proceeds received on receivables
       from officers and employees                       197             1                    274            2
     Advances disbursed to officers
       and employees                                    (162)           (1)                  (122)          (1)
     Purchase of property and
       equipment                                      (4,186)          (33)                (3,395)         (25)
     Proceeds on sale of other assets
       and equipment                                      48            -                      -            -
                                                  ----------    ----------             ----------    ---------
     Net cash (used) by investing
       activities                                     (4,103)          (33)                (3,243)         (24)

Financing Activities:
     Distributions                                    (7,281)          (58)                (8,831)         (66)
     Repurchase of Units                                (127)           (1)                (1,143)          (8)
     Debt repayments                                    (512)           (4)                  (126)          (1)
                                                   ---------     ---------              ---------     --------
     Net cash (used) by financing
       activities                                     (7,920)          (63)               (10,100)         (75)
                                                   ---------     ---------              ---------     --------
Increase (decrease) in cash
     and equivalents                                   3,561            28                   (869)          (6)




Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

                  As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 2002 and 2001 represented 100% and 94% of total cash sources, respectively. Changes in working capital other than cash and equivalents increased cash by $3.0 million during 2002 and decreased cash by $77,037 during 2001. The decrease in short-term investments at December 31, 2002 compared to December 31, 2001 is the result of the Company's selling of marketable corporate debt securities and investing excess cash flows in a high balance savings account. The increase in accounts receivable at December 31, 2002 compared to December 31, 2001 is the result of higher natural gas production volumes and an increase in gas and oil prices. Total production revenues receivable as of December 31, 2002 amounted to $3.6 million compared to $2.5 million at December 31, 2001. As a result of these increased gas production volumes and an increase in gas and oil prices, accounts payable relating to production as of December 31, 2002 was also higher. Accounts payable amounted to $0.7 million as of December 31, 2002 compared to $0.5 million at December 31, 2001. The Company had investments in short-term marketable corporate debt securities of $3.8 million at December 31, 2001.

                  The Company's cash flows used by investing activities increased $0.9 million, or 27%, during 2002 as compared with 2001. The Company's cash flows used by investing activities increased $0.7 million, or 28%, during 2001 as compared with 2000. The primary reason for the increase in cash flows used by investing activities in 2002 and 2001 was an increase in the purchase of property and equipment. The purchase of property and equipment increased $0.8 million, or 23%, during 2002 as compared with 2001. The purchase of property and equipment increased $0.8 million, or 31%, during 2001 as compared with 2000.

                  The Company's cash flows used by financing activities decreased $2.2 million, or 22%, during 2002 as compared with 2001. The primary reasons for this decrease were that distributions to Unitholders decreased $1.6 million and payments on the repurchase of Units decreased $1.0 million. Payments on debt increased $0.4 million to $0.5 million during 2002. The Company's cash flows used by financing activities increased $1.2 million, or 14%, during 2001 as compared with 2000. The primary reason for this increase was that distributions to Unitholders increased $1.3 million. Payments on debt increased $71,341 to $125,808 during 2001. Additionally, payments on the repurchase of Units decreased $118,746, or 9%, during 2001 as compared with 2000.

                  The Company's ending cash and equivalents balance of $4.7 million at December 31, 2002, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2003. The Company has paid a quarterly distribution every quarter since July 1991. Minimum cash distributions are estimated to be $0.7 million per quarter ($.125 per Unit). The Company intends to distribute $1.5 million ($.25 per Unit) in April 2003 from existing cash and equivalents.

                  Capital expenditures for the development of oil and gas properties and the acquisition of undeveloped leasehold acreage have increased over recent years. The Company drilled or participated in the drilling of an additional 31 drillsites in 2002. The Company's share of these drillsites amounts to 14.33 net developed properties. The Company's share of proved gas reserves increased by 1.4 million MCFs, or 3%, between December 31, 2001 and 2002, while proved oil reserves decreased by 20,000 barrels, or 3%, between December 31, 2001 and 2002.

The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of 2.0 million MCFs of natural gas versus 26,000 barrels of crude oil during 2002. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves increased by $22.8 million between December 31, 2001 and 2002. The primary reason for this increase was due to increases in natural gas and crude oil prices between December 31, 2001 and 2002. Management believes the Company should be able to drill or participate in the drilling of 10 to 15 net wells each year for the next few years.

                  The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 22,401, 117,488 and 206,531 Units during 2002, 2001 and 2000 pursuant to the Repurchase Right at a price of $5.66, $9.73 and $6.11 per Unit, respectively. The Company has, in the past, borrowed against its credit facility to meet such obligations and could do so again in 2003, although current cash flows would reduce borrowing requirements. The Repurchase Right to be conducted in 2003 will result in Unitholders being offered a price of $8.44 per Unit. The Company estimates it could need to borrow up to $3.0 million in the event the 2003 offering pursuant to the Repurchase Right is fully subscribed.

RESULTS OF OPERATIONS

                  The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2002, 2001 and 2000. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                           Year Ended December 31,
                                                                --------------------------------------------
                                                                   2002             2001              2000
                                                                --------------------------------------------
Revenues:
     Oil and gas sales                                               97%              97%               97%
     Well management and operating                                    3                3                 3
                                                                  -----             ----              ----
         Total Revenues                                             100              100               100
Expenses:
     Production costs                                                16               15                13
     Well management and operating                                    1                1                 1
     Depreciation, depletion and amortization                        26               28                27
     Abandonment and write down
         of oil and gas properties                                    1                1                 2
     General and administrative                                       8                8                 8
     Other expense (income)                                          -                (1)               (2)
     Income taxes                                                    -                -                 -
                                                                  -----             ----              ----
         Total Expenses                                              52               52                49
                                                                  -----             ----              ----
Net income                                                           48%              48%               51%
                                                                  =====             ====              ====


                  Revenues for the year ended December 31, 2002 increased $0.5 million, or 3%, compared to the same period in 2001. Revenues for the year ended December 31, 2001 decreased $0.7 million, or 4%, compared to the same period in 2000. These changes were due primarily to changes in crude oil and natural gas sales between the periods involved.

                  Oil and gas sales increased $0.4 million, or 3%, from 2001 to 2002. This increase was the result of increased natural gas production and slightly higher natural gas prices. The Company's gas production increased by 97,000 MCF. The primary reason for this increase was due to increased production resulting from the Company developing additional oil and gas properties. The average price received per MCF increased from $3.93 to $3.98 from 2001 to 2002. Oil sales were slightly lower due primarily to a decrease in the average sales price of oil from $22.57 to $22.33 per barrel from 2001 to 2002. Additionally, oil production decreased by 3,000 barrels. Gas sales accounted for 90%, 89% and 84% of total oil and gas sales in 2002, 2001 and 2000, respectively. Oil and gas sales decreased $0.7 million, or 4%, from 2000 to 2001. The primary reasons for this decrease in oil and gas sales between 2000 and 2001 were lower natural gas production and lower crude oil production and crude oil prices. The Company's gas production decreased by 613,000 MCF, although the average price received per MCF increased from $3.32 to $3.93. The average price received per barrel decreased from $27.82 to $22.57.

                  Production costs increased $0.2 million, or 8%, during 2002 and 2001. The primary reason for these increases was an increase in the number of producing wells. Depreciation, depletion and amortization decreased $62,800, or 1%, between 2001 and 2002. The primary reason for this decrease is higher oil and gas reserve estimates resulting from higher natural gas and oil prices. The result of higher oil and gas reserve estimates at December 31, 2002 reduced depletion and amortization rates associated with the Company's producing oil and gas properties. Depreciation, depletion and amortization decreased $61,242, or 1%, between 2000 and 2001. This decrease was caused by lower production volumes.

                  Well management and operating revenues increased $47,787, or 11%, from 2001 to 2002. Well management and operating costs increased $19,301, or 11%, from 2001 to 2002. The reason for these increases in well management and operating revenues and costs was due to an increase in Company operated oil and gas interests. The Company added approximately 20 oil and gas properties to its existing operations during 2002. Well management and operating revenues increased $25,277, or 6%, from 2000 to 2001. Well management and operating costs increased $45,672, or 37%, from 2000 to 2001.

                  Abandonments and write downs of oil and gas properties remained constant between 2001 and 2002 and decreased $0.2 million between 2000 and 2001. This decrease was attributable to a reduction in the write down of oil and gas properties and abandonments of oil and gas properties. During 2002 and 2001, the Company had no impairment on its oil and gas properties.

                  General and administrative expenses increased $34,743, or 3%, between 2001 and 2002, and increased $37,118, or 3%, between 2000 and 2001. The primary reason for these increases was an increase in overhead costs associated with ongoing operations of the Company.

                  Net other income amounted to $46,968, $178,062, and $270,856 in 2002, 2001 and 2000, respectively. In 2002 and 2001, interest income and interest expense decreased as a result of lower interest rates.

                  The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.

                  Net income increased $161,928, or 2%, between 2001 and 2002. The increase was primarily the result of an increase in oil and gas sales. Net income decreased $748,595, or 9%, between 2000 and 2001. The decrease resulted primarily from a decrease in oil and gas sales. Net income represented 48%, 48% and 51% of total revenues during the years ended December 31, 2002, 2001 and 2000, respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

                  Property and Equipment. The Company uses the successful efforts method of accounting for oil and gas exploration and production activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties and to drill and equip development wells are initially capitalized. Costs of development wells (on properties the Company has no further interest in) that do not find proved reserves and geological and geophysical costs are expensed. The Company has not participated in exploratory drilling and owns no interest in unproved properties.

                  Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,345,208, $4,417,473 and $4,477,379 for the years ended December 31, 2002, 2001 and 2000, respectively.

                  On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

                  The Company evaluates its oil and gas properties for impairment annually. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties.

                  Management of the Company believes that the accounting estimate related to oil and gas property impairment is a "critical accounting estimate" because it is highly susceptible to change from year to year. It requires the use of oil and gas reserve estimates that are directly impacted by future oil and gas prices and future production volumes. Actual oil and gas prices have fluctuated in the past and are expected to do so in the future.

                  Oil and gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions. Any increases in estimated future cash flows would have no impact on the reported value of the Company's oil and gas properties. In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the fair value of the oil and gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the oil and gas properties. Any impairment loss would reduce property and equipment as well as total assets of the Company. An impairment loss would also decrease net income.

                  Revenue Recognition. The Company recognizes revenue from oil and gas production as it is extracted and sold from the properties. Other revenue is recognized at the time it is earned and the Company has a contractual right to such revenue.

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

NEW ACCOUNTING STANDARDS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to periodic impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 was adopted by the Company in 2002.

                  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost.

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which was adopted by the Company in 2002. SFAS No. 144 supercedes SFAS No. 121 and modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill.

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Provisions of SFAS No. 145 become effective in 2002 and 2003. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease.

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability is required to be recognized for costs, including certain lease termination costs and employee termination benefits, associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by SFAS Nos. 143 and 144.

                  In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based, Compensation - Transition and Disclosure," that amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002.

                  The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

INFLATION AND CHANGES IN PRICES

                  While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $34.25 in March 2003. As of March 20, 2003, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $26.50 per barrel of oil. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since less than 10% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 2002 are comprised of oil reserves.

                  Natural gas prices have also fluctuated more recently. Under the various gas purchase agreements with Dominion Field Services, Inc. and its affiliates (including The East Ohio Gas Company), adjustments to the price of gas paid to the Company were based on 80% of the increase or decrease in Dominion's average GCR rates. The Company's average price of gas during 2000 amounted to $3.32 per MCF. The Company's average price of gas during 2001 increased $.61 to $3.93 compared to 2000. The Company's average price of gas during 2002 increased $.05 to $3.98 compared to 2001. The price of gas in the Appalachian Basin increased significantly throughout 2000 and reached a high of more than $10.00 per MCF in January 2001. More recently, the price of natural gas on the NYMEX settled for the month of March 2003 at $9.13 per MCF. The Company's gas is currently sold under short-term contracts where the price is determined using a monthly strip price. The Company at times will lock-in a monthly strip price over certain time periods. Excess gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price. As of March 20, 2003, the current one-year strip price for Henry Hub Natural Gas on the NYMEX is $5.25 per MCF. The Company's sales are significantly impacted by pricing instability in the natural gas market. One of the consequences of these pricing fluctuations is evident in the Company's Standardized Measure of Discounted Future Net Cash Flows decreasing from $82.0 million at December 31, 2000 to $45.1 million at December 31, 2001, and then increasing to $67.9 million at December 31, 2002.

                  The Company's Standardized Measure of Discounted Future Net Cash Flows increased by $22.8 million from December 31, 2001 to December 31, 2002 and decreased by $36.9 million from December 31, 2000 to December 31, 2001. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At December 31, 2002, the Company had no long-term debt outstanding.

                  The Company is also exposed to market risk from changes in commodity prices. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. These market risks can impact the Company's results of operations, cash flows and financial position. The Company's primary commodity price risk exposure results from contractual delivery commitments with respect to the Company's gas purchase contracts. The Company periodically makes commitments to sell certain quantities of natural gas to be delivered in future months at certain contract prices. This affords the Company the opportunity to "lock in" the sale price for those quantities of natural gas. Failure to meet these delivery commitments would result in the Company being forced to purchase any short fall at current market prices. The Company's risk management objective is to lock in a range of pricing for no more than 80% to 90% of expected production volumes. This allows the Company to forecast future cash flows and earnings within a predictable range.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See attached pages F-1 to F-24.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                        EVERFLOW EASTERN PARTNERS, L. P.

                       2002 CONSOLIDATED FINANCIAL REPORT

                        EVERFLOW EASTERN PARTNERS, L. P.

                                    CONTENTS


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

                          Independent Auditors' Report

To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio


        We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                    HAUSSER + TAYLOR LLP



Cleveland, Ohio
March 19, 2003

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001




                                                                  2002             2001
                                                              ------------     ------------
    ASSETS

CURRENT ASSETS
 Cash and equivalents                                         $  4,689,831     $  1,128,835
 Accounts receivable:
  Production                                                     3,557,396        2,475,123
  Officers and employees                                           220,764          255,448
  Joint venture partners                                            30,630          121,458
Short-term investments                                                --          3,790,562
Other                                                              102,245           47,998
                                                              ------------     ------------
   Total current assets                                          8,600,866        7,819,424

PROPERTY AND EQUIPMENT
 Proved properties (successful efforts accounting method)      118,513,983      114,964,451
 Pipeline and support equipment                                    514,060          504,222
 Corporate and other                                             1,587,219        1,465,910
                                                              ------------     ------------
                                                               120,615,262      116,934,583
 Less accumulated depreciation, depletion, amortization
   and write down                                               76,766,803       72,609,314
                                                              ------------     ------------
                                                                43,848,459       44,325,269
OTHER ASSETS                                                       129,979          109,572
                                                              ------------     ------------
                                                              $ 52,579,304     $ 52,254,265
                                                              ------------     ------------




   The accompanying notes are an integral part of these financial statements.

                             EVERFLOW EASTERN PARTNERS, L. P.

                               CONSOLIDATED BALANCE SHEETS

                                December 31, 2002 and 2001

                                                                 2002            2001
                                                              -----------     -----------
  LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                            $      --       $    53,900
 Accounts payable                                                 746,421         505,246
 Accrued expenses                                                 324,627         275,010
                                                              -----------     -----------
    Total current liabilities                                   1,071,048         834,156

LONG-TERM DEBT, NET OF CURRENT PORTION                               --           458,114

DEFERRED INCOME TAXES                                                --            50,000

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE
 RIGHT
  Authorized - 8,000,000 units
  Issued and outstanding - 5,748,773 and 5,771,174 units,
   respectively                                                50,914,003      50,326,874

GENERAL PARTNER'S EQUITY                                          594,253         585,121
                                                              -----------     -----------
    Total partners' equity                                     51,508,256      50,911,995
                                                              -----------     -----------
                                                              $52,579,304     $52,254,265
                                                              ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                      EVERFLOW EASTERN PARTNERS, L. P.

                     CONSOLIDATED STATEMENTS OF INCOME

                Years Ended December 31, 2002, 2001 and 2000


                                                          2002              2001              2000
                                                      ------------      ------------      ------------
REVENUES
 Oil and gas sales                                    $ 16,254,014      $ 15,805,040      $ 16,490,904
 Well management and operating                             501,561           453,774           428,497
 Other                                                       1,843             2,406             1,738
                                                      ------------      ------------      ------------
                                                        16,757,418        16,261,220        16,921,139
DIRECT COST OF REVENUES
 Production costs                                        2,618,399         2,419,260         2,244,926
 Well management and operating                             188,238           168,937           123,265
 Depreciation, depletion and amortization                4,386,745         4,449,545         4,510,787
 Abandonment and write down of oil and gas
  properties                                               200,000           200,000           400,000
                                                      ------------      ------------      ------------
        Total direct cost of revenues                    7,393,382         7,237,742         7,278,978

GENERAL AND ADMINISTRATIVE EXPENSE                       1,394,121         1,359,378         1,322,260
                                                      ------------      ------------      ------------
        Total cost of revenues                           8,787,503         8,597,120         8,601,238
                                                      ------------      ------------      ------------
INCOME FROM OPERATIONS                                   7,969,915         7,664,100         8,319,901

OTHER INCOME (EXPENSE)
 Interest income                                            69,515           222,764           316,091
 Interest expense                                          (28,521)          (44,702)          (46,239)
 Gain on sale of property and equipment and other
  assets                                                     5,974              --               1,004
                                                      ------------      ------------      ------------
                                                            46,968           178,062           270,856
                                                      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                               8,016,883         7,842,162         8,590,757

INCOME TAXES                                                12,793              --                --
                                                      ------------      ------------      ------------
NET INCOME                                            $  8,004,090      $  7,842,162      $  8,590,757
                                                      ------------      ------------      ------------
Allocation of Partnership Net Income
 Limited Partners                                     $  7,911,924      $  7,752,932      $  8,495,622
 General Partner                                            92,166            89,230            95,135
                                                      ------------      ------------      ------------
                                                      $  8,004,090      $  7,842,162      $  8,590,757
                                                      ------------      ------------      ------------
Net income per unit                                   $       1.37      $       1.33      $       1.42
                                                      ------------      ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                      EVERFLOW EASTERN PARTNERS, L. P.

                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                Years Ended December 31, 2002, 2001 and 2000


                                                               2002              2001              2000
                                                               ----              ----              ----
PARTNERS' EQUITY - JANUARY 1                               $ 50,911,995      $ 53,043,829      $ 53,288,759

 Net income                                                   8,004,090         7,842,162         8,590,757

 Cash distributions ($1.25 per unit in 2002, $1.50 per
 unit in 2001 and $1.25 per unit in 2000)                    (7,281,039)       (8,830,838)       (7,573,783)

 Purchase and retirement of Units                              (126,790)       (1,143,158)       (1,261,904)
                                                           ------------      ------------      ------------
PARTNERS' EQUITY - DECEMBER 31                             $ 51,508,256      $ 50,911,995      $ 53,043,829
                                                           ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                      EVERFLOW EASTERN PARTNERS, L. P.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years Ended December 31, 2002, 2001 and 2000

                                                             2002              2001              2000
                                                             ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $  8,004,090      $  7,842,162      $  8,590,757
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                4,421,028         4,508,950         4,569,114
   Abandonment and write down of oil and gas
    properties                                               200,000           200,000           400,000
   Gain on sale of property and equipment and other
    assets                                                    (5,974)             --              (1,004)
   Deferred income taxes                                     (50,000)             --                --
   Changes in assets and liabilities:
    Accounts receivable                                     (991,445)          596,362          (678,290)
    Short-term investments                                 3,790,562          (167,188)       (2,110,101)
    Other current assets                                     (54,247)           31,731             9,262
    Other assets                                             (20,407)           (6,555)           41,629
    Accounts payable                                         241,175          (513,713)         (183,646)
    Accrued expenses                                          49,617           (17,674)          103,351
                                                        ------------      ------------      ------------
     Total adjustments                                     7,580,309         4,631,913         2,150,315
                                                        ------------      ------------      ------------
      Net cash provided by operating activities           15,584,399        12,474,075        10,741,072

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds received on receivables from officers and
  employees                                                  197,364           273,447           248,692
 Advances disbursed to officers and employees               (162,680)         (122,053)         (129,504)
 Purchase of property and equipment                       (4,185,744)       (3,394,808)       (2,594,116)
 Purchase of other assets                                       --                --             (64,050)
 Proceeds on sale of property and equipment and
  other assets                                                47,500              --               1,433
                                                        ------------      ------------      ------------
        Net cash used by investing activities             (4,103,560)       (3,243,414)       (2,537,545)

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions                                            (7,281,039)       (8,830,838)       (7,573,783)
 Repurchase of Units                                        (126,790)       (1,143,158)       (1,261,904)
 Payments on debt including revolver                        (512,014)         (125,808)          (54,467)
                                                        ------------      ------------      ------------
        Net cash used by financing activities             (7,919,843)      (10,099,804)       (8,890,154)
                                                        ------------      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                3,560,996          (869,143)         (686,627)

CASH AND EQUIVALENTS - JANUARY 1                           1,128,835         1,997,978         2,684,605
                                                        ------------      ------------      ------------
CASH AND EQUIVALENTS - DECEMBER 31                      $  4,689,831      $  1,128,835      $  1,997,978
                                                        ------------      ------------      ------------
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                              $     28,521      $     42,656      $     46,239
  Income taxes                                                80,000              --                --




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

          D. Fair Value of Financial Instruments - The fair values of cash and equivalents, accounts receivable, short-term investments (based on quoted market values), accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

          E. Cash and Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.

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

               Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,345,208, $4,417,473 and $4,477,379 for the years ended
               December 31, 2002, 2001 and 2000, respectively.

               On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

               SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $200,000, $200,000 and $400,000 during 2002, 2001 and 2000, respectively, to provide for impairment on certain of its oil and gas properties.

               Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment
               - 10 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $992,051 - 40 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $75,820, $91,477 and $91,735 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

               Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,759,974, 5,829,918 and 5,991,928 in
               2002, 2001 and 2000, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

          J. New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to periodic impairment tests. Other intangible assets continue to be amortized over their useful lives. SFAS No. 142 was adopted by the Company in 2002.

               In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost.

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which was adopted by the Company in 2002. SFAS No. 144 supercedes SFAS No. 121 and modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill.

               In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Provisions of SFAS No. 145 become effective in 2002 and 2003. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease.

               In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability is required to be recognized for costs, including certain lease termination costs and employee termination benefits, associated with an exit or disposal activity when the liability is incurred. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by SFAS Nos. 143 and 144.

               In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

          J.   New Accounting Standards (Continued)

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based, Compensation - Transition and Disclosure," that amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002.

               The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

NOTE 2.   SHORT-TERM INVESTMENTS

          Short-term investments as of December 31, 2001 consisted principally of marketable corporate debt securities which are classified as trading. The fair values of the investments approximate cost.

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

          There were no borrowings outstanding on revolving credit facilities during 2002 and 2001.

          The Company purchased a building and funded its cost, including improvements, in part, through mortgage notes. The notes had an aggregate balance of $512,014 at December 31, 2001 and bore interest at a weighted average rate of 6.51%. The notes were paid in full in 2002.

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

               The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the repurchase right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2002 calculation, is estimated to be $8.44 per Unit, net of the distributions ($.50 per Unit in total) expected to be made in January and April 2003.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 4.        PARTNERS' EQUITY (CONTINUED)

               Units repurchased pursuant to the repurchase right, for each of the four years in the period ended December 31, 2002, are as follows:

                                                Per Unit
                                --------------------------------------------
                                  Calculated                                                           Units
                                   Price for          Less                                          Outstanding
                                  Repurchase        Interim            Net         # of Units        Following
                        Year        Right        Distributions     Price Paid      Repurchased      Repurchase
                        ----        -----        -------------     ----------      -----------      ----------
                       1999         $ 6.16          $ .375           $ 5.79              77,344         6,095,193

                       2000         $ 6.73          $ .625           $ 6.11             206,531         5,888,662

                       2001         $10.35          $ .625           $ 9.73             117,488         5,771,174

                       2002         $ 6.16          $ .50            $ 5.66              22,401         5,748,773



NOTE 5.        PROVISION FOR INCOME TAXES

               As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. The deferred taxes are the result of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties.

               A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                                             Year Ended December 31,
                                                 -----------------------------------------------------------------------------
                                                       2002                      2001                      2000
                                                 ------------------------- ------------------------- -------------------------
                                                        Amount        %          Amount        %           Amount         %
                                                        ------      -----        -------      ---          -------       ---
           Provision based on the
           statutory rate (for taxable
           income up to $10,000,000)                 $ 2,726,000    34.0       $ 2,666,000    34.0       $ 2,921,000     34.0

           Tax effect of:
           Non-taxable status of the
             Programs and Everflow                    (2,579,000)  (32.2)       (2,654,000)  (33.8)       (2,965,000)   (34.5)
           Excess statutory depletion                    (60,000)   (0.7)          (70,000)   (0.9)          (83,000)   (1.0)
           Graduated tax rates, state
             income tax and other - net                  (74,207)   (1.0)           58,000     0.7           127,000      1.5
                                                      ----------   -----       -----------   -----       -----------    -----
           Total                                      $   12,793     0.1       $         -       -       $         -        -
                                                      ==========   =====       ===========   =====       ===========    =====


          EEI has percentage depletion deduction carryforwards for tax purposes of approximately $1,860,000. These carryforwards can be carried forward indefinitely. For financial reporting purposes, the deferred tax liability at December 31, 2002 and 2001 has been reduced by approximately $629,000 and $661,000, respectively, for the tax effect of carryforwards.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 6.        RETIREMENT PLAN

               The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. The Company matches employees' contributions to the 401(K) Retirement Savings Plan as annually determined by EMC's Board of Directors. Additionally, the plan has a profit sharing component which provides for contributions to the plan at the discretion of EMC's Board of Directors. Amounts contributed to the plan vest immediately. The Company's total matching and profit sharing contributions to the plan amounted to $217,301, $76,275 and $52,683 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 7.        RELATED PARTY TRANSACTIONS

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 8.        BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

               Gas sales accounted for 90%, 89% and 84% of total oil and gas sales in 2002, 2001 and 2000, respectively. Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2002, 2001 and 2000, respectively, were as follows:

                                             Customer                            2002          2001          2000
                                             --------                            ----          ----          ----

                     Dominion Field Services, Inc., its affiliates and
                     its predecessors ("Dominion")                                49%           45%           53%
                     Ergon Oil Purchasing, Inc. ("Ergon Oil")                      8            11            16
                     Interstate Gas Supply, Inc. ("IGS")                          23            25            11
                                                                                  --            --            --
                                                                                  80%           81%           80%
                                                                                  ==            ==            ==

               A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. Credit losses have historically been minimal and no valuation allowance was deemed necessary at December 31, 2002 and 2001. The Company expects that Dominion, Ergon Oil and IGS will be the only major customers in 2003.

               Over the ten years prior to 2002, the Company had been selling a significant portion of its natural gas pursuant to Intermediate Term Adjustable Price Gas Purchase Agreements with Dominion. The Company's last remaining long-term agreement terminated during 2001 and was replaced by short-term contracts, which obligate Dominion to purchase, and the Company to sell and deliver, certain natural gas production from the Company's wells throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with Dominion follows:

               Production Period November 2002 through March 2003 (Dominion)

               The first 200,000 MCF per month is priced at $4.18 per MCF. An additional 100,000 MCF is priced at $4.39 per MCF for November 2002. All gas in excess of these volumes is priced at the NYMEX settled price plus $.45.

               Production Period April 2003 through October 2003 (Dominion)

               The first 140,000 MCF per month is priced at $4.10 per MCF. An additional 30,000 MCF is priced at $8.05 per MCF for June 2003. An additional 60,000 MCF is priced at $4.31 per MCF for June 2003. All gas in excess of these volumes is priced at the NYMEX settled price plus $.45.

               Production Period November 2003 through March 2004 (Dominion)

               The first 160,000 MCF per month is priced at $4.65 per MCF. An additional 60,000 MCF is priced at $5.27 per MCF for November 2003. All gas in excess of these volumes is priced at 100% (DTI) Inside FERC plus $.25.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 8.        BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

               Production Period April 2004 through October 2004 (Dominion)

               The first 100,000 MCF is priced at $4.42 per MCF. An additional 20,000 MCF is priced at $4.18 per MCF for June 2004. All gas in excess of these volumes is priced at 100% (DTI) Inside FERC plus $.25.

               The Company also has a short-term contract with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with IGS follows:

               Production Period November 2002 through March 2003 (IGS)

               The first 100,000 MCF per month is priced at $4.12 per MCF. An additional 40,000 MCF is priced at $4.53 per MCF for November 2002. All gas in excess of these volumes is priced at the NYMEX settled price plus $.57.

               Production Period April 2003 through October 2003 (IGS)

               The first 60,000 MCF per month is priced at $4.00 per MCF. An additional 20,000 MCF is priced at $8.05 per MCF for April 2003. An additional 30,000 MCF is priced at $4.18 per MCF for June 2003. All gas in excess of these volumes is priced at the NYMEX settled price plus $.27.

               Production Period November 2003 through March 2004 (IGS)

               The first 80,000 MCF per month is priced at $4.38 per MCF. An additional 40,000 MCF is priced at $4.82 per MCF for November 2003. All gas in excess of these volumes is priced at the NYMEX settled price plus $.45.

               Production Period April 2004 through October 2004 (IGS)

               The first 60,000 MCF per month is priced at $4.48 per MCF. An additional 20,000 MCF is priced at $4.22 per MCF for June 2004. All gas in excess of these volumes is priced at the NYMEX settled price plus $.45.

               As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities locked in by the Company from time to time. As of December 31, 2002, natural gas purchased by Dominion covers production from approximately 430 gross wells, while natural gas purchased by IGS covers production from approximately 220 gross wells. Production from the Dominion and IGS contract wells comprise more than 75% of the Company's natural gas sales.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9.        COMMITMENTS AND CONTINGENCIES

               Everflow paid a dividend in January 2003 of $.25 per Unit. The distribution amounted to approximately $1,454,000.

               As described in Note 8, the Company has significant natural gas delivery commitments to Dominion and IGS, its major customers. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price the Company is able to purchase the gas for redelivery (resale) to its customers.

NOTE 10.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

               The following is a summary of selected quarterly financial data for the years ended December 31, 2002 and 2001:

                                                                          Quarters Ended
                                                 ----------------------------------------------------------------------
                                                    March 31         June 30       September 30        December 31
                                                    --------         -------       ------------        -----------
                 2002
                 Revenues                            $ 4,248,354     $ 3,440,791       $ 3,838,431        $ 5,229,842
                 Income from operations                1,730,635       1,516,254         1,784,596          2,938,430
                 Net income                            1,763,611       1,555,732         1,789,796          2,894,951
                 Net income per unit                         .30             .27               .31                .50

                                                                           Quarters Ended
                                                 ----------------------------------------------------------------------
                                                    March 31         June 30       September 30        December 31
                                                    --------         -------       ------------        -----------
                 2001
                 Revenues                            $ 4,877,102     $ 3,773,349       $ 3,910,598        $ 3,700,171
                 Income from operations                2,180,895       1,808,311         1,848,477          1,826,417
                 Net income                            2,243,774       1,869,935         1,876,055          1,852,398
                 Net income per unit                         .38             .31               .32                .32

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


                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                                                  December 31,
                                                              ---------------------------------------------------------
                                                                     2002               2001               2000
                                                                     ----               ----               ----
                 Proved oil and gas properties                     $ 118,513,983      $ 114,964,451      $ 112,341,851
                 Pipeline and support equipment                          514,060            504,222            504,222
                                                                   -------------       ------------       ------------
                                                                     119,028,043        115,468,673        112,846,073
                 Accumulated depreciation, depletion,
                   amortization and write down                        76,478,321         72,365,538         68,469,693
                                                                   -------------       ------------       ------------
                 Net capitalized costs                             $  42,549,722       $ 43,103,135       $ 44,376,380
                                                                   =============       ============       ============



               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                                                                       December 31,
                                                                  ---------------------------------------------------
                                                                         2002               2001               2000
                                                                         ----               ----               ----
                 Property acquisition costs                            $ 230,175          $ 234,786          $ 175,875
                 Development costs, including
                   prepayments                                         3,728,193          3,135,374          2,333,387


In 2002, 2001 and 2000, development costs include the purchase of approximately $222,000, $309,000 and $-0-, respectively, of producing oil and gas properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 11.       SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
                 ACTIVITIES (UNAUDITED) (CONTINUED)

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                            December 31,
                                          ------------------------------------------------
                                              2002              2001              2000
                                          ------------      ------------      ------------
Oil and gas sales                         $ 16,254,014      $ 15,805,040      $ 16,490,904
Production costs                            (2,618,399)       (2,419,260)       (2,244,926)
Depreciation, depletion and
 amortization                               (4,386,745)       (4,449,545)       (4,510,787)
Abandonment and write down of
  oil and gas properties                      (200,000)         (200,000)         (400,000)
                                          ------------      ------------      ------------
                                             9,048,870         8,736,235         9,335,191
Income tax expense                              75,000           100,000           100,000
                                          ------------      ------------      ------------
Results of operations for oil and gas
 producing activities (excluding
 corporate overhead and financing
 costs)                                   $  8,973,870      $  8,636,235      $  9,235,191
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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 11.       SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
                 ACTIVITIES (UNAUDITED) (CONTINUED)



               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES


                                         Oil             Gas
                                        (BBLS)          (MCF)
                                       --------      -----------
Balance, January 1, 2000                875,000       51,506,000
 Extensions, discoveries and other
  additions                               3,000        1,195,000
 Production                             (92,000)      (4,196,000)
 Revision of previous estimates         128,000           29,000
                                       --------      -----------
Balance, December 31, 2000              914,000       48,534,000
 Extensions, discoveries and other
  additions                              35,000        1,940,000
 Production                             (76,000)      (3,583,000)
 Revision of previous estimates        (154,000)      (4,966,000)
                                       --------      -----------
Balance, December 31, 2001              719,000       41,925,000
 Extensions, discoveries and other
  additions                              26,000        1,992,000
 Production                             (73,000)      (3,680,000)
 Revision of previous estimates          27,000        3,070,000
                                       --------      -----------
Balance, December 31, 2002              699,000       43,307,000
                                       ========      ===========
PROVED DEVELOPED RESERVES:
 December 31, 1999                      875,000       51,506,000
 December 31, 2000                      914,000       48,534,000
 December 31, 2001                      719,000       41,925,000
 December 31, 2002                      699,000       43,307,000


The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 2002 and 2001, the Company had 640 and 700 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $372,544 and $528,208 at December 31, 2002 and 2001, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 11.       SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
                  ACTIVITIES (UNAUDITED) (CONTINUED)

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                 NET CASH FLOWS

                                                          December 31,
                                                ----------------------------------
                                                 2002         2001         2000
                                                --------     --------     --------
                                                      (Thousands of Dollars)
Future cash inflows from sales of oil
 and gas                                        $212,322     $138,032     $248,711
Future production and development
 costs                                            76,048       57,159       81,641
Future income tax expense                          2,782        1,675        3,971
                                                --------     --------     --------
Future net cash flows                            133,492       79,198      163,099
Effect of discounting future net cash
 flows at 10% per annum                           65,558       34,104       81,125
                                                --------     --------     --------
Standardized measure of discounted
 future net cash flows                          $ 67,934     $ 45,094     $ 81,974
                                                ========     ========     ========

                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                    Year Ended December 31,
                                               ------------------------------------
                                                 2002          2001          2000
                                               --------      --------      --------
                                                       (Thousands of Dollars)
Balance, beginning of year                     $ 45,094      $ 81,974      $ 53,693
Extensions, discoveries and other
 additions                                        3,817         2,814         2,141
Development costs incurred                          617           313           245
Revision of previous estimates                    5,209        (5,833)        1,133
Sales of oil and gas, net of production
 costs                                          (13,636)      (13,386)      (14,246)
Net change in income taxes                         (467)        1,042          (708)
Net changes in prices and production
 costs                                           22,206       (30,076)       28,769
Accretion of discount                             4,509         8,197         5,369
Other                                               585            49         5,578
                                               --------      --------      --------
Balance, end of year                           $ 67,934      $ 45,094      $ 81,974
                                               ========      ========      ========

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 11.       SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING
                 ACTIVITIES (UNAUDITED) (CONTINUED)

               The estimated future cash flows are determined based on year-end prices for crude oil, current allowable prices (adjusted for periods beyond the contract period to year-end market prices) applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves, based on current economic conditions, and the estimated future income tax expense, based on year-end statutory tax rates (with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company's original general partner. The members of the General Partner as of March 20, 2003 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner and William A. Siskovic, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

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

                  Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 20, 2003 are as follows:

                                                           Positions and                    Positions and
           Name                       Age                Offices with EEI                 Offices with EMC
---------------------------           ---          -----------------------------    ----------------------------

Robert F. Sykes                       79           Chairman of the Board            Chairman of the Board
                                                                                    and Director

Thomas L. Korner                      49           President and Director           President and Director

David A. Kidder                       64           Treasurer                        None

William A. Siskovic                   47           Vice President, Secretary,       Vice President, Secretary-
                                                   Principal Financial and          Treasurer, Principal
                                                   Accounting Officer and           Financial and Accounting
                                                   Director                         Officer and Director


All directors of EEI are elected to serve by the Company, which is EEI's sole shareholder. All officers of EEI serve at the pleasure of the Board of Directors. Directors and officers of EEI receive no compensation or fees for their services to EEI or their services on behalf of the Company.

                  All directors and officers of EMC hold their positions with EMC pursuant to a shareholders' agreement among EMC and such directors and officers. The shareholders agreement controls the operation of EMC, provides for changes in share ownership of EMC, and determines the identity of the directors and officers of EMC as well as their replacements.

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

                  Based solely on the Company's review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements for 2002.

ITEM 11.          EXECUTIVE COMPENSATION

                  As a limited partnership the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

                  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000, of those persons who were, at December 31, 2002: (i) the chief executive officer; and (ii) the other highly compensated executive officer of the Company. The Chief Executive Officer and such other executive officer are hereinafter referred to collectively as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                   ----------------------------------------------------------
                                                                                    Other
                                                                                    Annual           All Other
          Name and                                                                 Compen-            Compen-
     Principal Position            Year           Salary             Bonus         sation(2)         sation(1)
     ------------------            ----           ------             -----         --------         -----------
Thomas L. Korner                   2002            $ 84,000        $ 66,000        $ 2,088          $ 19,332
President                          2001              83,000          72,500          1,821             9,330
                                   2000              80,000          40,000          2,008             7,200

William A. Siskovic                2002            $ 84,000        $ 66,000          2,264            19,313
Vice President and                 2001              83,000          72,500          1,544             9,330
Principal Financial and            2000              80,000          40,000          1,749             7,200
Accounting Officer

----------
No Named Executive Officer received personal benefits or perquisites during 2002, 2001 and 2000 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1) Includes amounts contributed under the Company's 401(K) Retirement Savings Plan. The Company matched employees' contributions to the 401(K) Retirement Savings Plan to the extent of 100% of the first 6% of a participant's salary reduction. Also includes amounts contributed under the profit sharing component of the Company's 401(K) Retirement Savings Plan. The amounts attributable to the Company's matching and profit sharing contributions vest immediately.

(2) Includes amounts considered taxable wages with respect to the Company's Group Term Life Insurance Plan.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The General Partner is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of the General Partner are Thomas L. Korner and William A. Siskovic, both of whom are directors and officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The General Partner of the Company, owns a 1.15% interest in the Company. The members and their affiliates currently hold (in addition to the General Partner's interest in the Company) 1,261,440 Units, representing approximately 21.94% of the outstanding Units.

                  The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2003 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of the General Partner, and (ii) the ownership of EMC.

                 BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                    EVERFLOW MANAGEMENT LIMITED, LLC AND EMC


                                                                                   Percentage
                                                                                   Interest in
                                                                Percentage          Everflow         Percentage
              Name                             Units             of Units          Management        Interest in
             of Holder                      in Company         in Company(1)     Limited, LLC(2)        EMC
---------------------------------           ----------         -------------     ---------------      ---------
Robert F. Sykes(3)                           1,056,464           18.38                66.6666          66.6666
Thomas L. Korner                               135,910            2.36                16.6667          16.6667
William A. Siskovic                             69,066            1.20                16.6667          16.6667
All officers and directors as
   a group (3 persons in EMC)                1,261,440           21.94               100.0000         100.0000

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  In the past, certain officers, directors and more than 10% Unitholders of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as unrelated investors. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company's management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors. Frequently, EEI loaned the officers of the Company the funds necessary to participate in the drilling and development of such wells. Such loans currently accrue interest at the rate of LIBOR plus 150 basis points per annum. The largest aggregate amount of indebtedness outstanding at any time during 2002 was approximately $96,000 from William A. Siskovic. As of December 31, 2002, the aggregate outstanding balance of such indebtedness was approximately $88,000 owing from William A. Siskovic. The Company has ceased making these loans in compliance with the Sarbanes-Oxley Act of 2002.

                  Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners.

ITEM 14.          CONTROLS AND PROCEDURES

                  Within 90 days prior to the date of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

                  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

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

                  See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

(b)               Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the last quarter of its year ended December 31, 2002.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.
By:      EVERFLOW MANAGEMENT LIMITED, LLC
         General Partner
By:      EVERFLOW MANAGEMENT CORPORATION
         Managing Member

By:      /s/Robert F. Sykes                             Director                                     March 27, 2003
         --------------------------------------------
         Robert F. Sykes

By:      /s/Thomas L. Korner                            President and Director                       March 27, 2003
         --------------------------------------------
         Thomas L. Korner

By:      /s/William A. Siskovic                         Vice President,                              March 27, 2003
         --------------------------------------------   Secretary-Treasurer
         William A. Siskovic                            and Director (principal
                                                        financial and accounting
                                                        officer)


                                 CERTIFICATIONS

I, Thomas L. Korner, Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of Everflow Eastern Partners, L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 27, 2003

                        /s/Thomas L. Korner
                        ------------------------------------------------------
                        Thomas L. Korner
                        Chief Executive Officer

I, William A. Siskovic, Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of Everflow Eastern Partners, L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 27, 2003

                          /s/William A. Siskovic
                          ---------------------------------------
                          William A. Siskovic
                          Chief Financial Officer

                                 Exhibit Index


    Exhibit No.                                 Description
    -----------                                 -----------
        3.1              Certificate of Limited Partnership of the Registrant                     (1)
                         dated September 13, 1990, as filed with the Delaware
                         Secretary of State on September 14, 1990

        3.2              Form of Agreement of Limited Partnership of the                          (1)
                         Registrant

        3.3              General Partnership Agreement of Everflow                                (1)
                         Management Company

        3.4              Articles of Incorporation of Everflow Management                         (1)
                         Corporation

        3.5              Code of Regulations of Everflow Management                               (1)
                         Corporation

        3.6              Shareholders Agreement for Everflow Management                           (1)
                         Corporation

       10.1              Credit Agreement dated January 19, 1995 between                          (2)
                         Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.
                         and Bank One, Texas, National Association

       10.2              Operating facility lease dated October 3, 1995 between                   (3)
                         Everflow Eastern Partners, L.P. and A-1 Storage of
                         Canfield, Ltd.

       10.3              Amendment to Credit Agreement dated February 23, 1996                    (5)
                         between Everflow Eastern, Inc. and Everflow Eastern
                         Partners, L.P. and Bank One, Texas, National Association

       10.4              Second Amendment to Credit Agreement dated December 30,                  (5)
                         1996 between Everflow Eastern, Inc. and Everflow Partners,
                         L.P. and Bank One, Texas, National Association

       10.5              Loan Modification Agreement dated June 16, 1997 between                  (6)
                         Bank One, N.A., Bank One, Texas, N.A. and Everflow
                         Eastern, Inc. and Everflow Eastern Partners, L.P.

       10.6              Loan Modification Agreement dated May 29, 1998 between                   (7)
                         Bank One, N.A., Successor to Bank One, Texas, N.A., and
                         Everflow Eastern, Inc. and Everflow Eastern Partners L.P.

       10.7              Articles of Organization of Everflow Management                          (8)
                         Limited, LLC



    Exhibit No.                                 Description
    -----------                                 -----------

       10.8              Operating Agreement of Everflow Management Limited,                       (8)
                         LLC dated March 8, 1999

       10.9              Loan Modification Agreement dated May 25, 1999 between                    (9)
                         Bank One, N.A., and Everflow Eastern, Inc. and Everflow
                         Eastern Partners, L.P.

       10.10             Loan Modification Agreement dated September 19, 2000,                    (10)
                         between Bank One, N.A., and Everflow Eastern, Inc.
                         and Everflow Eastern Partners, L.P.

       10.11             Loan Modification Agreement dated August 28, 2001                        (11)
                         between Bank One, N.A., and Everflow Eastern, Inc.
                         and Everflow Eastern Partners, L.P.

       21.1              Subsidiaries of the Registrant                                            (4)

       99.1              Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                         Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

       99.2              Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                         Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


----------------
(1) Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19279).

(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995.

(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19279).

(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997.

(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998.

(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999.

(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1999.

(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2000.

(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001.