Form 10-Q
period 2003-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2003-05-15
CIK 868082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ]   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO .

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Delaware                                   34-1659910
       -----------------------------------                ---------------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

               585 West Main Street
                   P.O. Box 629
                  Canfield, Ohio                                   44406
-------------------------------------------------           -----------------
     (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 330-533-2692



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X         No
                                             -------        ---------

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes            No   X
                                            -------       -------

         There were 5,748,773 Units of limited partnership interest of the Registrant as of May 10, 2003. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

         Except as otherwise indicated, the information contained in this Report is as of March 31, 2003.

================================================================================

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                      DESCRIPTION                                                                     PAGE NO.
                      -----------                                                                     --------
Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 March 31, 2003 and December 31, 2002                                    F-1

                           Consolidated Statements of Income
                                 Three Months Ended March 31, 2003 and 2002                              F-3

                           Consolidated Statements of Partners' Equity
                                 Three Months Ended March 31, 2003 and 2002                              F-4

                           Consolidated Statements of Cash Flows
                                 Three Months Ended March 31, 2003 and 2002                              F-5

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

                                       2

                     EVERFLOW EASTERN PARTNERS, L.P.

                       CONSOLIDATED BALANCE SHEETS

                   March 31, 2003 and December 31, 2002


                                                     March 31,            December 31,
                                                      2003                   2002
ASSETS                                             (Unaudited)             (Audited)
------                                            -------------          -------------
CURRENT ASSETS
 Cash and equivalents                             $   6,293,141          $   4,689,831
 Accounts receivable:
  Production                                          2,637,956              3,557,396
  Officers and employees                                230,233                220,764
  Joint venture partners                                 11,580                 30,630
 Other                                                   98,859                102,245
                                                  -------------          -------------
  Total current assets                                9,271,769              8,600,866

PROPERTY AND EQUIPMENT
 Proved properties (successful efforts
  accounting method)                                119,835,598            118,513,983
 Pipeline and support equipment                         555,721                514,060
 Corporate and other                                  1,627,148              1,587,219
                                                  -------------          -------------
                                                    122,018,467            120,615,262

Less accumulated depreciation, depletion,
  amortization and write down                       (78,004,180)           (76,766,803)
                                                  -------------          -------------
                                                     44,014,287             43,848,459

OTHER ASSETS                                            129,979                129,979
                                                  -------------          -------------
                                                  $  53,416,035          $  52,579,304
                                                  =============          =============

           See notes to unaudited consolidated financial statements.

                     EVERFLOW EASTERN PARTNERS, L.P.

                       CONSOLIDATED BALANCE SHEETS

                   March 31, 2003 and December 31, 2002



                                               March 31,         December 31,
                                                 2003                2002
LIABILITIES AND PARTNERS' EQUITY             (Unaudited)          (Audited)
--------------------------------             -----------         -----------
CURRENT LIABILITIES
 Accounts payable                            $   799,646         $   746,421
 Accrued expenses                                339,561             324,627
                                             -----------         -----------
  Total current liabilities                    1,139,207           1,071,048

COMMITMENTS AND CONTINGENCIES                         --                  --

LIMITED PARTNERS' EQUITY, SUBJECT TO
 REPURCHASE RIGHT
  Authorized - 8,000,000 Units
  Issued and outstanding - 5,748,773          51,673,708          50,914,003
                                             -----------         -----------
GENERAL PARTNER'S EQUITY                         603,120             594,253
                                             -----------         -----------
  Total partners' equity                      52,276,828          51,508,256
                                             -----------         -----------
                                             $53,416,035         $52,579,304
                                             ===========         ===========


           See notes to unaudited consolidated financial statements.

                            EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED STATEMENTS OF INCOME

                       Three Months Ended March 31, 2003 and 2002
                                      (Unaudited)


                                                        2003                 2002
                                                       ------               ------
REVENUES
 Oil and gas sales                                $ 4,444,538          $ 4,114,006
 Well management and operating                        141,542              133,549
  Other                                                   651                  799
                                                  -----------          -----------
                                                    4,586,731            4,248,354
DIRECT COST OF REVENUES
 Production costs                                     711,103              724,009
 Well management and operating                         55,240               50,259
 Depreciation, depletion and amortization           1,226,026            1,311,823
 Abandonment and write down
  of oil and gas properties                            25,000               50,000
                                                  -----------          -----------
   Total direct cost of revenues                    2,017,369            2,136,091
GENERAL AND ADMINISTRATIVE
 EXPENSE                                              371,808              381,628
                                                  -----------          -----------
  Total cost of revenues                            2,389,177            2,517,719
                                                  -----------          -----------
INCOME FROM OPERATIONS                              2,197,554            1,730,635
OTHER INCOME (EXPENSE)
 Interest income                                       24,986               16,154
 Interest expense                                          --               (8,178)
                                                  -----------          -----------
                                                       24,986                7,976
                                                  -----------          -----------
INCOME BEFORE INCOME TAXES                          2,222,540            1,738,611
PROVISION FOR INCOME TAXES
 Deferred                                                  --              (25,000)
                                                  -----------          -----------
                                                           --              (25,000)
NET INCOME                                        $ 2,222,540          $ 1,763,611
                                                  ===========          ===========
Allocation of Partnership Net Income
 Limited Partners                                 $ 2,196,898          $ 1,743,342
 General Partner                                       25,642               20,269
                                                  -----------          -----------
                                                  $ 2,222,540          $ 1,763,611
                                                  ===========          ===========
Net Income per unit                               $      0.38          $      0.30
                                                  ===========          ===========


           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                2003                  2002
                                                                             -----------          -----------
PARTNERS' EQUITY - JANUARY 1                                                 $51,508,256          $50,911,995
 Net income                                                                    2,222,540            1,763,611
 Cash distributions  ($.25 per Unit)                                          (1,453,968)          (1,459,568)
                                                                             -----------          -----------
PARTNERS' EQUITY - MARCH 31                                                  $52,276,828          $51,216,038
                                                                             ===========          ===========



           See notes to unaudited consolidated financial statements.

                     EVERFLOW EASTERN PARTNERS, L.P.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                Three Months Ended March 31, 2003 and 2002
                               (Unaudited)

                                                                    2003                 2002
                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $ 2,222,540          $ 1,763,611
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                       1,237,377            1,326,158
   Abandonment and write down of oil and gas properties              25,000               50,000
   Deferred income taxes                                            (25,000)
   Changes in assets and liabilities:
     Accounts receivable                                            938,490               34,030
     Short-term investments                                              --              (12,412)
     Other current assets                                             3,386               (1,821)
     Other assets                                                        --              (43,200)
     Accounts payable                                                53,225               42,189
     Accured expenses                                                14,934               (8,007)
                                                                -----------         ------------
       Total adjustments                                          2,272,412            1,361,937
                                                                -----------         ------------
         Net cash provided by operating activities                4,494,952            3,125,548

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds received on receivables from officers
   and employees                                                     73,605               59,332
 Advances disbursed to officers and employees                       (83,074)             (32,032)
 Purchase of property and equipment                              (1,428,205)            (582,488)
                                                                -----------         ------------
         Net cash used by investing activities                   (1,437,674)            (555,188)

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions                                                   (1,453,968)          (1,459,568)
 Payments on debt, including revolver activity                           --              (16,675)
                                                                -----------         ------------
         Net cash used by financing activities                   (1,453,968)          (1,476,243)

NET INCREASE IN CASH AND
  EQUIVALENTS                                                     1,603,310            1,094,117
CASH AND EQUIVALENTS AT BEGINNING
 OF YEAR                                                          4,689,831            1,128,835
                                                                -----------         ------------
CASH AND EQUIVALENTS AT END OF
 FIRST QUARTER                                                  $ 6,293,141          $ 2,222,952
                                                                ===========          ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                      $        --          $     8,178
  Income taxes                                                           --               40,000


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

                           Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,748,773 and 5,771,174 for the three months ended March 31, 2003 and 2002, respectively.

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

                           The adoption of the effective new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

Note 2.           Credit Facilities and Long-Term Debt

                  In August 2001, the Company entered into an agreement that modified the prior credit agreements. The agreement provides for a revolving line of credit in the amount of $4,000,000, all of which is available. The revolving line of credit provides for interest payable quarterly at LIBOR plus 150 basis points with the principal due at maturity, May 31, 2003. The Company does not anticipate renewing the facility as it does not anticipate that any future financing is necessary. There were no borrowings outstanding on the revolving credit facility during 2003 and 2002.

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

                  The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2002 calculation, is estimated to be $8.44 per Unit, net of the distributions ($.50 per Unit in total) made in January and April 2003.

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 3.           Partners' Equity (Continued)

                  Units repurchased pursuant to the Repurchase Right for each of the last four years in the period ended December 31, 2002, are as follows:

                               Calculated                                                      Units
                                Price for         Less                          # of       Out-standing
                               Repurchase        Interim          Net          Units         Following
                     Year        Right        Distributions   Price Paid    Repurchased     Repurchase
                     ----         ------       -------------  ----------    -----------     ----------
                     1999         $ 6.16            $.375        $5.79          77,344       6,095,193
                     2000         $ 6.73            $.625        $6.11         206,531       5,888,662
                     2001         $10.35            $.625        $9.73         117,488       5,771,174
                     2002         $ 6.16            $.500        $5.66          22,401       5,748,773


Note 4.           Commitments and Contingencies

                  Everflow paid a quarterly dividend in April 2003 of $.25 per Unit to Unitholders of record on March 31, 2003. The distribution amounted to approximately $1,454,000.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 5.           Gas Purchase Agreements

                  The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The Company has additional agreements with Dominion, which obligates Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with Dominion provides for fixed pricing with current weighted average pricing provisions ranging from $4.10 to $4.82 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with IGS provides for fixed pricing with current weighted average pricing provisions ranging from $4.00 to $5.01 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at March 31, 2003 and December 31, 2002: March 31, 2003 December 31, 2002


(Amounts in Thousands)                Amount            %              Amount             %
---------------------                -------         -------          -------         -------
Working capital                      $ 8,133              16%         $ 7,530              15%
Property and equipment (net)          44,014              84           43,848              85
Other                                    130              --              130              --
                                     -------         -------          -------         -------
    Total                            $52,277             100%         $51,508             100%
                                     =======         =======          =======         =======
Long-term debt                       $    --              -%               --              -%
Deferred income taxes                     --              --               --              --
Partners' equity                      52,277             100           51,508             100
                                     -------         -------          -------         -------
    Total                            $52,277             100%         $51,508             100%
                                     =======         =======          =======         =======


         Working capital surplus of $8.1 million as of March 31, 2003 represented an increase of $603,000 from December 31, 2002 due primarily to an increase in cash and equivalents. The increase in cash and equivalents was partially offset by a decrease in production receivable resulting primarily from timing differences between the periods in the receipt of production revenues.

         The Company has a revolving credit facility with Bank One, N.A. that expires May 31, 2003. The Company had no borrowings in 2002 or 2003 and no principal indebtedness was outstanding as of May 10, 2003. The Company has no alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $1.5 million in April 2003.

         The Company's cash flow from operations before the change in working capital increased $370,000, or 12%, during the three months ended March 31, 2003 as compared to the same period in 2002. Changes in working capital other than cash and cash equivalents increased cash by $1.0 million during the three months ended March 31, 2003.

         Cash flows provided by operating activities was $4.5 million for the three months ended March 31, 2003. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution, respectively.

         Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

         The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The Company has additional agreements with Dominion, which obligates Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with Dominion provides for fixed pricing with current weighted average pricing provisions ranging from $4.10 to $4.82 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with IGS provides for fixed pricing with current weighted average pricing provisions ranging from $4.00 to $5.01 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2003 and 2002. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:


                                                                                 Three Months
                                                                                Ended March 31,
                                                                           ------------------------
                                                                            2003              2002
                                                                           ------            ------
         Revenues:
              Oil and gas sales                                               97%              97%
              Well management and operating                                    3                3
                                                                           -----             ----
                  Total Revenues                                             100              100
         Expenses:
              Production costs                                                16               17
              Well management and operating                                    1                1
              Depreciation, depletion and amortization                        27               30
              Abandonment and write down of
                  oil and gas properties                                       1                1
              General and administrative                                       8                9
              Other                                                           (1)              --
                                                                            ----             ----
                  Total Expenses                                              52               58
                                                                           -----             ----
         Net income                                                           48%              42%
                                                                           =====             ====


         Revenues for the three months ended March 31, 2003 increased $338,000, or 8%, compared to the same period in 2002. This increase was due to an increase in oil and gas sales during the first three months of 2003, as compared to the same period in 2002.

         Oil and gas sales increased $331,000, or 8%, during the three months ended March 31, 2003 compared to the same period in 2002. Higher natural gas and crude oil prices during the first quarter of 2003 were responsible for this increase compared to this same period in 2002.

         Production costs decreased $13,000, or 2%, during the three months ended March 31, 2003 compared to the same period in 2002. Lower operating costs were responsible for this decrease between 2002 and 2003.

         Depreciation, depletion and amortization decreased $86,000, or 7%, during the three months ended March 31, 2003 compared to the same period in 2002. The primary reason for the decrease in depreciation, depletion and amortization is the result of higher oil and gas reserve estimates resulting from higher natural gas and oil prices. The result of higher oil and gas reserve estimates reduces depletion and amortization rates associated with the Company's producing oil and gas properties.

         Abandonment and write down of oil and gas properties decreased $25,000, or 50%, during the first three months of 2003 compared to the same period in 2002. A reduction in leasehold abandonments is primarily responsible for this decrease.

         General and administrative expenses decreased $10,000, or 3%, during the first quarter of 2003 compared to the first quarter of 2002. The primary reason for this decrease is due to lower overhead expenses associated with ongoing administration.

         Net other income increased $17,000 during the three months ended March 31, 2003 compared to the same period in 2002. This increase is the result of an increase in interest income earned on cash and equivalent balances and a decrease in interest expense due to the elimination of debt.

         The Company reported net income of $2.2 million, an increase of $459,000, or 26%, during the three months ended March 31, 2003 compared to the same period in 2002. The increase in oil and gas sales was primarily responsible for this increase in net income. Net income represented 48% and 42% of total revenue during the three months ended March 31, 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company's more complex judgments and estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

FORWARD-LOOKING STATEMENTS

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At March 31, 2003, the Company had no long-term debt outstanding.

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

                             EVERFLOW EASTERN PARTNERS, L.P.

                             By:  EVERFLOW MANAGEMENT LIMITED, LLC
                                  General Partner

                             By:  EVERFLOW MANAGEMENT CORPORATION
                                  Managing Member


May 13, 2003                 By:  /s/William A. Siskovic
                                ------------------------------------------------
                                  William A. Siskovic
                                  Vice President and Principal Financial and
                                  Accounting Officer
                                  (Duly Authorized Officer)

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

Dated: May 13, 2003

                                           /s/Thomas L. Korner
                                           -------------------------------------
                                           Thomas L. Korner
                                           Chief Executive Officer

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

Dated: May 13, 2003

                                             /s/William A. Siskovic
                                             -----------------------------------
                                             William A. Siskovic
                                             Chief Financial Officer