Form 10-Q
period 2003-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2003-08-08
CIK 868082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

      /X/            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM              TO             .
                                              ------------    ------------

                         Commission File Number 0-19279


                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                                   34-1659910
        -----------------------------------                ---------------------
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)

                585 West Main Street
                    P.O. Box 629
                   Canfield, Ohio                                   44406
 -------------------------------------------------           -----------------
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

         There were 5,714,739 Units of limited partnership interest of the Registrant as of August 8, 2003. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

        Except as otherwise indicated, the information contained in this
                         Report is as of June 30, 2003.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX

                      DESCRIPTION                                                         PAGE NO.
                      -----------                                                         --------


Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 June 30, 2003 and December 31, 2002                         F-1

                           Consolidated Statements of Income
                                 Three and Six Months Ended June 30, 2003 and 2002           F-3

                           Consolidated Statements of Partners' Equity
                                 Six Months Ended June 30, 2003 and 2002                     F-4

                           Consolidated Statements of Cash Flows
                                 Six Months Ended June 30, 2003 and 2002                     F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2003 and December 31, 2002
                       -----------------------------------

                                                      June 30,             December 31,
                                                        2003                   2002
                                                     (Unaudited)            (Audited)
                                                    -------------         -------------

           ASSETS
           ------

CURRENT ASSETS
   Cash and equivalents                             $   7,634,391         $   4,689,831
   Accounts receivable:
     Production                                         2,389,818             3,557,396
     Officers and employees                               210,875               220,764
     Joint venture partners                                14,868                30,630
   Other                                                   91,809               102,245
                                                    -------------         -------------
     Total current assets                              10,341,761             8,600,866

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                               120,670,756           118,513,983
   Pipeline and support equipment                         560,570               514,060
   Corporate and other                                  1,671,856             1,587,219
                                                    -------------         -------------
                                                      122,903,182           120,615,262

   Less accumulated depreciation, depletion,
     amortization and write down                      (79,086,915)          (76,766,803)
                                                    -------------         -------------
                                                       43,816,267            43,848,459

OTHER ASSETS                                              149,979               129,979
                                                    -------------         -------------

                                                    $  54,308,007         $  52,579,304
                                                    =============         =============

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2003 and December 31, 2002
                       -----------------------------------

                                                     June 30,         December 31,
                                                       2003              2002
                                                   (Unaudited)         (Audited)
                                                   -----------        -----------

           LIABILITIES AND PARTNERS' EQUITY
           --------------------------------

CURRENT LIABILITIES
   Accounts payable                                $   970,594        $   746,421
   Accrued expenses                                    175,656            324,627
                                                   -----------        -----------
       Total current liabilities                     1,146,250          1,071,048

COMMITMENTS AND CONTINGENCIES                             --                 --

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 5,714,739 and
       5,748,773 Units, respectively                52,548,427         50,914,003

GENERAL PARTNER'S EQUITY                               613,330            594,253
                                                   -----------        -----------
       Total partners' equity                       53,161,757         51,508,256
                                                   -----------        -----------

                                                   $54,308,007        $52,579,304
                                                   ===========        ===========


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 2003 and 2002
                -------------------------------------------------
                                   (Unaudited)


                                                         Three Months Ended                      Six Months Ended
                                                              June 30,                               June 30,
                                                   -------------------------------        -------------------------------
                                                      2003               2002                2003                2002
                                                      ----               ----                ----                ----
REVENUES

   Oil and gas sales                               $ 4,560,696         $ 3,322,642         $ 9,005,234         $ 7,436,648
   Well management and operating                       135,938             118,098             277,480             251,647
   Other                                                   199                  51                 850                 850
                                                   -----------         -----------         -----------         -----------
                                                     4,696,833           3,440,791           9,283,564           7,689,145
DIRECT COST OF REVENUES
   Production costs                                    629,887             551,478           1,340,990           1,275,487
   Well management and operating                        62,651              57,020             117,891             107,279
   Depreciation, depletion and amortization          1,071,438             956,266           2,297,464           2,268,089
   Abandonment and write down of
     oil and gas properties                             25,000              50,000              50,000             100,000
                                                   -----------         -----------         -----------         -----------
       Total direct cost of revenues                 1,788,976           1,614,764           3,806,345           3,750,855

GENERAL AND ADMINISTRATIVE
   EXPENSE                                             307,250             309,773             679,058             691,401
                                                   -----------         -----------         -----------         -----------
       Total cost of revenues                        2,096,226           1,924,537           4,485,403           4,442,256
                                                   -----------         -----------         -----------         -----------

INCOME FROM OPERATIONS                               2,600,607           1,516,254           4,798,161           3,246,889

OTHER INCOME (EXPENSE)
   Interest income                                      25,536              18,191              50,522              34,345
   Interest expense                                       --                (8,093)               --               (16,271)
   Gain on sale of property and equipment                 --                 4,380                --                 4,380
                                                   -----------         -----------         -----------         -----------
                                                        25,536              14,478              50,522              22,454
                                                   -----------         -----------         -----------         -----------

INCOME BEFORE INCOME TAXES                           2,626,143           1,530,732           4,848,683           3,269,343

PROVISION FOR INCOME TAXES
   Deferred                                               --               (25,000)               --               (50,000)
                                                   -----------         -----------         -----------         -----------
                                                          --               (25,000)               --               (50,000)
                                                   -----------         -----------         -----------         -----------

NET INCOME                                         $ 2,626,143         $ 1,555,732         $ 4,848,683         $ 3,319,343
                                                   ===========         ===========         ===========         ===========

Allocation of Partnership Net Income

   Limited Partners                                $ 2,595,845         $ 1,537,852         $ 4,792,743         $ 3,281,195
   General Partner                                      30,298              17,880              55,940              38,148
                                                   -----------         -----------         -----------         -----------
                                                   $ 2,626,143         $ 1,555,732         $ 4,848,683         $ 3,319,343
                                                   ===========         ===========         ===========         ===========

Net income per unit                                       $.45                $.27                $.83                $.57
                                                          ====                ====                ====                ====

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                     Six Months Ended June 30, 2003 and 2002
                     ---------------------------------------
                                   (Unaudited)



                                                 2003                  2002
                                                 ----                  ----


PARTNERS' EQUITY - JANUARY 1                 $ 51,508,256         $ 50,911,995

   Net income                                   4,848,683            3,319,343

   Cash distributions ($.50 per Unit)          (2,907,935)          (2,919,136)

   Repurchase Right - Units tendered             (287,247)            (126,790)
                                             ------------         ------------

PARTNERS' EQUITY - JUNE 30                   $ 53,161,757         $ 51,185,412
                                             ============         ============


            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2003 and 2002
                    ---------------------------------------

                                   (Unaudited)

                                                                   2003                2002
                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 4,848,683         $ 3,319,343
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                  2,320,112           2,276,535
       Abandonment and write down of
         oil and gas properties                                     50,000             100,000
       Gain on sale of property and equipment                         --                (4,380)
       Deferred income taxes                                          --               (50,000)
       Changes in assets and liabilities:
         Accounts receivable                                     1,183,340             340,405
         Short-term investments                                       --              (526,154)
         Other current assets                                       10,436              (1,821)
         Other assets                                              (20,000)            (63,200)
         Accounts payable                                          (63,074)            151,508
         Accrued expenses                                         (148,971)           (123,766)
                                                               -----------         -----------
           Total adjustments                                     3,331,843           2,099,127
                                                               -----------         -----------
              Net cash provided by operating activities          8,180,526           5,418,470

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                     146,804             105,990
   Advances disbursed to officers and employees                   (136,915)            (94,787)
   Purchase of property and equipment                           (2,337,920)         (1,549,009)
   Proceeds on sale of property and equipment
     and other assets                                                 --                27,500
                                                               -----------         -----------
              Net cash used by investing activities             (2,328,031)         (1,510,306)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                (2,907,935)         (2,919,136)
   Payments on debt, including revolver activity                      --               (30,120)
                                                               -----------         -----------
              Net cash used by financing activities             (2,907,935)         (2,949,256)
                                                               -----------         -----------
NET INCREASE IN CASH AND EQUIVALENTS                             2,944,560             958,908
                                                               -----------         -----------
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                        4,689,831           1,128,835
                                                               -----------         -----------
CASH AND EQUIVALENTS AT END OF
  SECOND QUARTER                                               $ 7,634,391         $ 2,087,743
                                                               ===========         ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:

     Interest                                                  $      --           $    16,271
     Income taxes                                                   20,000                --


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

                           Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,748,773 for the three and six months ended June 30, 2003 and 5,771,174 for the three and six months ended June 30, 2002.

                  E. New Accounting Standards - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective the first quarter of fiscal year 2003. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost.

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

                           In April 2003, the FASB issued SFAS No. 149,
                           "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

                           In May 2003, the FASB issued SFAS No. 150,
                           "Accounting for Certain Financial Instruments with Characteristics of both Liabilities

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


Note  1.          Organization and Summary of Significant Accounting Policies
                  (Continued)

                  E.       New Accounting Standards (Continued)

                           and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first interim period after June 15, 2003.

                           The adoption of the effective new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

Note 2.           Credit Facilities and Long-Term Debt

                  The Company's revolving line of credit expired on May 31, 2003. The Company does not anticipate that any future financing is necessary. There were no borrowings outstanding on the revolving credit facility during 2003 and 2002.

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

                                   (CONTINUED)


Note 3.           Partners' Equity (Continued)

                  repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the repurchase right and have the Company acquire such Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2002 calculation, is $8.44 per Unit, net of the distributions ($.50 per Unit in total) made in January and April 2003.

                  Units repurchased pursuant to the repurchase right for each of the last five years are as follows:

                              Calculated                                                       Units
                              Price for           Less                          # of       Out-standing
                              Repurchase        Interim           Net           Units        Following
                    Year          Right      Distributions     Price Paid    Repurchased    Repurchase
                    ----      ----------     -------------     ----------    -----------   ------------

                    1999        $ 6.16           $.375             $5.79        77,344       6,095,193
                    2000        $ 6.73           $.625             $6.11       206,531       5,888,662
                    2001        $10.35           $.625             $9.73       117,488       5,771,174
                    2002        $ 6.16           $.500             $5.66        22,401       5,748,773
                    2003        $ 8.94           $.500             $8.44        34,034       5,714,739

                  Everflow paid a quarterly dividend in July 2003 of $.50 per Unit to unitholders of record on June 30, 2003. The distribution amounted to approximately $2,900,000.

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

Note 5.           Gas Purchase Agreements

                  The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The Company has additional agreements with Dominion, which obligates Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with Dominion provides for fixed pricing with current weighted average pricing provisions ranging from $4.10 to $4.82 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with IGS provides for fixed pricing with current weighted average pricing provisions ranging from $4.00 to $4.53 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes the Company's financial position at June 30, 2003 and December 31, 2002:

                                        June 30, 2003            December 31, 2002
                                    -------------------         -------------------
(Amounts in Thousands)               Amount          %          Amount          %
                                    -------         ---         -------         ---


Working capital                     $ 9,196          17%        $ 7,530          15%
Property and equipment (net)         43,816          83          43,848          85
Other                                   150          --             130          --
                                    -------         ---         -------         ---
    Total                           $53,162         100%        $51,508         100%
                                    =======         ===         =======         ===

Partners' equity                    $53,162         100%         51,508         100
                                    -------         ---         -------         ---
     Total                          $53,162         100%        $51,508         100%
                                    =======         ===         =======         ===

         Working capital surplus of $9.2 million as of June 30, 2003 represented an increase of approximately $1.7 million from December 31, 2002 due primarily to an increase in cash and equivalents. The increase in cash and equivalents was partially offset by a decrease in production receivable resulting primarily from timing differences between the periods in the receipt of production revenues.

         The Company had a revolving credit facility with Bank One, N.A. that expired May 31, 2003. The Company had no borrowings in 2002 or 2003. The Company has no alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $2.9 million and the repurchase of Units pursuant to the Repurchase Right amounting to $287,000 in July 2003.

         The Company's cash flow from operations before the change in working capital increased $1.6 million, or 28%, during the six months ended June 30, 2003 as compared to the same period in 2002. Changes in working capital other than cash and equivalents increased cash by $1.0 million during the six months ended June 30, 2003 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.

         Cash flows provided by operating activities was $8.2 million for the six months ended June 30, 2003. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions, respectively.

         Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

         The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The Company has additional agreements with Dominion, which obligates Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with Dominion provides for fixed pricing with current weighted average pricing provisions ranging from $4.10 to $4.82 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with IGS provides for fixed pricing with current weighted average pricing provisions ranging from $4.00 to $4.53 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2003 and 2002. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                   Three Months           Six Months
                                                                  Ended June 30,        Ended June 30,
                                                                 ----------------      ----------------
                                                                   2003    2002         2003     2002
                                                                   ----    ----         ----     ----

         Revenues:
              Oil and gas sales                                    97%        97%       97%        97%
              Well management and operating                         3          3         3          3
                                                                 ----       ----       ---        ---
                  Total Revenues                                  100%       100%      100%       100%
         Expenses:
              Production costs                                     13%        16%       15%        17%
              Well management and operating                         1          2         1          1
              Depreciation, depletion and amortization             23         28        25         30
              Abandonment and write down of
                  oil and gas properties                            1          1         1          1
              General and administrative                            7          9         7          9
              Other                                                (1)         -        (1)         -
              Income taxes                                          -         (1)        -          (1)
                                                                 ----         --       ---        ----
                  Total Expenses                                   44         55        48         57
                                                                 ====       ====       ===        ===

         Net income                                                56%        45%       52%        43%
                                                                 ====       ====       ===        ===

         Revenues for the three and six months ended June 30, 2003 increased $1.3 million and $1.6 million, respectively, compared to the same periods in 2002. These increases were due primarily to an increase in oil and gas sales during the three and six months ended June 30, 2003 compared to the same periods in 2002.

         Oil and gas sales increased $1.2 million, or 37%, during the three months ended June 30, 2003 compared to the same period in 2002. Oil and gas sales increased $1.6 million, or 21%, during the six months ended June 30, 2003 compared to the same six month period in 2002. These increases are the result of higher natural gas and crude oil prices and increased production volumes during the three and six months ended June 30, 2003 compared to the same periods in 2002.

         Production costs increased $78,000, or 14%, during the three months ended June 30, 2003 and increased $66,000, or 5%, during the six months ended June 30, 2003 compared to the same periods in 2002. The increases are the result of higher operating costs during the three and six months ended June 30, 2003 compared to the same periods in 2002.

         Depreciation, depletion and amortization expenses increased $115,000, or 12%, and $29,000, or 1%, during the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. The primary reason for these increases is the result of the Company's decision to increase production because of higher natural gas prices during the summer months. These increases were mitigated because higher oil and gas reserve estimates have also resulted from higher natural gas and oil prices.

         Abandonment and write down of oil and gas properties decreased $25,000 and $50,000 during three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. A reduction in leasehold abandonments is primarily responsible for these decreases.

         General and administrative expenses decreased $3,000, or 1%, and $12,000, or 2%, during the three and six months ended June 30, 2003, respectively, compared with the same periods in 2002. The primary reason for these decreases is due to lower overhead expenses associated with ongoing administration.

         Net other income increased $11,000 and $28,000 during the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. These increases are the result of increases in interest income earned on cash and equivalent balances and decreases in interest expense due to the elimination of debt.

         The Company reported net income of $2.6 million, an increase of $1.1 million, or 69%, during the three months ended June 30, 2003 compared to the same period in 2002. The Company reported net income of $4.8 million, an increase of $1.5 million, or 46%, during the six months ended June 30, 2003 compared to the same period in 2002. The increases in oil and gas sales were primarily responsible for these increases in net income. Net income represented 56% and 45% of total revenues during the three months ended June 30, 2003 and 2002, respectively. Net income represented 52% and 43% of total revenues during the six months ended June 30, 2003 and 2002, respectively.

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At June 30, 2003, the Company had no long-term debt outstanding.

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

                           Part II. Other Information

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 31.1   Certification of CEO

                           Exhibit 31.2   Certification of CFO

                           Exhibit 32     Certification  Pursuant To 18 U.S.C.
                                          Section 1350, As Adopted Pursuant
                                          To Section 906 Of The Sarbanes-Oxley
                                          Act of 2002

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

                                     EVERFLOW EASTERN PARTNERS, L.P.


                                     By: EVERFLOW MANAGEMENT LIMITED, LLC,
                                         General Partner

                                     By: EVERFLOW MANAGEMENT CORPORATION
                                         Managing Member

                                     By: /s/William A. Siskovic
                                        ---------------------------------------
August 8, 2003                           William A. Siskovic
                                         Vice President and
                                         Principal Financial Accounting Officer
                                         (Duly Authorized Officer)