Form 10-Q
period 2003-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2003-11-12
CIK 868082

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM _____________TO ____________

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

        Registrant's telephone number, including area code: (330)533-2692



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No
                                                -------    -------

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes         No   X
                                             ------     ------

        There were 5,714,739 Units of limited partnership interest of the Registrant as of November 12, 2003. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

     Except as otherwise indicated, the information contained in this Report is as of September 30, 2003.

                         EVERFLOW EASTERN PARTNERS, L.P.


                                      INDEX


                      DESCRIPTION                                                              PAGE NO.
                      -----------                                                              --------


Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 September 30, 2003 and December 31, 2002                         F-1

                           Consolidated Statements of Income
                                 Three and Nine Months Ended
                                      September 30, 2003 and 2002                                 F-3

                           Consolidated Statements of Partners' Equity
                                 Nine Months Ended September 30, 2003 and 2002                    F-4

                           Consolidated Statements of Cash Flows
                                 Nine Months Ended September 30, 2003 and 2002                    F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 2003 and December 31, 2002


                                                              September 30,       December 31,
                                                                   2003               2002
ASSETS                                                         (Unaudited)         (Audited)
------                                                         -----------         ---------

CURRENT ASSETS
 Cash and equivalents                                             $8,267,819         $4,689,831
 Accounts receivable:
  Production                                                       2,515,219          3,557,396
  Officers and employees                                             192,779            220,764
  Joint venture partners                                               4,192             30,630
 Other                                                                91,809            102,245
                                                              ---------------    ---------------
Total current assets                                              11,071,818          8,600,866

PROPERTY AND EQUIPMENT
 Proved properties (successful efforts
  accounting method)                                             121,614,827        118,513,983
 Pipeline and support equipment                                      551,410            514,060
 Corporate and other                                               1,711,788          1,587,219
                                                              ---------------    ---------------
                                                                 123,878,025        120,615,262

Less accumulated depreciation, depletion,
  amortization and write down                                    (80,426,143)       (76,766,803)
                                                              ---------------    ---------------
                                                                  43,451,882         43,848,459

OTHER ASSETS                                                         104,979            129,979
                                                              ---------------    ---------------

                                                                 $54,628,679        $52,579,304
                                                              ===============    ===============


           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS

                    September 30, 2003 and December 31, 2002




                                                              September 30,       December 31,
                                                                   2003               2002
LIABILITIES AND PARTNERS' EQUITY                               (Unaudited)         (Audited)
--------------------------------                               -----------         ---------

CURRENT LIABILITIES
 Accounts payable                                                  $ 674,841          $ 746,421
 Accrued expenses                                                    220,710            324,627
                                                              ---------------    ---------------
  Total current liabilities                                          895,551          1,071,048

COMMITMENTS AND CONTINGENCIES                                         -                  -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
    Authorized - 8,000,000 Units
    Issued and outstanding - 5,714,739 and
     5,748,773 Units, respectively                                53,109,557         50,914,003

GENERAL PARTNER'S EQUITY                                             623,571            594,253
                                                              ---------------    ---------------
    Total partners' equity                                        53,733,128         51,508,256
                                                              ---------------    ---------------

                                                                 $54,628,679        $52,579,304
                                                              ===============    ===============



           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

             Three and Nine Months Ended September 30, 2003 and 2002

                                   (Unaudited)

                                              Three Months Ended             Nine Months Ended
                                                September 30,                  September 30,
                                         -----------------------------  -----------------------------
                                             2003           2002            2003           2002
                                         -------------  --------------  -------------  --------------
  REVENUES
   Oil and gas sales                        $ 5,987,278     $ 3,725,819   $ 14,992,512    $ 11,162,467
   Well management and operating                139,978         112,520        417,458         364,167
    Other                                           661              92          1,511             942
                                          -------------  --------------  -------------  --------------
                                              6,127,917       3,838,431     15,411,481      11,527,576

  DIRECT COST OF REVENUES
   Production costs                             880,466         579,176      2,221,456       1,854,663
   Well management and operating                 55,814          47,300        173,705         154,579
   Depreciation, depletion and amortization   1,410,373       1,068,289      3,707,837       3,336,378
   Abandonment and write down
    of oil and gas properties                    25,000          50,000         75,000         150,000
                                          -------------  --------------  -------------  --------------
     Total direct cost of revenues            2,371,653       1,744,765      6,177,998       5,495,620

  GENERAL AND ADMINISTRATIVE
   EXPENSE                                      303,398         309,070        982,456       1,000,471
                                          -------------  --------------  -------------  --------------
     Total cost of revenues                   2,675,051       2,053,835      7,160,454       6,496,091
                                          -------------  --------------  -------------  --------------

  INCOME FROM OPERATIONS                      3,452,866       1,784,596      8,251,027       5,031,485

  OTHER INCOME (EXPENSE)
   Interest income                               24,710          13,134         75,232          47,479
   Interest expense                             -                (7,934)       -               (24,205)
   Gain on sale of property and equipment        49,714         -               49,714           4,380
                                          -------------  --------------  -------------  --------------

                                                 74,424           5,200        124,946          27,654
                                          -------------  --------------  -------------  --------------

  INCOME BEFORE INCOME TAXES                 3,527,290        1,789,796      8,375,973       5,059,139

  PROVISION FOR INCOME TAXES
   Current                                       65,000         -               65,000         -
   Deferred                                     -               -              -               (50,000)
                                          -------------  --------------  -------------  --------------
                                                 65,000         -               65,000         (50,000)

  NET INCOME                                $ 3,462,290     $ 1,789,796    $ 8,310,973     $ 5,109,139
                                          =============  ==============  =============  ==============

  Allocation of Partnership Net Income
   Limited Partners                         $ 3,422,110     $ 1,769,147    $ 8,214,853     $ 5,050,342
   General Partner                               40,180          20,649         96,120          58,797
                                           -------------  --------------  -------------  -------------
                                            $ 3,462,290     $ 1,789,796    $ 8,310,973     $ 5,109,139

  Net Income per unit                            $ 0.60          $ 0.31         $ 1.43          $ 0.88
                                           =============  ==============  =============  ==============


           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Nine Months Ended September 30, 2003 and 2002

                                   (Unaudited)



                                                               2003             2002
                                                          ---------------  ---------------

PARTNERS' EQUITY - JANUARY 1                                 $51,508,256      $50,911,995
 Net income                                                    8,310,973        5,109,139
 Cash distributions                                           (5,798,854)      (5,827,072)
 Repurchase Right - Units tendered                              (287,247)        (126,790)
                                                          ---------------  ---------------
PARTNERS' EQUITY - SEPTEMBER 30                              $53,733,128      $50,067,272
                                                          ===============  ===============


           See notes to unaudited consolidated financial statements.

               EVERFLOW EASTERN PARTNERS, L.P.

            CONSOLIDATED STATEMENTS OF CASH FLOWS

        Nine Months Ended September 30, 2003 and 2002

                         (Unaudited)

                                                                   2003               2002
                                                              ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $ 8,310,973        $ 5,109,139
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation, depletion and amortization                         3,742,058          3,356,990
  Abandonment and write down of oil and gas properties                75,000            150,000
  Gain on sale of property and equipment                             (49,714)            (4,380)
  Deferred income taxes                                             -                   (50,000)
  Changes in assets and liabilities:
   Accounts receivable                                             1,068,615            418,010
   Short-term investments                                           -                 1,465,982
   Other current assets                                               10,436            (69,284)
   Other assets                                                       25,000            (58,200)
   Accounts payable                                                  (71,580)           102,290
   Accrued expenses                                                 (103,917)           (31,302)
                                                              ---------------    ---------------
    Total adjustments                                              4,695,898          5,280,106
                                                              ---------------    ---------------
     Net cash provided by operating activities                    13,006,871         10,389,245

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds received on receivables from officers
  and employees                                                      222,068            145,742
 Advances disbursed to officers and employees                       (194,083)          (198,574)
 Purchase of property and equipment                               (3,427,560)        (3,425,702)
 Proceeds on sale of property and equipment and other assets          56,793             27,500
                                                              ---------------    ---------------
Net cash used by investing activities                             (3,342,782)        (3,451,034)

CASH FLOWS FROM FINANCING ACTIVITIES
 Repurchase of Units                                                (287,247)          (126,790)
 Distributions                                                    (5,798,854)        (5,827,072)
 Payments on debt, including revolver activity                      -                   (43,714)
                                                              ---------------    ---------------
         Net cash used by financing activities                    (6,086,101)        (5,997,576)
                                                              ---------------    ---------------

NET INCREASE IN CASH AND EQUIVALENTS                               3,577,988            940,635

CASH AND EQUIVALENTS AT BEGINNING
 OF YEAR                                                           4,689,831          1,128,835
                                                              ---------------    ---------------

CASH AND EQUIVALENTS AT END OF
 THIRD QUARTER                                                   $ 8,267,819        $ 2,069,470
                                                              ===============    ===============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                     $       -          $    24,205
    Income taxes                                                      40,000                -


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

                Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations were 5,714,739 and 5,737,428 for the three and nine months ended September 30, 2003, respectively, and 5,748,773 and 5,763,707 for the three and nine months ended September 30, 2002, respectively.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        E.      New Accounting Standards (Continued)

                In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first interim period after June 15, 2003.

                The adoption of the effective new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

Note 2. Credit Facilities and Long-Term Debt

                The Company's revolving line of credit expired on May 31, 2003. The Company does not anticipate needing financing in the near future and has therefore chosen not to renew the line at this time. There were no borrowings outstanding on the revolving credit facility during 2003 and 2002.

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

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 3. Partners' Equity (Continued)

        The partnership agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to the Company for repurchase pursuant to repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the repurchase right and have the Company acquire such Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2002 calculation, is $8.44 per Unit, net of the distributions ($.50 per Unit in total) made in January and April 2003.

        Units repurchased pursuant to the repurchase right for each of the last five years are as follows:

            Calculated                                                       Units
            Price for           Less                          # of        Outstanding
            Repurchase        Interim           Net           Units        Following
  Year        Right        Distributions     Price Paid    Repurchased    Repurchase
  ----        -----        -------------     ----------    -----------    ----------

  1999        $6.16              $.375         $5.79           77,344      6,095,193
  2000        $6.73              $.625         $6.11          206,531      5,888,662
  2001       $10.35              $.625         $9.73          117,488      5,771,174
  2002        $6.16              $.500         $5.66           22,401      5,748,773
  2003        $8.94              $.500         $8.44           34,034      5,714,739

                         EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 4. Commitments and Contingencies

        Everflow paid a quarterly dividend in October 2003 of $.25 per Unit to unitholders of record on September 30, 2003. The distribution amounted to approximately $1,400,000.

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

Note 5. Gas Purchase Agreements

        The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The Company has additional agreements with Dominion, which obligates Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with Dominion provides for fixed pricing with current weighted average pricing provisions ranging from $4.37 to $4.82 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with IGS provides for fixed pricing with current weighted average pricing

                        EVERFLOW EASTERN PARTNERS, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)

Note 5. Gas Purchase Agreements (Continued)

        provisions ranging from $4.34 to $4.53 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

                          Part I: Financial Information


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes the Company's financial position at September 30, 2003 and December 31, 2002:


                                              September 30,2003         December 31, 2002
(Amounts in Thousands)                           Amount     %             Amount        %
----------------------                           ------     -             ------        -

Working capital                             $    10,176       19%      $    7,530       15%
Property and equipment (net)                     43,452       81           43,848       85
Other                                               105       -               130       -
                                                 ------      ------        ------      ------
    Total                                   $    53,733      100%      $   51,508      100%
                                                 ======      ======        ======      ======


Partners' equity                            $    53,733      100%          51,508      100
                                                 ------      ------        ------      ------

     Total                                  $    53,733      100%      $   51,508      100%
                                                 =======     ======       ======       ======



        Working capital of $10.2 million as of September 30, 2003 represented an increase of $2.6 million from December 31, 2002 due primarily to an increase in cash and equivalents. The increase in cash and equivalents was partially offset by a decrease in production receivable resulting from timing differences between the periods in the receipt of production revenues.

        The Company had a revolving credit facility with Bank One, N.A. that expired May 31, 2003. The Company had no borrowings in 2002 or 2003. The Company has no alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $2.9 million in July 2003 and $1.4 million in October 2003 and the repurchase of Units pursuant to the Repurchase Right amounting to $287,000 in July 2003.

        The Company's cash flow from operations before the change in working capital increased $3.5 million, or 41%, during the nine months ended September 30, 2003 as compared to the same period in 2002. Changes in working capital other than cash and equivalents increased cash by $929,000 during the nine months ended September 30, 2003 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.

        Cash flows provided by operating activities was $13.0 million for the nine months ended September 30, 2003. Cash was used to purchase property and equipment, repurchase Units and pay quarterly distributions.

        Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the repurchase right and the payment of quarterly distributions.

        The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell Dominion a significant portion of the Company's natural gas production through October 2003. The Company has additional agreements with Dominion, which obligates Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with Dominion provides for fixed pricing with current weighted average pricing provisions ranging from $4.37 to $4.82 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2004. The agreement with IGS provides for fixed pricing with current weighted average pricing provisions ranging from $4.34 to $4.53 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

        The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2003 and 2002. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                        Three Months             Nine Months
                                                     Ended September 30,     Ended September 30,
                                                     -------------------     -------------------
                                                       2003       2002         2003     2002
                                                       ----       ----         ----     ----

Revenues:

     Oil and gas sales                                    98%        97%       97%        97%
     Well management and operating                         2          3         3          3
     Other                                                 -          -         -          -
                                                         ---        ---       ---        ---
         Total Revenues                                  100        100       100        100
Expenses:
     Production costs                                     14         15        15         16
     Well management and operating                         1          1         1          1
     Depreciation, depletion and amortization             23         28        24         29
     Abandonment and write down
       of oil and gas properties                           -          1         -          1
     General and administrative                            5          8         6          9
     Other                                                 -          -         -          -
     Income taxes                                          -          -         -          -
                                                         ---        ---       ---        ---
         Total Expenses                                   43         53         46        56
                                                         ===        ===       ===        ===
Net Income                                                57%        47%       54%        44%
                                                         ===        ===       ===        ===



        Revenues for the three and nine months ended September 30, 2003 increased $2.3 million and $3.9 million, respectively, compared to the same periods in 2002. These increases were due primarily to increases in oil and gas sales during the three and nine months ended September 30, 2003 compared to the same periods in 2002.

        Oil and gas sales increased $2.3 million, or 61%, during the three months ended September 30, 2003 compared to the same period in 2002. Oil and gas sales increased $3.8 million, or 34%, during the nine months ended September 30, 2003 compared to the same period in 2002. These increases are the result of higher natural gas and crude oil prices and increased production volumes during the three and nine months ended September 30, 2003 compared to the same periods in 2002.

        Production costs increased $301,000, or 52%, during the three months ended September 30, 2003 compared to the same period in 2002. Production costs increased $367,000, or 20%, during the nine months ended September 30, 2003 compared to the same period in 2002. The increases are the result of higher operating costs during the three and nine months ended September 30, 2003.

        Depreciation, depletion and amortization increased $342,000, or 32%, during the three months ended September 30, 2003 compared to the same period in 2002. Depreciation, depletion and amortization increased $371,000, or 11%, during the nine months ended

September 30, 2003 compared to the same period in 2002. The primary reason for these increases is the result of the Company's decision to increase production because of higher natural gas prices during the summer months.

        General and administrative expenses decreased $6,000, or 2%, during the three months ended September 30, 2003 compared with the same period in 2002. General and administrative expenses decreased $18,000, or 2%, during the nine months ended September 30, 2003 compared to the same period in 2002. The primary reasons for these decreases are due to lower overhead expenses associated with ongoing administration.

        Net other income increased $69,000 during the three months ended September 30, 2003 compared to the same period in 2002. Net other income increased $97,000 during the nine months ended September 30, 2003 compared to the same period in 2002. These increases are the result of increases in interest income earned on cash and equivalent balances and the gain on sale of an oil and gas property and decreases in interest expense due to the elimination of debt.

        The Company reported net income of $3.5 million, an increase of $1.7 million, or 93%, during the three months ended September 30, 2003 compared to the same period in 2002. The Company reported net income of $8.3 million, an increase of $3.2 million, or 63%, during the nine months ended September 30, 2003 compared to the same period in 2002. The primary reason for the increases in net income was increased oil and gas sales during the three and nine months ended September 30, 2003.

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

FORWARD-LOOKING STATEMENTS

        Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the weather in the Northeast Ohio area and the ability to locate economically productive oil and gas prospects for development by the Company. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in commodity prices. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. These market risks can impact the Company's results of operations, cash flows and financial position. The Company's primary commodity price risk exposure results from contractual delivery commitments with respect to the Company's gas purchase contracts. The Company periodically makes commitments to sell certain quantities of natural gas to be delivered in future months at certain contract prices. This affords the Company the opportunity to "lock in" the sale price for those quantities of natural gas. Failure to meet these delivery commitments would result in the Company being forced to purchase any short fall at current market prices. The Company's risk management objective is to lock in a range of pricing for no more than 80% to 90% of expected production volumes. This allows the Company to forecast future cash flows and earnings within a predictable range.

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

                           Part II. Other Information


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Exhibit 31.1     Certification of CEO

               Exhibit 31.2     Certification of CFO

               Exhibit 32 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

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

                                     EVERFLOW EASTERN PARTNERS, L.P.


                                     By:  EVERFLOW MANAGEMENT LIMITED, LLC,
                                          General Partner

                                     By:  EVERFLOW MANAGEMENT CORPORATION
                                          Managing Member


                                     By: /s/William A. Siskovic
                                         ---------------------------------------
November 12, 2003                        William A. Siskovic
                                         Vice President and
                                         Principal Financial Accounting Officer
                                         (Duly Authorized Officer)