Form 10-K
period 2003-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2004-03-30
CIK 868082

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         There were 4,447,969 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 2004. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of
                               December 31, 2003.

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

         Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 93% of the estimated total future cash inflows related to the Company's oil and gas reserves as of December 31, 2003 are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

         The Company's operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of 291 (net) wells. The Company serves as the operator of approximately 75% of the gross wells and 85% of the net wells which comprise the Company's properties.

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

         Acquisition of Prospects. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. EEI's current leasehold inventory consists of approximately 12 prospects in various stages of maturity representing approximately 430 net acres under lease.

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

         Funding for Activities. The Company finances its current operations, including undeveloped leasehold acquisition activities, through cash generated from operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations."

         The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI have had no borrowings during 2003 and no principal indebtedness was outstanding as of March 20, 2004. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

         Although the Partnership Agreement does not contain any specific restrictions on borrowings, the Company has no specific plans to borrow for the acquisition of producing oil and gas properties. The Company expects that borrowings may be made to enable it to repurchase any Units tendered in connection with the Repurchase Right. See "Management's Discussion and Analysis of Financial Condition and results of operations - Liquidity and Capital Resources."

         The Company has a substantial amount of oil and gas reserves. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 2003, which aggregate $101,843,000 (Standardized Measure of Discounted Future Net Cash Flows) with no bank debt outstanding as of December 31, 2003.

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

         The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $35.00 in March 2004. As of March 20, 2004, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $34.75 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

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

         The Company's last remaining East Ohio Contract terminated during 2001 and was replaced by a short-term contract, which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with Dominion follows:

         Nov      Dec      Jan      Feb      Mar      Apr
        2003     2003     2004     2004      2004    2004
      -------- -------- -------- -------- -------- --------
 MCF   220,000  160,000  180,000  180,000  180,000  160,000
Price $   4.82 $   4.65 $   4.77 $   4.77 $   4.77 $   4.96

         May      Jun      Jul      Aug      Sep      Oct
        2004     2004     2004     2004      2004    2004
      -------- -------- -------- -------- -------- --------
 MCF   160,000  220,000  180,000  180,000  180,000  180,000
Price $   4.96 $   5.01 $   5.00 $   5.00 $   5.00 $   5.00

         Nov      Dec      Jan      Feb      Mar      Apr
        2004     2004     2005     2005      2005    2005
      -------- -------- -------- -------- -------- --------
 MCF   180,000  150,000  150,000  150,000  150,000  100,000
Price $   5.76 $   5.68 $   5.68 $   5.68 $   5.68 $   5.54

         May      Jun      Jul      Aug      Sep      Oct
        2005     2005     2005     2005      2005    2005
      -------- -------- -------- -------- -------- --------
 MCF   100,000  100,000  100,000  100,000  100,000  100,000
Price $   5.54 $   5.54 $   5.54 $   5.54 $   5.54 $   5.54

         The Company also has a short-term contract with Interstate Gas Supply, Inc. ("IGS"), which obligate IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with IGS follows:

         Nov      Dec      Jan      Feb     Mar       Apr
        2003     2003     2004     2004     2004     2004
      -------- -------- -------- -------- -------- --------
 MCF   120,000   80,000   90,000   90,000   90,000   80,000
Price $   4.53 $   4.38 $   4.54 $   4.54 $   4.54 $   4.83

         May      Jun      Jul      Aug     Sep       Oct
        2004     2004     2004     2004     2004     2004
      -------- -------- -------- -------- -------- --------
 MCF    80,000  110,000  80,000   80,000   80,000   80,000
Price $   4.83 $   4.83 $  4.83  $  4.83  $  4.83  $  4.83

         Nov      Dec      Jan      Feb     Mar       Apr
        2004     2004     2005     2005     2005     2005
      -------- -------- -------- -------- -------- --------
 MCF   120,000  90,000   90,000   90,000   90,000   60,000
Price $   6.20 $  6.14  $  6.14  $  6.14  $  6.14  $  5.72

         May      Jun      Jul      Aug     Sep       Oct
        2005     2005     2005     2005     2005     2005
      -------- -------- -------- -------- -------- --------
 MCF   60,000   60,000   60,000   60,000   60,000   60,000
Price $  5.72  $  5.72  $  5.72  $  5.72  $  5.72  $  5.72

         As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. Natural gas sold under these contracts in excess of the locked in prices are sold at the month's closing price plus basis adjustments, as per the contracts. As of December 31, 2003, natural gas purchased by Dominion covers production from approximately 480 gross wells, while natural gas purchased by IGS covers production from approximately 220 gross wells. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices."

         For the year ended December 31, 2003, with the exception of Dominion and IGS, which accounted for approximately 55% and 25%, respectively, of the Company's natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that Dominion and IGS will be the only material natural gas customers for 2004.

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

Employees

         As of March 20, 2004, the Company had fifteen full-time and three part-time employees. These employees primarily are engaged in the following areas of business operations: two in land and lease acquisition, five in field operations, five in accounting, and six in administration.

ITEM 2. PROPERTIES

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

         Proved Reserves.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 2003.

                    Oil (BBLS)     Gas (MCF)
                    ----------    ----------
Proved Developed     703,000      47,069,000
Proved Undeveloped         -               -
                     -------      ----------
Total                703,000      47,069,000
                     =======      ==========

----------
(1) The Company has not determined proved reserves associated with its proved undeveloped acreage which are not deemed significant at December 31, 2003. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements.

         Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2003, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                      (Thousands)
                                                      -----------
Future cash inflows from sales of oil and gas          $311,816
Future production and development costs                  95,721
Future asset retirement obligations, net of salvage       3,151
Future income tax expense                                 4,841
                                                       --------

Future net cash flows                                   208,103
Effect of discounting future net cash flows
         at 10% per annum                               106,260
                                                       --------
Standardized measure of discounted future
         net cash flows                                $101,843
                                                       ========

----------
(1)      See the Notes to the Financial Statements for additional information.

         Production. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                    Average
           Production             Sales Price
      ----------------------   -----------------   Average Lifting Cost
      Oil (BBLS)   Gas (MCF)   per BBL   per MCF   per Equivalent MCF(1)
      ----------   ---------   -------   -------   ---------------------
2003    76,000     4,053,000   $ 27.93   $  4.73          $ .63
2002    73,000     3,680,000     22.33      3.98            .64
2001    76,000     3,583,000     22.57      3.93            .60

-------------
(1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).

         Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2003.

   Gross Wells           Net Wells
-------------------------------------
(1)  (1)             (1)  (1)
Oil  Gas     Total   Oil  Gas   Total
-------------------------------------
73   1,026   1,099   52   707   759

----------
(1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.

         Acreage. The Company had approximately 48,000 gross developed acres and 34,000 net developed acres as of December 31, 2003. Developed acreage is that acreage assignable to productive wells. The Company had approximately 430 gross and net proved undeveloped acres as of December 31, 2003.

         Drilling Activity. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

        Development Wells(1)
      ------------------------
       Productive      Dry
      ------------  ----------
      Gross   Net   Gross  Net
      -----  -----  -----  ---
2003   46    18.87    -      -
2002   29    14.00    2    .33
2001   33    15.14    -      -

----------
(1) All wells are located in the United States. All wells are development wells; no exploratory wells were drilled.

         Present Activities. The Company has drilled 7 gross and 4.6 net development wells since December 31, 2003. As of March 20, 2004, the Company had no wells in the process of being drilled.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2003, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market

         There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 2004, there were 5,714,739 Units held by 1,413 holders of record.

Distribution History

         The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total cash distributions of $1.25 per Unit during 2002 and 2003. Based upon the current number of Units outstanding, each quarterly distribution of $0.125 per Unit would be approximately $723,000. The Company made a quarterly distribution of $0.50 per Unit in January 2004 and currently intends to make a quarterly distribution of $0.50 per Unit in April 2004 and quarterly distributions of at least $0.125 per Unit in July and October 2004.

Repurchase Right

         The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase (the "Repurchase Right"). The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 117,488, 22,401 and 34,034 of its Units of limited partnership interest at a price of $9.73, $5.66 and $8.44 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 2001, 2002 and 2003, respectively. See Note 3 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                                              -------------------------------------------------------------------
                                                2003(2)        2002          2001          2000          1999
                                              -----------   -----------   -----------   -----------   -----------
Revenue ...................................   $21,834,446   $16,757,418   $16,261,220   $16,921,139   $15,063,170
Net Income ................................    11,951,300     8,004,090     7,842,162     8,590,757     5,445,941
Net Income Per Unit .......................          2.06          1.37          1.33          1.42           .88
Total Assets ..............................    58,136,578    52,579,304    52,254,265    55,043,294    55,422,986
Debt(1) ...................................            --            --       512,014       637,822       692,289
Cash Distributions Per Unit ...............          1.25          1.25          1.50          1.25          .625

----------
(1) Debt includes the Company's long-term debt and borrowings under the Company's revolving credit facility.

(2) See Note 1G to the consolidated financial statements. The cumulative effect of change in accounting principle was $471,545.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

         Working capital surplus of $12.6 million as of December 31, 2003 represented a $5.1 million increase from December 31, 2002 due primarily to increases in cash and equivalents of $4.9 million and accounts receivable from oil and gas production of $420,000 during 2003.

The primary reason for the increase in cash and equivalents was the increase in net income of $3.9 million.

         The Company had a revolving credit facility with Bank One, N.A. that expired May 31, 2003. The Company had no borrowings in 2002 or 2003. The Company has no alternative financing plan, nor does it anticipate that one will be necessary. Cash flows were used to pay for the funding of the Company's investment in and the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 34,034 Units at a price of $8.44 per Unit on June 30, 2003. The Company also used cash flows to make cash distributions, which totaled $7.2 million.

         The following table summarizes the Company's financial position at December 31, 2003 and December 31, 2002:

                                  December 31, 2003        December 31, 2002
                               ----------------------   ----------------------
                               Amount              %    Amount           %
                               ----------------------   ----------------------
                               (Amounts in Thousands)   (Amounts in Thousands)
Working capital                $12,590             22%  $ 7,530             15%
Property and equipment (net)    44,252             78    43,848             85
Other                              121              -       130              -
                               -------            ---   -------            ---
         Total                 $56,963            100%  $51,508            100%
                               =======            ===   =======            ===

Long-term liabilities          $ 1,035              2%  $     -              -%
Deferred income taxes                -              -         -              -
Partners' equity                55,928             98    51,508            100
                               -------            ---   -------            ---
         Total                 $56,963            100%  $51,508            100%
                               =======            ===   =======            ===

Cash Flows from Operating, Investing and Financing Activities

         The Company generated almost all of its cash sources from operating activities. During the years ended 2003 and 2002, cash provided by operations was used to fund the development of additional oil and gas properties, repurchase of Units pursuant to the Repurchase Right and distributions to partners.

         The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 2003 and 2002:

                                                  2003                 2002
                                            ----------------     ----------------
                                            Dollars      %       Dollars      %
                                            --------    ----     --------    ----
                                                   (Amounts in Thousands)
Operating Activities:
         Net income before adjustments      $ 11,951      68%    $  8,004      52%
         Adjustments                           5,525      32        4,565      29
                                            --------    ----     --------    ----
         Cash flow from operations
              before working capital
              changes                         17,476     100       12,569      81
         Changes in working capital             (422)     (2)       3,015      19
                                            --------    ----     --------    ----
         Net cash provided by
              operating activities            17,054      98       15,584     100
Investing Activities:
         Proceeds received on receivables
              from officers and employees        472       3          197       1
         Advances disbursed to officers
              and employees                     (291)     (2)        (162)     (1)
         Purchase of property and
              equipment                       (4,876)    (28)      (4,186)    (26)
         Proceeds on sale of other assets
              and equipment                       82       -           48       -
                                            --------    ----     --------    ----
         Net cash (used) by investing
              activities                      (4,613)    (27)      (4,103)    (26)
Financing Activities:
         Distributions                        (7,245)    (41)      (7,281)    (47)
         Repurchase of Units                    (287)     (2)        (127)     (1)
         Debt repayments                           -       -         (512)     (3)
                                            --------    ----     --------    ----
         Net cash (used) by financing
              activities                      (7,532)    (43)      (7,920)    (51)
                                            --------    ----     --------    ----
Increase (decrease) in cash
         and equivalents                       4,909      28        3,561      23


Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

         As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 2003 and 2002 represented 100% and 81% of total cash sources, respectively. Changes in working capital other than cash and equivalents decreased cash by $422,000 during 2003 and increased cash by $3.0 million during 2002. The decrease in short-term investments at December 31, 2002 compared to December 31, 2001 is the result of the Company's selling of marketable corporate debt securities and investing excess cash flows in a high balance savings account. The increase in accounts receivable at December 31, 2003 compared to December 31, 2002 is the result of higher natural gas production volumes and an increase in gas and oil prices. Total production revenues receivable as of December 31, 2003 amounted to $4.0 million compared to $3.6 million at December 31, 2002.

         The Company's cash flows used by investing activities increased $510,000, or 12%, during 2003 as compared with 2002. The Company's cash flows used by investing activities increased $860,000, or 27%, during 2002 as compared with 2001. The primary reason for the increase in cash flows used by investing activities in 2003 and 2002 was an increase in the purchase of property and equipment. The purchase of property and equipment increased $690,000, or 16%, during 2003 as compared with 2002. The purchase of property and equipment increased $791,000, or 23%, during 2002 as compared with 2001.

         The Company's cash flows used by financing activities decreased $388,000, or 5%, during 2003 as compared with 2002. The reasons for this decrease were that distributions to Unitholders decreased $37,000, payments on the repurchase of Units increased $160,000 and payments on debt decreased $512,000 during 2003. The Company's cash flows used by financing activities decreased $2.2 million, or 22%, during 2002 as compared with 2001. The reasons for this decrease were that distributions to Unitholders decreased $1.6 million although payments on debt increased $386,000 during 2002. Additionally, payments on the repurchase of Units decreased $1.0 million, or 89%, during 2002 as compared with 2001.

         The Company's ending cash and equivalents balance of $9.6 million at December 31, 2003, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2004. The Company has paid a quarterly distribution every quarter since July 1991. Minimum cash distributions are estimated to be $723,000 per quarter ($.125 per Unit). The Company intends to distribute $2.9 million ($.50 per Unit) in April 2004 from existing cash and equivalents.

         Capital expenditures for the development of oil and gas properties and the acquisition of undeveloped leasehold acreage have increased over recent years. The Company drilled or participated in the drilling of an additional 46 drillsites in 2003. The Company's share of these drillsites amounts to 18.87 net developed properties. The Company's share of proved gas reserves increased by
3.8 BCF, or 9%, between December 31, 2002 and December 31, 2003, while proved oil reserves increased by 4,000 barrels, or 1%, between December 31, 2002 and December 31, 2003. The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of 1.5 BCF of natural gas versus 9,000 barrels of crude oil during 2003. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves increased by $33.9 million between December 31, 2002 and December 31, 2003. The primary reason for this increase was due to increases in natural gas and crude oil prices and related upward revisions in quantities of oil and gas reserves between December 31, 2002 and December 31, 2003. Based on historical experience, management believes the Company should be able to drill or participate in the drilling of 15 to 20 net wells each year for the next few years.

         The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 34,034, 22,401 and 117,488 Units during 2003, 2002 and 2001 pursuant to the Repurchase Right at a price of $8.44, $5.66 and $9.73 per Unit, respectively. The Repurchase Right to be conducted in 2004 will result in Unitholders being offered a price of $12.44 per Unit. The Company believes existing cash flows, including borrowing if necessary (although the Company currently has no credit facility), will be sufficient to fund the 2004 offering pursuant to the Repurchase Right is fully subscribed.

RESULTS OF OPERATIONS

         The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2003, 2002 and 2001. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                   Year Ended December 31,
                                                   -----------------------
                                                    2003     2002   2001
                                                    ----     ----   ----
Revenues:
         Oil and gas sales                            98%     97%    97%
         Well management and operating                 2       3      3
                                                    ----     ---    ---
                  Total Revenues                     100     100    100
Expenses:
         Production costs                             13      16     15
         Well management and operating                 1       1      1
         Depreciation, depletion and amortization     23      26     28
         Abandonment of oil and gas properties         1       1      1
         General and administrative                    6       8      8
         Other expense (income)                       (1)      -     (1)
         Cumulative effect of accounting change        2       -      -
         Income taxes                                  -       -      -
                                                    ----     ---    ---
                  Total Expenses                      45      52     52
                                                    ----     ---    ---
Net income                                            55%     48%    48%
                                                    ====     ===    ===

         Revenues for the year ended December 31, 2003 increased $5.1 million, or 30%, compared to the same period in 2002. Revenues for the year ended December 31, 2002 increased $496,000, or 3%, compared to the same period in 2001. These changes were due primarily to increases in crude oil and natural gas sales between the periods involved.

         Oil and gas sales increased $5.0 million, or 31%, from 2002 to 2003. This increase was the result of increased natural gas production and higher natural gas and crude oil prices. The Company's gas production increased by 373,000 MCF. The primary reason for this increase was due to increased production resulting from the Company developing additional oil and gas properties and increased production during summer months due to higher pricing. The average price received per MCF increased from $3.98 to $4.73 from 2002 to 2003. Oil sales were higher due primarily to an increase in the average sales price of oil from $22.33 to $27.93 per barrel from 2002 to 2003. Additionally, oil production increased by 3,000 barrels. Gas sales accounted for 90%, 90% and 89% of total oil and gas sales in 2003, 2002 and 2001, respectively. Oil and gas sales increased $449,000, or 3%, from 2001 to 2002. The primary reasons for this increase in oil and gas sales between 2001 and 2002 were higher natural gas production and prices. The Company's gas production increased by 97,000 MCF. The average price received per MCF increased from $3.93 to $3.98. The average price received per barrel decreased from $22.57 to $22.33.

         Production costs increased $237,000, or 9%, and $199,000, or 8%, during 2003 and 2002, respectively. The primary reason for these increases was an increase in the number of producing wells. Depreciation, depletion and amortization increased $557,000, or 13%, between 2002 and 2003. The primary reason for this increase is increased production of oil and gas for both new and existing wells during 2003 compared to 2002. Depreciation, depletion and amortization decreased $63,000, or 1%, between 2001 and 2002.

         Well management and operating revenues increased $42,000, or 8%, from 2002 to 2003. Well management and operating costs increased $33,000, or 17%, from 2002 to 2003. Well management and operating revenues increased $48,000, or 11%, from 2001 to 2002. Well management and operating costs increased $19,000, or 11%, from 2001 to 2002. The reason for these increases in well management and operating revenues and costs was due to an increase in Company operated oil and gas interests. The Company added approximately 20 oil and gas properties to its existing operations during 2002.

         Abandonments of oil and gas properties decreased $100,000 between 2002 and 2003 and remained constant between 2001 and 2002. This decrease was attributable to a reduction in abandonments of oil and gas properties.

         General and administrative expenses decreased $31,000, or 2%, between 2002 and 2003, and increased $35,000, or 3%, between 2001 and 2002. Overall, general and administrative expenses have remained relatively constant over the last few years.

         Net other income amounted to $141,000, $47,000 and $178,000 in 2003, 2002 and 2001, respectively. In 2003 and 2002, interest expense decreased as a result of lower interest rates and debt reductions.

         The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.

         Net income increased $3.9 million (after reduction for the cumulative effect of change in accounting principle of $471,545), or 49%, between 2002 and 2003. Net income increased $162,000, or 2%, between 2001 and 2002. The increases were primarily the result of increases in oil and gas sales. Net income represented 55%, 48% and 48% of total revenues during the years ended December 31, 2003, 2002 and 2001, respectively.

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

         Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4.9 million, $4.4 million and $4.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

         Asset Retirement Obligations. In 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Historically, and consistent with industry practice, the Company determined that the cost of plugging and abandoning its oil and gas properties would be offset by proceeds received from salvage. The Company recorded a non-cash charge of approximately $500,000 as the cumulative effect of a change in accounting principle, an increase to oil and gas properties of approximately $400,000 and a non-current liability of approximately $900,000 in connection with the adoption of SFAS No. 143.

         The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

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

NEW ACCOUNTING STANDARDS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," that, among other provisions, amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting." The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was originally to be effective for financial instruments entered into or modified after May 31, 2003, and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, FASB issued FASB Staff Position 150-3 which delays or defers indefinitely the effective date of certain provisions of SFAS No. 150.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

         The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

INFLATION AND CHANGES IN PRICES

         While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $35.00 in March 2004. As of March 20, 2004, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $34.75 per barrel of oil. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since less than 10% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 2003 are comprised of oil reserves.

         Natural gas prices have also fluctuated more recently. The Company's average price of gas during 2001 amounted to $3.93 per MCF. The Company's average price of gas during 2002 increased $.05 to $3.98 compared to 2001. The Company's average price of gas during 2003 increased $.75 to $4.73 compared to 2002. The price of gas in the Appalachian Basin increased significantly throughout 2000 and reached a high of more than $10.00 per MCF in January 2001. More recently, the price of natural gas on the NYMEX settled for the month of March 2003 at $9.13 per MCF. The Company's gas is currently sold under short-term contracts where the price is determined using current NYMEX prices. The Company at times will lock-in a monthly price over certain time periods. Excess gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price. As of March 20, 2004, the current one-year strip price for Henry Hub Natural Gas on the NYMEX is $5.85 per MCF. The Company's sales are significantly impacted by pricing instability in the natural gas market. One of the consequences of these pricing fluctuations is evident in the Company's Standardized Measure of Discounted Future Net Cash Flows decreasing from $82.0 million at December 31, 2000 to $45.1 million at December 31, 2001, and then increasing to $67.9 million at December 31, 2002 and $101.8 million at December 31, 2003.

         The Company's Standardized Measure of Discounted Future Net Cash Flows increased by $33.9 million from December 31, 2002 to December 31, 2003 and increased by $22.8 million from December 31, 2001 to December 31, 2002. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no borrowings during 2003 and 2002. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

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

         See attached pages F-1 to F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

         There have been no significant changes in the Company's internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        EVERFLOW EASTERN PARTNERS, L. P.

                       2003 CONSOLIDATED FINANCIAL REPORT

                        EVERFLOW EASTERN PARTNERS, L. P.

                                    CONTENTS

                                                     Page
                                                  ----------
AUDITORS' REPORT ON THE FINANCIAL STATEMENTS         F-3
FINANCIAL STATEMENTS
    Consolidated balance sheets                   F-4 - F-5
    Consolidated statements of income                F-6
    Consolidated statements of partners' equity      F-7
    Consolidated statements of cash flows            F-8
    Notes to consolidated financial statements    F-9 - F-25

                          Independent Auditors' Report

To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio

         We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                            HAUSSER + TAYLOR LLC

Cleveland, Ohio
March 17, 2004

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002

                                                                2003           2002
                                                            ------------   ------------
ASSETS
CURRENT ASSETS
 Cash and equivalents                                       $  9,598,801   $  4,689,831
 Accounts receivable:
  Production                                                   3,976,909      3,557,396
  Officers and employees                                          40,666        220,764
  Joint venture partners                                          59,982         30,630
  Other                                                           87,881        102,245
                                                            ------------   ------------
    Total current assets                                      13,764,239      8,600,866

PROPERTY AND EQUIPMENT
 Proved properties (successful efforts accounting method)    122,422,677    118,513,983
 Pipeline and support equipment                                  498,179        514,060
 Corporate and other                                           1,708,140      1,587,219
                                                            ------------   ------------
                                                             124,628,996    120,615,262
Less accumulated depreciation, depletion, amortization
 and write down                                               80,377,333     76,766,803
                                                            ------------   ------------
                                                              44,251,663     43,848,459
OTHER ASSETS                                                     120,676        129,979
                                                            ------------   ------------
                                                            $ 58,136,578   $ 52,579,304
                                                            ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002

                                                           2003          2002
                                                        -----------   -----------
      LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                       $   721,728   $   746,421
 Accrued expenses                                           452,169       324,627
                                                        -----------   -----------
   Total current liabilities                              1,173,897     1,071,048

ASSET RETIREMENT OBLIGATIONS                              1,034,685             -

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
 Authorized - 8,000,000 units
 Issued and outstanding - 5,714,739 and 5,748,773
   units, respectively                                   55,278,954    50,914,003

GENERAL PARTNER'S EQUITY                                    649,042       594,253
                                                        -----------   -----------
   Total partners' equity                                55,927,996    51,508,256
                                                        -----------   -----------
                                                        $58,136,527   $52,579,304

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2003, 2002 and 2001

                                                                2003            2002            2001
                                                             ------------    ------------    ------------
REVENUES
 Oil and gas sales                                           $ 21,288,143    $ 16,254,014    $ 15,805,040
 Well management and operating                                    543,948         501,561         453,774
 Other                                                              2,355           1,843           2,406
                                                             ------------    ------------    ------------
                                                               21,834,446      16,757,418      16,261,220
DIRECT COST OF REVENUES
 Production costs                                               2,855,663       2,618,399       2,419,260
 Well management and operating                                    220,794         188,238         168,937
 Depreciation, depletion and amortization                       4,943,770       4,386,745       4,449,545
 Abandonment of oil and gas properties                            100,000         200,000         200,000
                                                             ------------    ------------    ------------
   Total direct cost of revenues                                8,120,227       7,393,382       7,237,742
GENERAL AND ADMINISTRATIVE EXPENSE                              1,363,267       1,394,121       1,359,378
                                                             ------------    ------------    ------------
   Total cost of revenues                                       9,483,494       8,787,503       8,597,120
                                                             ------------    ------------    ------------
INCOME FROM OPERATIONS                                         12,350,952       7,969,915       7,664,100
OTHER INCOME (EXPENSE)
 Interest income                                                  104,587          69,515         222,764
 Interest expense                                                       -         (28,521)        (44,702)
 Gain on sale of property and equipment and other assets           36,609           5,974               -
                                                             ------------    ------------    ------------
                                                                  141,196          46,968         178,062
                                                             ------------    ------------    ------------
INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                          12,492,148       8,016,883       7,842,162
INCOME TAXES                                                       69,303          12,793               -
                                                             ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                12,422,845       8,004,090       7,842,162

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                             471,545               -               -
                                                             ------------    ------------    ------------
NET INCOME                                                   $ 11,951,300    $  8,004,090    $  7,842,162
                                                             ------------    ------------    ------------
Allocation of Partnership Net Income
 Limited Partners                                            $ 11,813,013    $  7,911,924    $  7,752,932
 General Partner                                                  138,287          92,166          89,230
                                                             ------------    ------------    ------------
                                                             $ 11,951,300    $  8,004,090    $  7,842,162
                                                             ------------    ------------    ------------
Net income per unit:
 Before cumulative effect of change in accounting principle  $       2.14    $       1.37    $       1.33
 Cumulative effect of change in accounting principle                (0.08)              -               -
                                                             ------------    ------------    ------------
Net income per unit                                          $       2.06    $       1.37    $       1.33
                                                             ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Years Ended December 31, 2003, 2002 and 2001

                                                            2003            2002            2001
                                                        ------------    ------------    ------------
PARTNERS' EQUITY - JANUARY 1                            $ 51,508,256    $ 50,911,995    $ 53,043,829

 Net income                                               11,951,300       8,004,090       7,842,162

 Cash distributions ($1.25 per unit in 2003, $1.25 per
  unit in 2002 and $1.50 per unit in 2001)                (7,244,313)     (7,281,039)     (8,830,838)

 Purchase and retirement of Units                           (287,247)       (126,790)     (1,143,158)
                                                        ------------    ------------    ------------
PARTNERS' EQUITY - DECEMBER 31                          $ 55,927,996    $ 51,508,256    $ 50,911,995
                                                        ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 2003, 2002 and 2001

                                                             2003            2002            2001
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $ 11,951,300    $  8,004,090    $  7,842,162
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization                 4,989,909       4,421,028       4,508,950
   Abandonment of oil and gas properties                      100,000         200,000         200,000
   Gain on sale of property and equipment and other
    assets                                                    (36,609)         (5,974)              -
   Cumulative effect of change in accounting principle        471,545               -               -
   Deferred income taxes                                            -         (50,000)              -
   Changes in assets and liabilities:
    Accounts receivable                                      (448,865)       (991,445)        596,362
    Short-term investments                                          -       3,790,562        (167,188)
    Other current assets                                       14,364         (54,247)         31,731
    Other assets                                                9,303         (20,407)         (6,555)
    Accounts payable                                          (24,693)        241,175        (513,713)
    Accrued expenses                                           27,542          49,617         (17,674)
                                                         ------------    ------------    ------------
     Total adjustments                                      5,102,496       7,580,309       4,631,913
                                                         ------------    ------------    ------------
      Net cash provided by operating activities            17,053,796      15,584,399      12,474,075

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds received on receivables from officers and
   employees                                                  471,545         197,364         273,447
 Advances disbursed to officers and employees                (291,447)       (162,680)       (122,053)
 Purchase of property and equipment                        (4,875,596)     (4,185,744)     (3,394,808)
 Proceeds on sale of property and equipment and
   other assets                                                82,232          47,500               -
                                                         ------------    ------------    ------------
     Net cash used by investing activities                 (4,613,266)     (4,103,560)     (3,243,414)

CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions                                             (7,244,313)     (7,281,039)     (8,830,838)
 Repurchase of Units                                         (287,247)       (126,790)     (1,143,158)
 Payments on debt including revolver                                -        (512,014)       (125,808)
                                                         ------------    ------------    ------------
     Net cash used by financing activities                 (7,531,560)     (7,919,843)    (10,099,804)
                                                         ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                                4,908,970       3,560,996        (869,143)

CASH AND EQUIVALENTS - JANUARY 1                            4,689,831       1,128,835       1,997,978
                                                         ------------    ------------    ------------
CASH AND EQUIVALENTS - DECEMBER 31                       $  9,598,801    $  4,689,831    $  1,128,835
                                                         ------------    ------------    ------------

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                               $          -    $     28,521    $     42,656
  Income taxes                                                 60,000          80,000               -

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

         D. Fair Value of Financial Instruments - The fair values of cash and equivalents, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing obligations.

         E. Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.

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

                  Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,801,170, $4,345,208 and $4,417,473 for the years ended
                  December 31, 2003, 2002 and 2001, respectively.

                  On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

                  SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $100,000, $200,000 and $200,000 during 2003, 2002 and 2001, respectively, to provide for impairment on certain of its oil and gas properties.

                  Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,154,270 - 40 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $95,901, $75,820 and $91,477 for the years ended December 31, 2003, 2002 and 2001, respectively.

                  Maintenance and repairs of property and equipment are expensed as incurred. Major renewals and improvements are capitalized, and the assets replaced are retired.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         G. Asset Retirement Obligations - In 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Historically, and consistent with industry practice, the Company determined that the cost of plugging and abandoning its oil and gas properties would be offset by proceeds received from salvage. The Company recorded a non-cash charge of approximately $500,000 as the cumulative effect of a change in accounting principle, an increase to oil and gas properties of approximately $400,000 and a non-current liability of approximately $900,000 in connection with the adoption of SFAS No. 143.

                  The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

                  The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

                  The schedule below is a reconciliation of the Company's liability for the year ended December 31, 2003:

                              Asset
                           Retirement
                           Obligations
                           -----------
Upon adoption              $   942,419
Liabilities incurred            99,428
Liabilities settled                  -
Accretion                       92,838
                           -----------
Total ($100,000 current)   $ 1,134,685
                           ===========

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         G.       Asset Retirement Obligations (Continued)
                  For 2003, accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of operations and the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company's consolidated balance sheets. The pro forma effects had SFAS No. 143 been applied during prior periods would have reduced the Company's net income and net income per unit by approximately $85,000 and $.01, respectively, in 2002 and 2001.

         H. Revenue Recognition - The Company recognizes revenue from oil and gas production as it is extracted and sold from the properties. Other revenue is recognized at the time it is earned and the Company has a contractual right to such revenue.

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

         I. Income Taxes - Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, will be allocated directly to its respective partners. The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow's assets and liabilities due to separate tax elections that were made by owners of the working interests and limited partnership interests that comprised Programs.

                  EEI and its subsidiaries account for income taxes under SFAS No. 109, "Accounting for Income Taxes." Income taxes are provided for all items (as they relate to EEI and its subsidiaries) in the Consolidated Statements of Income regardless of the period when such items are reported for income tax purposes. SFAS No. 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and tax basis of certain of EEI's and its subsidiaries' assets and liabilities. In addition, SFAS No. 109 requires that deferred tax assets and liabilities be measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. In some situations, SFAS No. 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards.

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

                  Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,731,756, 5,759,974 and 5,829,918 in
                  2003, 2002 and 2001, respectively.

         K. New Accounting Standards - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based, Compensation - Transition and Disclosure," that, among other provisions, amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting." The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. The Statement is effective for fiscal years beginning after December 15, 2002.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was originally to be effective for financial instruments entered into or modified after May 31, 2003, and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, FASB issued FASB Staff Position 150-3 which delays or defers indefinitely the effective date of certain provisions of SFAS No. 150.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         K.       New Accounting Standards (Continued)

                  In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

                  The adoption of the new standards did not, or is not expected to, materially affect the Company's financial position and results of operations.

NOTE 2.  CREDIT FACILITIES AND LONG-TERM DEBT

         The Company had a revolving line of credit that expired on May 31, 2003. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding the annual repurchase right (see Note 3). The new line of credit would be utilized in the event the Company receives tenders pursuant to the repurchase right in excess of cash on hand.

         There were no borrowings outstanding on the revolving line of credit during 2003 and 2002. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 3.  PARTNERS' EQUITY (CONTINUED)

         The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the repurchase right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2003 calculation, is estimated to be $12.44 per Unit, net of the distributions ($1.00 per Unit in total) expected to be made in January and April 2004.

         Units repurchased pursuant to the repurchase right, for each of the four years in the period ended December 31, 2003, are as follows:

                          Per Unit
          --------------------------------------
          Calculated                                                 Units
          Price for         Less                                 Outstanding
          Repurchase       Interim        Net      # of Units     Following
Year        Right       Distributions Price Paid   Repurchased    Repurchase
----        -----       ------------- ----------   -----------    ----------
2000      $    6.73         $.625      $   6.11      206,531      5,888,662

2001      $   10.35         $.625      $   9.73      117,488      5,771,174

2002      $    6.16         $ .50      $   5.66       22,401      5,748,773

2003      $    8.94         $ .50      $   8.44       34,034      5,714,739

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 4.  PROVISION FOR INCOME TAXES

         A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                                   Year Ended December 31,
                                     ------------------------------------------------------------------------------------
                                                 2003                         2002                         2001
                                     ------------------------     ------------------------     --------------------------
                                        Amount            %         Amount              %        Amount               %
                                        ------            -         ------              -        ------               -
Provision based on the
   statutory rate (for taxable
   income up to $10,000,000)         $ 4,087,000         34.0     $ 2,726,000         34.0     $ 2,666,000           34.0

Tax effect of:
   Non-taxable status o f the
     Programs and Everflow            (3,827,000)       (31.8)     (2,579,000)       (32.2)     (2,654,000)
   Excess statutory depletion            (70,000)        (0.6)        (60,000)        (0.7)        (70,000)          (0.9)
   Graduated tax rates , state
     income tax and other - net         (120,697)        (1.0)        (74,207)        (1.0)         58,000            0.7
                                     -----------        -----     -----------        -----     -----------           ----

        Total                        $    69,303          0.6     $    12,793          0.1     $         -              -
                                     ===========        =====     ===========        =====     ===========           ====

         As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties. At December 31, 2003 and 2002, these deferred tax items resulted in deferred tax liabilities of $537,000 and $629,000, respectively. These liabilities have been fully offset by deferred tax assets resulting from the tax benefit of EEI's percentage depletion carryovers. At December 31, 2003 and 2002, EEI had percentage depletion deduction carryforwards for tax purposes of approximately $1,450,000 and $1,860,000, respectively. These carryforwards can be carried forward indefinitely.

NOTE 5.  RETIREMENT PLAN

         The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. The Company matches employees' contributions to the 401(k) Retirement Savings Plan as annually determined by EMC's Board of Directors. Additionally, the plan has a profit sharing component which provides for contributions to the plan at the discretion of EMC's Board of Directors. Amounts contributed to the plan vest immediately. The Company's total matching and profit sharing contributions to the plan amounted to $169,035, $217,301 and $76,275 for the years ended December 31, 2003, 2002 and 2001, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 6.  RELATED PARTY TRANSACTIONS

         The Company's Officers, Directors, Affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary to participate in the drilling and development of such wells. At December 31, 2003, the loans accrue interest at 3.0% and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

NOTE 7.  BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS

         The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylvania, in the exploration, development and production of oil and gas.

         The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon the Company's ability to obtain the necessary capital through operating cash flow, borrowings or equity offerings. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

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

         Gas sales accounted for 90%, 90% and 89% of total oil and gas sales in 2003, 2002 and 2001, respectively. Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2003, 2002 and 2001, respectively, were as follows:

     Customer                           2003    2002    2001
     --------                           ----    ----    ----
Dominion Field Services, Inc., its
  affiliates and its predecessors
  ("Dominion")                           48%     49%     45%
Ergon Oil Purchasing, Inc. ("Ergon
  Oil")                                  10       8      11
Interstate Gas Supply, Inc. ("IGS")      23      23      25
                                         --      --      --

                                         81%     80%     81%
                                         ==      ==      ==

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7.  BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

         A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. Credit losses have historically been minimal and no valuation allowance was deemed necessary at December 31, 2003 and 2002. The Company expects that Dominion, Ergon Oil and IGS will be the only major customers in 2004.

         Over the ten years prior to 2002, the Company had been selling a significant portion of its natural gas pursuant to Intermediate Term Adjustable Price Gas Purchase Agreements with Dominion. The Company's last remaining long-term agreement terminated during 2001 and was replaced by a short-term contract, which obligates Dominion to purchase, and the Company to sell and deliver, certain natural gas production from the Company's wells throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with Dominion follows:

               Nov              Dec             Jan               Feb              Mar             Apr
               2003             2003            2004              2004             2004            2004
               ----             ----            ----              ----             ----            ----
MCF            220,000          160,000          180,000          180,000          180,000          160,000
Price      $      4.82      $      4.65      $      4.77      $      4.77      $      4.77      $      4.96

               May              Jun             Jul               Aug              Sep             Oct
               2004             2004            2004              2004             2004            2004
               ----             ----            ----              ----             ----            ----
MCF            160,000          220,000          180,000          180,000          180,000          180,000
Price      $      4.96      $      5.01      $      5.00      $      5.00      $      5.00      $      5.00

               Nov              Dec              Jan              Feb              Mar             Apr
               2004             2004             2005             2005             2005            2005
               ----             ----             ----             ----             ----            ----
MCF            180,000          150,000          150,000          150,000          150,000          100,000
Price      $      5.76      $      5.68      $      5.68      $      5.68      $      5.68      $      5.54

                May             Jun              Jul              Aug              Sep             Oct
               2005            2005              2005             2005             2005            2005
               ----            ----              ----             ----             ----            ----
MCF            100,000          100,000          100,000          100,000          100,000          100,000
Price      $      5.54      $      5.54      $      5.54      $      5.54      $      5.54      $      5.54

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7.  BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

         The Company also has a short-term contract with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with IGS follows:

               Nov             Dec               Jan              Feb             Mar              Apr
               2003            2003              2004             2004            2004             2004
               ----            ----              ----             ----            ----             ----
MCF            120,000           80,000           90,000           90,000           90,000           80,000
Price      $      4.53      $      4.39      $      4.54      $      4.54      $      4.54      $      4.83

               May              Jun             Jul              Aug               Sep             Oct
               2004             2004            2004             2004              2004            2004
               ----             ----            ----             ----              ----            ----
MCF             80,000          110,000           80,000           80,000           80,000           80,000
Price      $      4.83      $      4.83      $      4.83      $      4.83      $      4.83      $      4.83

               Nov              Dec             Jan              Feb               Mar             Apr
               2004             2004            2005             2005              2005            2005
               ----             ----            ----             ----              ----            ----
MCF            120,000           90,000           90,000           90,000           90,000           60,000
Price      $      6.20      $      6.14      $      6.14      $      6.14      $      6.14      $      5.72

               May              Jun              Jul             Aug               Sep             Oct
               2005             2005             2005            2005              2005            2005
               ----             ----             ----            ----              ----            ----
MCF             60,000           60,000           60,000           60,000           60,000           60,000
Price      $      5.72      $      5.72      $      5.72      $      5.72       $     5.72      $      5.72

         As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities locked in by the Company from time to time. Natural gas sold under these contracts in excess of the locked in prices are sold at the month's closing price plus basis adjustments, as per the contracts. As of December 31, 2003, natural gas purchased by Dominion covers production from approximately 480 gross wells, while natural gas purchased by IGS covers production from approximately 220 gross wells. Production from the Dominion and IGS contract wells comprises more than 75% of the Company's natural gas sales.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         Everflow paid a dividend in January 2004 of $.50 per Unit. The distribution amounted to approximately $2,891,000.

         As described in Note 7, the Company has significant natural gas delivery commitments to Dominion and IGS, its major customers. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price the Company is able to purchase the gas for redelivery (resale) to its customers.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of selected quarterly financial data (unaudited) for the years ended December 31, 2003 and 2002:

                                                  Quarters Ended
                             --------------------------------------------------------
                              March 31        June 30     September 30    December 31
                              --------        -------     ------------    -----------
2003
   Revenues                  $4,586,731     $4,696,833     $6,127,917     $6,422,965
   Income from operations     2,197,554      2,600,607      3,452,866      4,099,925
   Income before cumulative
     effect of change in
     accounting principle     2,222,540      2,626,143      3,462,290      4,111,872
   Net income                 1,750,995      2,626,143      3,462,290      4,111,872
   Income per unit before
     cumulative effect of
     change in accounting
     principle                     0.38           0.45           0.60           0.71
   Net income per unit             0.30           0.45           0.60           0.71

                                                Quarters Ended
                           --------------------------------------------------------
                            March 31        June 30     September 30    December 31
                            --------        -------     ------------    -----------
2002
  Revenues                 $4,248,354     $3,440,791     $3,838,431     $5,229,842
  Income from operations    1,730,635      1,516,254      1,784,596      2,938,430
  Net income                1,763,611      1,555,732      1,789,796      2,894,951
  Net income per unit             .30            .27            .31            .50

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

                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                           December 31,
                                          ----------------------------------------------
                                              2003             2002             2001
                                              ----             ----             ----
Proved oil and gas properties             $122,422,677     $118,513,983     $114,964,451
Pipeline and support equipment                 498,179          514,060          504,222
                                          ------------     ------------     ------------
                                           122,920,856      119,028,043      115,468,673
Accumulated depreciation, depletion,
  amortization and write down               80,018,796       76,478,321       72,365,538
                                          ------------     ------------     ------------

Net capitalized costs                     $ 42,902,060     $ 42,549,722     $ 43,103,135
                                          ============     ============     ============

               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                               December 31,
                                ------------------------------------------
                                   2003            2002            2001
                                   ----            ----            ----
Property acquisition costs      $  461,803      $  230,175      $  234,786
Development costs                4,239,552       3,728,193       3,135,374

         In 2003, 2002 and 2001, development costs include the purchase of approximately $-0-, $222,000 and $309,000, respectively, of producing oil and gas properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES
           (UNAUDITED) (CONTINUED)

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                            December 31,
                                           ---------------------------------------------
                                               2003             2002             2001
                                               ----             ----             ----
Oil and gas sales                          $21,288,143      $16,254,014      $15,805,040
Production costs                            (2,855,663)      (2,618,399)      (2,419,260)
Depreciation, depletion and
 amortization                               (4,943,770)      (4,386,745)      (4,449,545)
Abandonment of oil and gas
 properties                                   (100,000)        (200,000)        (200,000)
                                           -----------      -----------      -----------
                                            13,388,710        9,048,870        8,736,235

Income tax expense                              80,000           75,000          100,000
                                           -----------      -----------      -----------

Results of operations for oil and gas
 producing activities (excluding
 corporate overhead and financing
 costs)                                    $13,308,710      $ 8,973,870      $ 8,636,235
                                           ===========      ===========      ===========

         Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES
           (UNAUDITED) (CONTINUED)

               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                         Oil               Gas
                                        (BBLS)            (MCF)
                                        ------            -----
Balance, January 1, 2001                914,000        48,534,000
  Extensions, discoveries and other
   additions                             35,000         1,940,000
  Production                            (76,000)       (3,583,000)
  Revision of previous estimates       (154,000)       (4,966,000)
                                       --------        ----------

Balance, December 31, 2001              719,000        41,925,000
  Extensions, discoveries and other
   additions                             26,000         1,992,000
  Production                            (73,000)       (3,680,000)
  Revision of previous estimates         27,000         3,070,000
                                       --------        ----------
Balance, December 31, 2002              699,000        43,307,000
  Extensions, discoveries and other
   additions                              9,000         1,509,000
  Production                            (76,000)       (4,053,000)
  Revision of previous estimates         71,000         6,306,000
                                       --------        ----------

Balance, December 31, 2003              703,000        47,069,000
                                       ========        ==========

PROVED DEVELOPED RESERVES:
  December 31, 2000                     914,000        48,534,000
  December 31, 2001                     719,000        41,925,000
  December 31, 2002                     699,000        43,307,000
  December 31, 2003                     703,000        47,069,000

         The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 2003 and 2002, the Company had 430 and 640 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $417,441 and $372,544 at December 31, 2003 and 2002, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES
           (UNAUDITED) (CONTINUED)

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                 NET CASH FLOWS

                                                             December 31,
                                                 ------------------------------------
                                                   2003          2002          2001
                                                   ----          ----          ----
                                                        (Thousands of Dollars)
Future cash inflows from sales of oil
 and gas                                         $311,816      $212,322      $138,032
Future production and development
 costs                                             95,721        76,048        57,159
Future asset retirement obligations, net of
 salvage                                            3,151             -             -
Future income tax expense                           4,841         2,782         1,675
                                                 --------      --------      --------
Future net cash flows                             208,103       133,492        79,198
Effect of discounting future net cash
 flows at 10% per annum                           106,260        65,558        34,104
                                                 --------      --------      --------
Standardized measure of discounted
 future net cash flows                           $101,843      $ 67,934      $ 45,094
                                                 ========      ========      ========

                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                                      Year Ended December 31,
                                             ---------------------------------------
                                                2003           2002           2001
                                                ----           ----           ----
                                                      (Thousands of Dollars)
Balance, beginning of year                   $  67,934       $ 45,094       $ 81,974
Extensions, discoveries and other
 additions                                       3,672          3,817          2,814
Development costs incurred                         162            617            313
Revision of previous estimates                  15,134          5,209         (5,833)
Sales of oil and gas, net of production
 costs                                         (18,432)       (13,636)       (13,386)
Net change in income taxes                        (933)          (467)         1,042
Net changes in prices and production
 costs                                          25,894         22,206        (30,076)
Accretion of discount                            6,793          4,509          8,197
Other                                            1,619            585             49
                                             ---------       --------       --------
Balance, end of year                         $ 101,843       $ 67,934       $ 45,094
                                             =========       ========       ========

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES
           (UNAUDITED) (CONTINUED)

         The estimated future cash flows are determined based on year-end prices for crude oil, current allowable prices (adjusted for periods beyond the contract period to year-end market prices) applicable to expected natural gas production, estimated production of proved crude oil and natural gas reserves, estimated future production and development costs of reserves and future retirement obligations (net of salvage), based on current economic conditions, and the estimated future income tax expense, based on year-end statutory tax rates (with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties involved. Such cash flows are then discounted using a 10% rate.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company's original general partner. The members of the General Partner as of March 20, 2004 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner and William A. Siskovic, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

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

                  Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 20, 2004 are as follows:

                                                           Positions and                    Positions and
           Name                       Age                Offices with EEI                 Offices with EMC
---------------------------           ---          -----------------------------    ----------------------------
Robert F. Sykes                       80           Chairman of the Board            Chairman of the Board
                                                                                    and Director

Thomas L. Korner                      50           President and Director           President and Director

David A. Kidder                       65           Treasurer                        None

William A. Siskovic                   48           Vice President, Secretary,       Vice President, Secretary-
                                                   Principal Financial and          Treasurer, Principal
                                                   Accounting Officer and           Financial and Accounting
                                                   Director                         Officer and Director

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

                  The directors and officers of EMC act as the Company's audit committee as specified in section 3(a)(58)(B) of the Exchange Act. William A. Siskovic, who is not independent, has been designated the Company's audit committee financial expert.

                  The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Code of Ethics is attached as Exhibit 14.1 to this 10-K.

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

                  Based solely on the Company's review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements for 2003.

ITEM 11. EXECUTIVE COMPENSATION

                  As a limited partnership the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

                  The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2003, 2002 and 2001, of those persons who were, at December 31, 2003: (i) the chief executive officer; and (ii) the other highly compensated executive officer of the Company. The Chief Executive Officer and such other executive officer are hereinafter referred to collectively as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
                                   -------------------------------------------------------
                                                                                   Other
                                                                                   Annual           All Other
       Name and                                                                    Compen-           Compen-
  Principal Position               Year             Salary           Bonus        sation(2)        sation  (1)
  ------------------               ----             ------           -----        ---------        ----------
Thomas L. Korner                   2003            $ 96,600        $ 76,000        $ 3,030          $ 27,966
President                          2002              84,000          66,000          2,088            19,332
                                   2001              83,000          72,500          1,821             9,330

William A. Siskovic                2003            $ 96,600        $ 76,000        $ 1,891          $ 27,992
Vice President and                 2002              84,000          66,000          2,264            19,313
Principal Financial and            2001              83,000          72,500          1,544             9,330
Accounting Officer

----------------------------
No Named Executive Officer received personal benefits or perquisites during 2003, 2002 and 2001 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The General Partner is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of the General Partner are Thomas L. Korner and William A. Siskovic, both of whom are directors and officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The General Partner of the Company, owns a 1.16% interest in the Company. The members and their affiliates currently hold (in addition to the General Partner's interest in the Company) 1,266,770 Units, representing approximately 22.17% of the outstanding Units.

                  The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2004 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of the General Partner, and (ii) the ownership of EMC.

                  BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                    EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

                                                                                  Percentage
                                                                                  Interest in
                                                               Percentage           Everflow         Percentage
              Name                             Units            of Units           Management        Interest in
             of Holder                      in Company       in Company(1)       Limited, LLC(2)         EMC
-----------------------------               ----------       -------------       ---------------     ----------
Robert F. Sykes(3)                           1,056,464           18.49                66.6666          66.6666
Thomas L. Korner                               138,575            2.42                16.6667          16.6667
William A. Siskovic                             71,731            1.26                16.6667          16.6667
All officers and directors as
   a group (3 persons in EMC)                1,266,770           22.17               100.0000         100.0000

------------------
(1) Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.15% interest in the Company) or (ii) EMC (based on EMC's 1% managing member's interest in the General Partner).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  In the past, certain officers, directors and more than 10% Unitholders of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as unrelated investors. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company's management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to unrelated investors. In the past, EEI loaned the officers of the Company the funds necessary to participate in the drilling and development of such wells. The Company has ceased making these loans in compliance with the Sarbanes-Oxley Act of 2002.

                  Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                  Hausser + Taylor LLC served as the Company's independent auditor for the year ended December 31, 2003. Aggregate fees for professional services provided to the Company by Hausser + Taylor LLC for the years ended December 31, 2003 and 2002 were as follows:

                                   December 31,
                            -------------------------
                             2003              2002
                             ----              ----
Audit fees                  $77,622           $78,051

                  Audit fees include fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-Q and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements. Hausser & Taylor LLC did not charge the Company any audit-related, tax or other fees for these years.

                  Hausser + Taylor LLC (the "Firm") has a continuing relationship with American Express Tax and Business Services, Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its shareholders provide non-audit services. As a result of this arrangement, the Firm has no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

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

                  The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                                                              Page(s)
                                                                                              -------
Auditors' Report on Audited Financial Statements                                                F-3
       Balance Sheets                                                                        F-4 - F-5
       Statements of Income                                                                     F-6
       Statements of Partners' Equity                                                           F-7
       Statements of Cash Flows                                                                 F-8
       Notes to Financial Statements                                                        F-9 - F-25

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

                  See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

(b)               Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the last quarter of its year ended December 31, 2003.

(c)               Exhibits required by Item 601 of Regulation S-K

                  Exhibits required to be filed by the Company pursuant to Item 601 of Regulator S-K are contained in the Exhibits listed under Item 15(a)(3).

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

EVERFLOW EASTERN PARTNERS, L.P.

By:  EVERFLOW MANAGEMENT LIMITED, LLC
     General Partner

By:  EVERFLOW MANAGEMENT CORPORATION
     Managing Member

By:  /s/ Robert F. Sykes          Director                      March 26, 2004
     --------------------------
     Robert F. Sykes

By:  /s/ Thomas L. Korner         President and Director        March 26, 2004
     --------------------------
     Thomas L. Korner

By:  /s/ William A. Siskovic      Vice President,               March 26, 2004
     --------------------------   Secretary-Treasurer
     William A. Siskovic          and Director (principal
                                  financial and accounting
                                  officer)

Exhibit No.                                 Description
-----------                                 -----------
    3.1              Certificate of Limited Partnership of the Registrant                              (1)
                     dated September 13, 1990, as filed with the Delaware
                     Secretary of State on September 14, 1990

    3.2              Form of Agreement of Limited Partnership of the                                   (1)
                     Registrant

    3.3              General Partnership Agreement of Everflow                                         (1)
                     Management Company

    3.4              Articles of Incorporation of Everflow Management                                  (1)
                     Corporation

    3.5              Code of Regulations of Everflow Management                                        (1)
                     Corporation

    3.6              Shareholders Agreement for Everflow Management                                    (1)
                     Corporation

   10.1              Credit Agreement dated January 19, 1995 between                                   (2)
                     Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.
                     and Bank One, Texas, National Association

   10.2              Operating facility lease dated October 3, 1995 between                            (3)
                     Everflow Eastern Partners, L.P. and A-1 Storage of
                     Canfield, Ltd.

   10.3              Amendment to Credit Agreement dated February 23, 1996                             (5)
                     between Everflow Eastern, Inc. and Everflow Eastern
                     Partners, L.P. and Bank One, Texas, National Association

   10.4              Second Amendment to Credit Agreement dated December 30,                           (5)
                     1996 between Everflow Eastern, Inc. and Everflow Partners,
                     L.P. and Bank One, Texas, National Association

   10.5              Loan Modification Agreement dated June 16, 1997 between                           (6)
                     Bank One, N.A., Bank One, Texas, N.A. and Everflow
                     Eastern, Inc. and Everflow Eastern Partners, L.P.

   10.6              Loan Modification Agreement dated May 29, 1998 between                            (7)
                     Bank One, N.A., Successor to Bank One, Texas, N.A., and
                     Everflow Eastern, Inc. and Everflow Eastern Partners L.P.

   10.7              Articles of Organization of Everflow Management                                   (8)
                     Limited, LLC

Exhibit No.                                 Description
-----------                                 -----------
   10.8              Operating Agreement of Everflow Management Limited,                               (8)
                     LLC dated March 8, 1999

   10.9              Loan Modification Agreement dated May 25, 1999 between                            (9)
                     Bank One, N.A., and Everflow Eastern, Inc. and Everflow
                     Eastern Partners, L.P.

   10.10             Loan Modification Agreement dated September 19, 2000,                            (10)
                     between Bank One, N.A., and Everflow Eastern, Inc.
                     and Everflow Eastern Partners, L.P.

   10.11             Loan Modification Agreement dated August 28, 2001                                (11)
                     between Bank One, N.A., and Everflow Eastern, Inc.
                     and Everflow Eastern Partners, L.P.

   14.1              Code of Ethics

   21.1              Subsidiaries of the Registrant                                                    (4)

   31.1              Certification of CEO

   31.2              Certification of CFO

   32.1              Certification of CEO Pursuant To 18 U.S.C. Section 1350,
                     As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
                     Act of 2002

   32.2              Certification of CFO Pursuant To 18 U.S.C. Section 1350,
                     As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
                     Act of 2002

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

                                 Exhibit Index

(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2000.

(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001.