Form 10-Q
period 2004-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2004-05-14
CIK 868082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

          [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _________TO________.

                         Commission File Number 0-19279

                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                             34-1659910
           -------------------------------             -------------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)

                585 West Main Street
                    P.O. Box 629
                   Canfield, Ohio                             44406
       --------------------------------------               --------
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

      There were 5,714,739 Units of limited partnership interest of the Registrant as of May 10, 2004. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

      Except as otherwise indicated, the information contained in this Report is as of March 31, 2004.

                         EVERFLOW EASTERN PARTNERS, L.P.

                                      INDEX

                               DESCRIPTION                               PAGE NO.
                               -----------                               --------
Part I.  Financial Information

         Item 1. Financial Statements
                 Consolidated Balance Sheets
                       March 31, 2004 and December 31, 2003                F-1
                 Consolidated Statements of Income
                       Three Months Ended March 31, 2004 and 2003          F-3
                 Consolidated Statements of Partners' Equity
                       Three Months Ended March 31, 2004 and 2003          F-4
                 Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2004 and 2003          F-5
                 Notes to Unaudited Consolidated Financial Statements      F-6
         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   3
         Item 3. Quantitative and Qualitative Disclosures About Market
                       Risk                                                  6
         Item 4. Controls and Procedures                                     6
Part II. Other Information
         Item 6. Exhibits and Reports on Form 8-K                            8
                 Signature                                                   9

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2004 and December 31, 2003

                                                        March 31,       December 31,
                                                          2004              2003
                                                       (Unaudited)       (Audited)
                                                     --------------    --------------
                   ASSETS
CURRENT ASSETS
       Cash and equivalents                          $    9,557,487    $    9,598,801
       Accounts receivable:
            Production                                    2,855,606         3,976,909
            Officers and employees                           46,643            40,666
            Joint venture partners                            6,603            59,982
       Other                                                 65,413            87,881
                                                     --------------    --------------
            Total current assets                         12,531,752        13,764,239

PROPERTY AND EQUIPMENT
       Proved properties (successful efforts
            accounting method)                          124,421,529       122,422,677
       Pipeline and support equipment                       522,166           498,179
       Corporate and other                                1,708,140         1,708,140
                                                     --------------    --------------
                                                        126,651,835       124,628,996

Less accumulated depreciation, depletion,
            amortization and write down                 (81,623,958)      (80,377,333)
                                                     --------------    --------------
                                                         45,027,877        44,251,663

OTHER ASSETS                                                102,546           120,676
                                                     --------------    --------------
                                                     $   57,662,175    $   58,136,578
                                                     ==============    ==============

           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2004 and December 31, 2003

                                                  March 31,    December 31,
                                                     2004         2003
                                                 (Unaudited)    (Audited)
                                                 -----------   -----------
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                          $   718,331   $   721,728
       Accrued expenses                              474,859       452,169
                                                 -----------   -----------
            Total current liabilities              1,193,190     1,173,897

ASSET RETIREMENT OBLIGATIONS                       1,070,185     1,034,685

COMMITMENTS AND CONTINGENCIES                              -             -

LIMITED PARTNERS' EQUITY, SUBJECT TO
      REPURCHASE RIGHT
            Authorized - 8,000,000 Units
            Issued and outstanding - 5,714,739    54,755,899    55,278,954

GENERAL PARTNER'S EQUITY                             642,901       649,042
                                                 -----------   -----------
                 Total partners' equity           55,398,800    55,927,996
                                                 -----------   -----------
                                                 $57,662,175   $58,136,578
                                                 ===========   ===========

           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                   Three Months Ended March 31, 2004 and 2003

                                   (Unaudited)

                                                                                  2003
                                                                  2004          Restated
                                                               ------------   ------------
REVENUES
      Oil and gas sales                                        $  4,646,869   $  4,444,538
      Well management and operating                                 132,180        141,542
           Other                                                        100            651
                                                               ------------   ------------
                                                                  4,779,149      4,586,731
DIRECT COST OF REVENUES
      Production costs                                              736,750        711,103
      Well management and operating                                  53,565         55,240
      Depreciation, depletion and amortization                    1,260,064      1,226,026
      Abandonment of oil and gas properties                          10,000         25,000
                                                               ------------   ------------
                 Total direct cost of revenues                    2,060,379      2,017,369

GENERAL AND ADMINISTRATIVE EXPENSE                                  383,773        371,808
                                                               ------------   ------------
                 Total cost of revenues                           2,444,152      2,389,177
                                                               ------------   ------------
INCOME FROM OPERATIONS                                            2,334,997      2,197,554

OTHER INCOME
      Interest                                                       26,725         24,986
                                                               ------------   ------------
INCOME BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                        2,361,722      2,222,540

INCOME TAXES                                                              -              -
                                                               ------------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE                              2,361,722      2,222,540

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                                -        471,545
                                                               ------------   ------------
NET INCOME                                                     $  2,361,722   $  1,750,995
                                                               ============   ============
Allocation of Partnership Net Income
      Limited Partners                                         $  2,334,314   $  1,730,794
      General Partner                                                27,408         20,201
                                                               ------------   ------------
                                                               $  2,361,722   $  1,750,995
                                                               ============   ============
Net income per unit:
      Before cumulative effect of change in accounting         $       0.41   $       0.38
           principle
      Cumulative effect of change in accounting principle                 -          (0.08)
                                                               ------------   ------------
Net income per unit                                            $       0.41   $       0.30
                                                               ============   ============

           See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   Three Months Ended March 31, 2004 and 2003

                                   (Unaudited)

                                                                       2003
                                                        2004         Restated
                                                     -----------    -----------
PARTNERS' EQUITY - JANUARY 1                         $55,927,996    $51,508,256

       Net income                                      2,361,722      1,750,995

       Cash distributions ($.50 per unit in 2004
         and $.25 per unit in 2003)                   (2,890,918)    (1,453,968)
                                                     -----------    -----------
PARTNERS' EQUITY - MARCH 31                          $55,398,800    $51,805,283
                                                     ===========    ===========

           See notes to unaudited consolidated financial statements.

                        EVERFLOW EASTERN PARTNERS, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2004 and 2003

                                  (Unaudited)

                                                                                                            2003
                                                                                            2004          Restated
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                       $  2,361,722    $  1,750,995
       Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation, depletion and amortization                                   1,272,125       1,237,377
                Abandonment of oil and gas properties                                         10,000          25,000
                Cumulative effect of change in accounting principle                                -         471,545
                Changes in assets and liabilities:
                     Accounts receivable                                                   1,174,682         938,490
                     Other current assets                                                     22,468           3,386
                     Other assets                                                             18,130               -
                     Accounts payable                                                         (3,397)         53,225
                     Accrued expenses                                                         22,690          14,934
                                                                                        ------------    ------------
                          Total adjustments                                                2,516,698       2,743,957
                                                                                        ------------    ------------
                               Net cash provided by operating activities                   4,878,420       4,494,952

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds received on receivables from officers
            and employees                                                                     22,335          73,605
       Advances disbursed to officers and employees                                          (28,312)        (83,074)
       Purchase of property and equipment                                                 (2,022,839)     (1,428,205)
                                                                                        ------------    ------------
                               Net cash used by investing activities                      (2,028,816)     (1,437,674)

CASH FLOWS FROM FINANCING ACTIVITIES
       Distributions                                                                      (2,890,918)     (1,453,968)
                                                                                        ------------    ------------
                               Net cash used by financing activities                      (2,890,918)     (1,453,968)
                                                                                        ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
       EQUIVALENTS                                                                           (41,314)      1,603,310

CASH AND EQUIVALENTS AT BEGINNING
       OF YEAR                                                                             9,598,801       4,689,831
                                                                                        ------------    ------------

CASH AND EQUIVALENTS AT END OF
       FIRST QUARTER                                                                    $  9,557,487    $  6,293,141
                                                                                        ============    ============

Supplemental disclosures of cash flow information:
            Cash paid during the period for:
            Interest                                                                    $          -    $          -
            Income taxes                                                                           -               -

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

            Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.'s report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

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

            The schedule below is a reconciliation of the Company's liability for the three months ended March 31, 2003 and 2004:

                                 Asset Retirement Obligations
                                 Three Months Ended March 31,
                                     2003           2004
                                 ------------   -------------
Beginning of period              $          -   $  1,134,685
Upon adoption                         942,419              -
Liabilities incurred                   24,000         10,000
Liabilities settled                         -              -
Accretion                              23,000         25,500
                                 ------------   ------------
Total ($100,000 current)         $    989,419   $  1,170,185
                                 ============   ============

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

            Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,714,739 and 5,748,773 for the three months ended March 31, 2004 and 2003, respectively.

      F. New Accounting Standard - In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

            The adoption of the new standard did not, or is not expected to, materially affect the Company's financial position and results of operations.

      G. Restatement - The 2003 amounts have been restated for the cumulative effect of change in accounting principle of $471,545 related to the adoption of SFAS No. 143 as of January 1, 2003.

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

            There were no borrowings outstanding on the revolving line of credit during 2003 or 2004. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

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

                                   (CONTINUED)

Note 3. Partners' Equity (Continued)

            adjusted book value is calculated by adding partners' equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2003 calculation, is $12.44 per Unit, net of the distributions ($1.00 per Unit in total) made in January and April 2004.

            Units repurchased pursuant to the Repurchase Right for each of the last four years in the period ended December 31, 2003, are as follows:

          Calculated                                                     Units
           Price for         Less                          # of       Out-standing
          Repurchase        Interim          Net          Units        Following
Year        Right        Distributions   Price Paid    Repurchased     Repurchase
----      ----------     -------------   ----------    -----------    ------------
2000       $ 6.73            $.625          $6.11        206,531       5,888,662
2001       $10.35            $.625          $9.73        117,488       5,771,174
2002       $ 6.16            $.500          $5.66         22,401       5,748,773
2003       $ 8.94            $.500          $8.44         34,034       5,714,739

            Due to recent increased volatility in oil and gas prices, the Company is evaluating the possibility of proposing an amendment to the Partnership Agreement provisions which determine the price per Unit for future repurchase offers. The current formula (described above) uses the prices in effect at December 31 of the applicable year end. Management's concern is that price volatility at year end potentially could distort the calculation of fair and reasonable repurchase prices. Management intends to monitor and further study this question and no determination has been made as to what change, if any, might be proposed.

Note 4. Commitments and Contingencies

            Everflow paid a quarterly dividend in April 2004 of $.50 per Unit to Unitholders of record on March 31, 2004. The distribution amounted to approximately $2,891,000.

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

Note 5. Gas Purchase Agreements

            The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2005. The agreement with Dominion provides for fixed pricing with current monthly weighted average pricing provisions ranging from $4.96 to $5.76 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2005. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $4.83 to $6.20 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The following table summarizes the Company's financial position at March 31, 2004 and December 31, 2003:

                                       March 31, 2004     December 31, 2003
                                      ----------------    ----------------
      (Amounts in Thousands)            Amount      %       Amount      %
                                      ----------   ---    ----------   ---
Working capital                       $   11,339    20%   $   12,590    22%
Property and equipment (net)              45,028    80        44,252    78
Other                                        102     -           121     -
                                      ----------   ---    ----------   ---
    Total                             $   56,469   100%   $   56,963   100%
                                      ==========   ===    ==========   ===

Long-term liabilities                 $    1,070     2%        1,035     2%
Deferred income taxes                          -     -             -     -
Partners' equity                          55,399    98        55,928    98
                                      ----------   ---    ----------   ---
    Total                             $   56,469   100%   $   56,963   100%
                                      ==========   ===    ==========   ===

      Working capital surplus of $11.3 million as of March 31, 2004 represented a decrease of $1.3 million from December 31, 2003 due primarily to a decrease in production receivable resulting primarily from timing differences between the periods in the receipt of production revenues.

      The Company had a revolving credit facility with Bank One, N.A. that expired May 31, 2003. The Company had no borrowings in 2003 or 2004 and no principal indebtedness was outstanding as of May 10, 2004. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $2.9 million in April 2004.

      The Company's cash flow from operations before the change in working capital increased $159,000, or 5%, during the three months ended March 31, 2004 as compared to the same period in 2003. Changes in working capital other than cash and cash equivalents increased cash by $1.2 million during the three months ended March 31, 2004.

      Cash flows provided by operating activities was $4.9 million for the three months ended March 31, 2004. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution, respectively.

      Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

      The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2005. The agreement with Dominion provides for fixed pricing with current monthly weighted average pricing provisions ranging from $4.96 to $5.76 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2005. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $4.83 to $6.20 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

      The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2004 and 2003. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                Three Months
                                               Ended March 31,
                                                2004    2003
                                                ----    ----
Revenues:
     Oil and gas sales                           97%     97%
     Well management and operating                3       3
                                                ---     ---
         Total Revenues                         100     100
Expenses:
     Production costs                            16      16
     Well management and operating                1       1
     Depreciation, depletion and amortization    27      27
     Abandonment of oil and gas properties        -       1
     General and administrative                   8       8
     Other expense (income)                      (1)     (1)
     Cumulative effect of accounting change       -      10
                                                ---     ---
         Total Expenses                          51      62
                                                ---     ---
Net income                                       49%     38%
                                                ===     ===

      Revenues for the three months ended March 31, 2004 increased $192,000, or 4%, compared to the same period in 2003. This increase was due to an increase in oil and gas sales during the first three months of 2004, as compared to the same period in 2003.

      Oil and gas sales increased $202,000, or 5%, during the three months ended March 31, 2004 compared to the same period in 2003. Higher natural gas and crude oil prices during the first quarter of 2004 were responsible for this increase compared to this same period in 2003.

      Production costs increased $26,000, or 4%, during the three months ended March 31, 2004 compared to the same period in 2003. An increase in the number of producing properties was responsible for this increase between 2003 and 2004.

      Depreciation, depletion and amortization increased $34,000, or 3%, during the three months ended March 31, 2004 compared to the same period in 2003. The primary reason for the increase in depreciation, depletion and amortization is the result of an increase in oil and gas sales and purchased property and equipment during the first three months of 2004.

      Abandonment of oil and gas properties decreased $15,000, or 60%, during the first three months of 2004 compared to the same period in 2003. A reduction in leasehold abandonments is responsible for this decrease.

      General and administrative expenses increased $12,000, or 3%, during the first quarter of 2004 compared to the first quarter of 2003. The primary reason for this increase is due to higher overhead expenses associated with ongoing administration.

      Net other income increased $2,000 during the three months ended March 31, 2004 compared to the same period in 2003. This increase is the result of an increase in interest income earned on cash and equivalent balances.

      The Company reported net income of $2.4 million, an increase of $611,000, or 35%, during the three months ended March 31, 2004 compared to the same period in 2003 (after reduction for cumulative effect of change in accounting principle of $471,545). The increase in oil and gas sales and the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" in the prior year, was primarily responsible for this increase in net income. Net income represented 49% and 38% of total revenue during the three months ended March 31, 2004 and 2003, respectively.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company's more complex judgments and estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At March 31, 2004, the Company had no long-term debt outstanding.

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

                           Part II. Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 31.1  Certification of Chief Executive Officer

            Exhibit 31.2  Certification of Chief Financial Officer

            Exhibit 32.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

            Exhibit 32.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      (b) No reports on Form 8-K were filed with the Commission during the Company's first quarter.

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

                                 EVERFLOW EASTERN PARTNERS, L.P.

                                 By:  EVERFLOW MANAGEMENT LIMITED, LLC
                                      General Partner

                                 By:  EVERFLOW MANAGEMENT CORPORATION
                                      Managing Member

May 13, 2004                     By:  /s/William A. Siskovic
                                      -----------------------------------
                                      William A. Siskovic

                                      Vice President and Principal Financial and
                                      Accounting Officer
                                      (Duly Authorized Officer)