Form 10-Q
period 2004-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2004-08-06
CIK 868082

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         Commission File Number 0-19279

                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                           34-1659910
       ------------------------------              ---------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

           585 West Main Street
               P.O. Box 629
              Canfield, Ohio                             44406
   --------------------------------------              --------
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

      There were 5,690,874 Units of limited partnership interest of the Registrant as of August 6, 2004. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

        Except as otherwise indicated, the information contained in this
                         Report is as of June 30, 2004.

                         EVERFLOW EASTERN PARTNERS, L.P.

                                      INDEX

                      DESCRIPTION                                                           PAGE NO.
                      -----------                                                           --------
Part I.       Financial Information

              Item 1.      Financial Statements

                           Consolidated Balance Sheets
                                 June 30, 2004 and December 31, 2003                           F-1

                           Consolidated Statements of Income
                                 Three and Six Months Ended June 30, 2004 and 2003             F-3

                           Consolidated Statements of Partners' Equity
                                 Six Months Ended June 30, 2004 and 2003                       F-4

                           Consolidated Statements of Cash Flows
                                 Six Months Ended June 30, 2004 and 2003                       F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2004 and December 31, 2003

                                                             June 30,         December 31,
                                                               2004              2003
                                                           (Unaudited)         (Audited)
                                                           -----------         ---------
           ASSETS
CURRENT ASSETS
   Cash and equivalents                                    $  9,331,572       $  9,598,801
   Accounts receivable:
     Production                                               3,570,461          3,976,909
     Officers and employees                                      40,750             40,666
     Joint venture partners                                      36,964             59,982
   Other                                                         65,414             87,881
                                                           ------------       ------------
     Total current assets                                    13,045,161         13,764,239

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                                     125,760,172        122,422,677
   Pipeline and support equipment                               561,174            498,179
   Corporate and other                                        1,782,152          1,708,140
                                                           ------------       ------------
                                                            128,103,498        124,628,996

   Less accumulated depreciation, depletion,
     amortization and write down                            (82,628,122)       (80,377,333)
                                                           ------------       ------------

OTHER ASSETS                                                    122,546            120,676
                                                           ------------       ------------
                                                           $ 58,643,083       $ 58,136,578
                                                           ============       ============

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 2004 and December 31, 2003

                                                             June 30,         December 31,
                                                               2004               2003
                                                           (Unaudited)         (Audited)
                                                           -----------         ---------
           LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                        $    969,375       $    721,728
   Accrued expenses                                             251,283            452,169
                                                           ------------       ------------
       Total current liabilities                              1,220,658          1,173,897

ASSET RETIREMENT OBLIGATIONS                                  1,105,685          1,034,685

COMMITMENTS AND CONTINGENCIES                                         -                  -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 5,690,874 and
       5,714,739 Units, respectively                         55,660,478         55,278,954

GENERAL PARTNER'S EQUITY                                        656,262            649,042
                                                           ------------       ------------
       Total partners' equity                                56,316,740         55,927,996
                                                           ------------       ------------
                                                           $ 58,643,083       $ 58,136,578
                                                           ============       ============

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

                Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                                                                        2003
                                                    2004              2003             2004           Restated
                                                    ----              ----             ----           --------
REVENUES
   Oil and gas sales                             $ 6,118,508      $ 4,560,696       $10,765,377      $ 9,005,234
   Well management and operating                     134,497          135,938           266,677          277,480
   Other                                                  57              199               157              850
                                                 -----------      -----------       -----------      -----------
                                                   6,253,062        4,696,833        11,032,211        9,283,564
DIRECT COST OF REVENUES
   Production costs                                  710,319          629,887         1,447,069        1,340,990
   Well management and operating                      71,122           62,651           124,687          117,891
   Depreciation, depletion and amortization        1,010,876        1,071,438         2,270,940        2,297,464
   Abandonment of oil and gas properties              10,000           25,000            20,000           50,000
                                                 -----------      -----------       -----------      -----------
       Total direct cost of revenues               1,802,317        1,788,976         3,862,696        3,806,345

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           368,654          307,250           752,427          679,058
                                                 -----------      -----------       -----------      -----------
       Total cost of revenues                      2,170,971        2,096,226         4,615,123        4,485,403
                                                 -----------      -----------       -----------      -----------

INCOME FROM OPERATIONS                             4,082,091        2,600,607         6,417,088        4,798,161

OTHER INCOME
   Interest                                           23,649           25,536            50,374           50,522
                                                 -----------      -----------       -----------      -----------

INCOME BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING
   PRINCIPLE                                       4,105,740        2,626,143         6,467,462        4,848,683

INCOME TAXES                                               -                -                 -                -
                                                 -----------      -----------       -----------      -----------
INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                            4,105,740        2,626,143         6,467,462        4,848,683

CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                 -                -                 -          471,545
                                                 -----------      -----------       -----------      -----------
NET INCOME                                       $ 4,105,740      $ 2,626,143       $ 6,467,462      $ 4,377,138
                                                 ===========      ===========       ===========      ===========
Allocation of Partnership Net Income
   Limited Partners                              $ 4,058,093      $ 2,595,845       $ 6,392,407      $ 4,326,639
   General Partner                                    47,647           30,298            75,055           50,499
                                                 -----------      -----------       -----------      -----------
                                                 $ 4,105,740      $ 2,626,143       $ 6,467,462      $ 4,377,138
                                                 ===========      ===========       ===========      ===========
Net income per unit:
   Before cumulative effect of change
     in accounting principle                     $       .71      $       .45       $      1.12      $       .83
   Cumulative effect of change in
     accounting principle                                  -                -                 -             (.08)
                                                 -----------      -----------       -----------      -----------

Net income per unit                              $       .71      $       .45       $      1.12      $       .75
                                                 ===========      ===========       ===========      ===========

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                               2003
                                                               2004          Restated
                                                               ----          --------
PARTNERS' EQUITY - JANUARY 1                               $55,927,996      $51,508,256

   Net income                                                6,467,462        4,377,138

   Cash distributions ($1.00 per Unit in 2004 and
       $.50 per Unit in 2003)                               (5,781,837)      (2,907,935)

   Repurchase Right - Units tendered                          (296,881)        (287,247)
                                                           -----------      -----------

PARTNERS' EQUITY - JUNE 30                                 $56,316,740      $52,690,212
                                                           ===========      ===========

            See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                              2003
                                                                           2004             Restated
                                                                           ----             --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $6,467,462         $4,377,138
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                          2,301,789          2,320,112
       Abandonment and write down of
         oil and gas properties                                             20,000             50,000
       Cumulative effect of change in accounting principle                       -            471,545
       Changes in assets and liabilities:
         Accounts receivable                                               429,466          1,183,340
         Other current assets                                               22,467             10,436
         Other assets                                                       (1,870)           (20,000)
         Accounts payable                                                  (49,234)           (63,074)
         Accrued expenses                                                 (200,886)          (148,971)
                                                                        ----------         ----------
           Total adjustments                                             2,521,732          3,803,388
                                                                        ----------         ----------
              Net cash provided by operating activities                  8,989,194          8,180,526

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers and
     employees                                                              65,164            146,804
   Advances disbursed to officers and employees                            (65,248)          (136,915)
   Purchase of property and equipment                                   (3,474,502)        (2,337,920)
                                                                        ----------         ----------
           Net cash used by investing activities                        (3,474,586)        (2,328,031)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                        (5,781,837)         2,907,935)
                                                                        ----------         ----------
           Net cash used by financing activities                        (5,781,837)        (2,907,935)
                                                                        ----------         ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           (267,229)         2,944,560
                                                                        ----------         ----------
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                                                                9,598,801          4,689,831
                                                                        ----------         ----------
CASH AND EQUIVALENTS AT END OF
  SECOND QUARTER                                                        $9,331,572         $7,634,391
                                                                        ==========         ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:

     Interest                                                           $        -         $        -
     Income taxes                                                           40,000             20,000

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

            The schedule below is a reconciliation of the Company's liability for the six months ended June 30, 2003 and 2004:

                                      Asset Retirement Obligations
                                       Six Months Ended June 30,
                                       -------------------------
                                         2003            2004
                                         ----            ----
Beginning of period                   $        -      $1,134,685
Upon adoption                            942,419               -
Liabilities incurred                      24,000          20,000
Liabilities settled                            -               -
Accretion                                 47,000          51,000
                                      ----------      ----------
Total ($100,000 current)              $1,013,419      $1,205,685
                                      ==========      ==========

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

            Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,714,739 for the three and six months ended June 30, 2004 and 5,748,773 for the three and six months ended June 30, 2003.

      F. New Accounting Standard - In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN 46R requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation is required in financial statements for periods ending after March 15, 2004 for those companies that have yet to adopt the provisions of FIN 46. The Company currently has no contractual relationship or other business relationship with a variable interest entity.

            The adoption of the new standard did not materially affect the Company's financial position or results of operations.

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

                                   (CONTINUED)

Note 3. Partners' Equity (Continued)

            oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2003 calculation, is $12.44 per Unit, net of the distributions ($1.00 per Unit in total) made in January and April 2004. The repurchase of Units of $296,881 was accrued at June 30, 2004 and will be paid in July 2004.

            Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

          Calculated                                                      Units
           Price for         Less                         # of         Outstanding
          Repurchase        Interim          Net          Units         Following
Year        Right        Distributions   Price Paid    Repurchased     Repurchase
----        -----        -------------   ----------    -----------     ----------
2000         $ 6.73          $ .625        $  6.11        206,531       5,888,662
2001         $10.35          $ .625        $  9.73        117,488       5,771,174
2002         $ 6.16          $ .500        $  5.66         22,401       5,748,773
2003         $ 8.94          $ .500        $  8.44         34,034       5,714,739
2004         $13.44          $1.000        $ 12.44         23,865       5,690,874

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

Note 4. Commitments and Contingencies

            Everflow paid a quarterly dividend in July 2004 of $.75 per Unit to Unitholders of record on June 30, 2004. The distribution amounted to approximately $4,300,000.

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

Note 5. Gas Purchase Agreements

            The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2005. The agreement with Dominion provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.00 to $5.76 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2005. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $4.83 to $6.20 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The following table summarizes the Company's financial position at June 30, 2004 and December 31, 2003:

                                               June 30, 2004            December 31, 2003
                                               -------------            -----------------
        (Amounts in Thousands)                 Amount         %          Amount         %
                                               ------         -          ------         -
Working capital                             $    11,825       21%      $   12,590       22%
Property and equipment (net)                     45,475       79           44,252       78
Other                                               123        -              121        -
                                            -----------      ---       ----------      ---
    Total                                   $    57,423      100%      $   56,963      100%
                                            ===========      ===       ==========      ===
Long-term liabilities                       $     1,106        2%      $    1,035        2%
Partners' equity                                 56,317       98%          55,928       98
                                            -----------      ---       ----------      ---
     Total                                  $    57,423      100%      $   56,963      100%
                                            ===========      ===       ==========      ===

      Working capital surplus of $11.8 million as of June 30, 2004 represented a decrease of approximately $765,000 from December 31, 2003 due primarily to a decrease in cash and equivalents and production receivable. These decreases were partially offset by an increase in accounts payable. The decreases in production receivable resulted primarily from timing differences between the periods in the receipt of production revenues.

      The Company had a revolving credit facility with Bank One, N.A. that expired May 31, 2003. The Company had no borrowings in 2003 or 2004 and no principal indebtedness was outstanding as of August 6, 2004. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $4.3 million in July 2004.

      The Company's cash flow from operations before the change in working capital increased $1.6 million, or 22%, during the six months ended June 30, 2004 as compared to the same period in 2003. Changes in working capital other than cash and equivalents increased cash by $200,000 during the six months ended June 30, 2004 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.

      Cash flows provided by operating activities was $9.0 million for the six months ended June 30, 2004. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions, respectively.

      Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

      The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2005. The agreement with Dominion provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.00 to $5.76 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2005. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $4.83 to $6.20 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

      The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2004 and 2003. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                                      Three Months     Six Months
                                                                     Ended June 30,  Ended June 30,
                                                                     --------------  --------------
                                                                                               2003
                                                                      2004    2003    2004   Restated
                                                                      ----    ----    ----     ----
Revenues:
     Oil and gas sales                                                  98%     97%     98%     97%
     Well management and operating                                       2       3       2       3
                                                                      ----    ----    ----     ----
         Total Revenues                                                100%    100%    100%    100%
Expenses:
     Production costs                                                   11%     13%     13%     15%
     Well management and operating                                       1       1       1       1
     Depreciation, depletion and amortization                           16      23      21      25
     Abandonment and write down of
         oil and gas properties                                          -       1       -       1
     General and administrative                                          6       7       7       7
     Other                                                               -      (1)     (1)     (1)
     Cumulative effect of accounting change                              -       -       -       5
                                                                      ----    ----    ----     ----
         Total Expenses                                                 34      44      41      53
                                                                      ====    ====    ====     ====
Net income                                                              66%     56%     59%     47%
                                                                      ====    ====    ====     ====

      Revenues for the three and six months ended June 30, 2004 increased $1.6 million and $1.7 million, respectively, compared to the same periods in 2003. These increases were due primarily to an increase in oil and gas sales during the three and six months ended June 30, 2004 compared to the same periods in 2003.

      Oil and gas sales increased $1.6 million, or 34%, during the three months ended June 30, 2004 compared to the same period in 2003. Oil and gas sales increased $1.8 million, or 20%, during the six months ended June 30, 2004 compared to the same six month period in 2003. These increases are the result of higher natural gas and crude oil prices during the three and six months ended June 30, 2004 compared to the same periods in 2003. Production volumes decreased slightly during the three and six months ended June 30, 2004 compared to the same periods in 2003.

      Production costs increased $80,000, or 13%, during the three months ended June 30, 2004 and increased $106,000, or 8%, during the six months ended June 30, 2004 compared to the same periods in 2003. The increases are the result of higher operating costs during the three and six months ended June 30, 2004 compared to the same periods in 2003.

      Depreciation, depletion and amortization expenses decreased $61,000, or 6%, and $27,000, or 1%, during the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. The primary reason for these decreases is the result of decreases in production volumes during the three and six months ended June 30, 2004 compared to the same periods in 2003. These decreases in depreciation, depletion and amortization are also the result of increases in oil and gas reserve estimates which have been impacted by higher natural gas and oil prices.

      Abandonment and write down of oil and gas properties decreased $15,000 and $30,000 during three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. A reduction in leasehold abandonments is primarily responsible for these decreases.

      General and administrative expenses increased $61,000, or 20%, and $73,000, or 11%, during the three and six months ended June 30, 2004, respectively, compared with the same periods in 2003. The primary reason for these increases is due to higher overhead expenses associated with ongoing administration.

      Net other income decreased $2,000 and $148 during the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. These decreases are the result of decreases in interest income earned on cash and equivalent balances.

      The Company reported net income of $4.1 million, an increase of $1.5 million, or 56%, during the three months ended June 30, 2004 compared to the same period in 2003. The Company reported net income of $6.5 million, an increase of $2.1 million, or 48%, during the six months ended June 30, 2004 compared to the same period in 2003 (after reduction for cumulative effect of change in accounting principle of $471,545). The increases in oil and gas sales were primarily responsible for these increases in net income. Net income represented 66% and 56% of total revenues during the three months ended June 30, 2004 and 2003, respectively. Net income represented 59% and 47% of total revenues during the six months ended June 30, 2004 and 2003, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At June 30, 2004, the Company had no long-term debt outstanding.

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

                                      EVERFLOW EASTERN PARTNERS, L.P.

                                      By: EVERFLOW MANAGEMENT LIMITED, LLC,
                                          General Partner

                                      By: EVERFLOW MANAGEMENT CORPORATION
                                          Managing Member

                                      By: /s/William A. Siskovic
                                          --------------------------------------
August 6, 2004                            William A. Siskovic
                                          Vice President and
                                          Principal Financial Accounting Officer
                                          (Duly Authorized Officer)