Form 10-Q
period 2004-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2004-11-15
CIK 868082

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM        TO              .
                                          -------   -------------
                         Commission File Number 0-19279

                         EVERFLOW EASTERN PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                   34-1659910
       --------------------------------                ---------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

            585 West Main Street
                P.O. Box 629
               Canfield, Ohio                                   44406
       ----------------------------------------           -----------------
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

      There were 5,690,874 Units of limited partnership interest of the Registrant as of November 15, 2004. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

            Except as otherwise indicated, the information contained in this
                          Report is as of September 30, 2004.

                        EVERFLOW EASTERN PARTNERS, L.P.

                                     INDEX

          DESCRIPTION                                                   PAGE NO.
          -----------                                                   --------

Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                         September 30, 2004 and December 31, 2003           F-1

                   Consolidated Statements of Income
                         Three and Nine Months Ended
                              September 30, 2004 and 2003                   F-3

                   Consolidated Statements of Partners' Equity
                         Nine Months Ended September 30, 2004 and 2003      F-4

                   Consolidated Statements of Cash Flows
                         Nine Months Ended September 30, 2004 and 2003      F-5

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

                         EVERFLOW EASTERN PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 2004 and December 31, 2003

                                                                       September 30,         December 31,
                                                                           2004                  2003
                    ASSETS                                              (Unaudited)            (Audited)
                                                                       -------------         ------------
CURRENT ASSETS
   Cash and equivalents                                                $ 9,254,419           $ 9,598,801
   Accounts receivable:
     Production                                                          3,593,621             3,976,909
     Officers and employees                                                 12,542                40,666
     Joint venture partners                                                 95,393                59,982
   Other                                                                    51,744                87,881
                                                                       -----------           -----------
     Total current assets                                               13,007,719            13,764,239

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts
     accounting method)                                                126,826,739           122,422,677
   Pipeline and support equipment                                          635,022               498,179
   Corporate and other                                                   1,784,747             1,708,140
                                                                       -----------           -----------
                                                                       129,246,508           124,628,996

Less accumulated depreciation, depletion,
     amortization and write down                                        83,976,951            80,377,333
                                                                       -----------           -----------
                                                                        45,269,557            44,251,663

OTHER ASSETS                                                               112,546               120,676
                                                                       -----------           -----------
                                                                       $58,389,822           $58,136,578
                                                                       ===========           ===========

             See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P

                           CONSOLIDATED BALANCE SHEETS

                    September 30, 2004 and December 31, 2003

                                                                        September 30,         December 31,
                                                                            2004                 2003
LIABILITIES AND PARTNERS' EQUITY                                         (Unaudited)           (Audited)
--------------------------------------------------------                ------------         -------------
CURRENT LIABILITIES
   Accounts payable                                                     $    674,554         $     721,728
   Accrued expenses                                                          376,271               452,169
                                                                        ------------         -------------
     Total current liabilities                                             1,050,825             1,173,897

ASSET RETIREMENT OBLIGATIONS                                               1,143,685             1,034,685

COMMITMENTS AND CONTINGENCIES                                                      -                     -

LIMITED PARTNERS' EQUITY, SUBJECT TO
   REPURCHASE RIGHT
     Authorized - 8,000,000 Units
     Issued and outstanding - 5,690,874 and
        5,714,739 Units, respectively                                     55,543,168            55,278,954

GENERAL PARTNER'S EQUITY                                                     652,144               649,042
                                                                        ------------         -------------
         Total partners' equity                                           56,195,312            55,927,996
                                                                        ------------         -------------
                                                                        $ 58,389,822         $  58,136,578
                                                                        ============         =============

             See notes to unaudited consolidated financial statements.

]
                         EVERFLOW EASTERN PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME

             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                -----------------------------     -----------------------------
                                                                                                       2003
                                                    2004             2003             2004           Restated
                                                ------------     ------------     ------------     ------------
REVENUES
   Oil and gas sales                            $  6,677,882     $  5,987,278     $ 17,443,259     $ 14,992,512
   Well management and operating                     133,714          139,978          400,391          417,458
     Other                                               547              661              704            1,511
                                                ------------     ------------     ------------     ------------
                                                   6,812,143        6,127,917       17,844,354       15,411,481

DIRECT COST OF REVENUES
   Production costs                                  861,833          880,466        2,308,902        2,221,456
   Well management and operating                      57,440           55,814          182,127          173,705
   Depreciation, depletion and amortization        1,369,381        1,410,373        3,640,321        3,707,837
   Abandonment of oil and gas properties              10,000           25,000           30,000           75,000
                                                ------------     ------------     ------------     ------------
        Total direct cost of revenues              2,298,654        2,371,653        6,161,350        6,177,998

GENERAL AND ADMINISTRATIVE
   EXPENSE                                           310,712          303,398        1,063,139          982,456
                                                ------------     ------------     ------------     ------------
        Total cost of revenues                     2,609,366        2,675,051        7,224,489        7,160,454
                                                ------------     ------------     ------------     ------------
INCOME FROM OPERATIONS                             4,202,777        3,452,866       10,619,865        8,251,027

OTHER INCOME
   Interest                                           24,274           24,710           74,648           75,232
   Gain on sale of property and equipment                  -           49,714                -           49,714
                                                ------------     ------------     ------------     ------------
                                                      24,274           74,424           74,648          124,946
                                                ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES
   AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING
   PRINCIPLE                                       4,227,051        3,527,290       10,694,513        8,375,973
INCOME TAXES                                          30,000           65,000           30,000           65,000
                                                ------------     ------------     ------------     ------------
INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                            4,197,051        3,462,290       10,664,513        8,310,973

CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                 -                -                -          471,545
                                                ------------     ------------     ------------     ------------
NET INCOME                                      $  4,197,051     $  3,462,290     $ 10,664,513     $  7,839,428
                                                ============     ============     ============     ============
Allocation of Partnership Net Income
   Limited Partners                             $  4,148,143     $  3,422,110     $ 10,540,550     $  7,748,749
   General Partner                                    48,908           40,180          123,963           90,679
                                                ------------     ------------     ------------     ------------
                                                $  4,197,051     $  3,462,290     $ 10,664,513     $  7,839,428
                                                ============     ============     ============     ============
Net income per unit:
   Before cumulative effect of change
     in accounting principle                    $       0.73     $       0.60     $       1.85     $       1.43
   Cumulative effect of change in
     accounting principle                                  -                -                -            (0.08)
                                                ------------     ------------     ------------     ------------
Net Income per unit                             $       0.73     $       0.60     $       1.85     $       1.35
                                                ============     ============     ============     ============

             See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                       2003
                                                               2004                  Restated
                                                           ------------           -------------
PARTNERS' EQUITY - JANUARY 1                               $ 55,927,996           $ 51,508,256

   Net income                                                10,664,513              7,839,428
   Cash distributions ($1.75 per Unit in 2004 and
     $1.00 per Unit in 2003)                                (10,100,316)            (5,798,854)

   Repurchase Right - Units tendered                           (296,881)              (287,247)
                                                           ------------           ------------

PARTNERS' EQUITY - SEPTEMBER 30                            $ 56,195,312           $ 53,261,583
                                                           ============           ============

             See notes to unaudited consolidated financial statements.

                         EVERFLOW EASTERN PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                                              2003
                                                                                      2004                  Restated
                                                                                  ------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $ 10,664,513           $  7,839,428
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, depletion and amortization                                     3,678,618              3,742,058
        Abandonment and write down of oil and gas properties                            30,000                 75,000
        Gain on sale of property and equipment                                               -                (49,714)
        Cumulative effect of change in accounting principle                                  -                471,545
        Changes in assets and liabilities:
          Accounts receivable                                                          347,877              1,068,615
          Other current assets                                                          36,137                 10,436
          Other assets                                                                   8,130                 25,000
          Accounts payable                                                             (47,174)               (71,580)
          Accrued expenses                                                             (75,898)              (103,917)
                                                                                  ------------           ------------
             Total adjustments                                                       3,977,690              5,167,443
                                                                                  ------------           ------------
               Net cash provided by operating activities                            14,642,203             13,006,871

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from officers
     and employees                                                                     102,042                222,068
   Advances disbursed to officers and employees                                        (73,918)              (194,083)
   Purchase of property and equipment                                               (4,617,512)            (3,427,560)
   Proceeds on sale of property and equipment and other assets                               -                 56,793
                                                                                  ------------           ------------
               Net cash used by investing activities                                (4,589,388)            (3,342,782)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                                                   (10,100,316)            (5,798,854)
   Repurchase of units                                                                (296,881)              (287,247)
                                                                                  ------------           ------------
               Net cash used by financing activities                               (10,397,197)            (6,086,101)
                                                                                  ------------           ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       (344,382)             3,577,988

CASH AND EQUIVALENTS AT BEGINNING
   OF YEAR                                                                           9,598,801              4,689,831
                                                                                  ------------           ------------

CASH AND EQUIVALENTS AT END OF
   THIRD QUARTER                                                                  $  9,254,419           $  8,267,819
                                                                                  ============           ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                                     $          -                      -
     Income taxes                                                                       60,000                 40,000

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

                  The schedule below is a reconciliation of the Company's liability for the nine months ended September 30, 2003 and 2004:

                          Asset Retirement Obligations
                         Nine Months Ended September 30,
                         -------------------------------
                                2003          2004
                                ----          ----
Beginning of period          $        -     $1,134,685
Upon adoption                   942,419              -
Liabilities incurred             50,000         30,000
Liabilities settled                   -              -
Accretion                        70,000         79,000
                             ----------     ----------
Total ($100,000 current)     $1,062,419     $1,243,685
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

                  Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,690,874 and 5,706,784 for the three and nine months ended September 30, 2004, respectively, and 5,714,739 and 5,737,428 for the three and nine months ended September 30, 2003, respectively.

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

            Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

          Calculated                                                                     Units
           Price for             Less                                  # of           Outstanding
          Repurchase           Interim             Net                Units            Following
Year         Right           Distributions      Price Paid         Repurchased         Repurchase
----         -----           -------------      -----------        -----------         -----------
2000     $         6.73     $         .625     $         6.11            206,531          5,888,662
2001     $        10.35     $         .625     $         9.73            117,488          5,771,174
2002     $         6.16     $         .500     $         5.66             22,401          5,748,773
2003     $         8.94     $         .500     $         8.44             34,034          5,714,739
2004     $        13.44     $        1.000     $        12.44             23,865          5,690,874

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

Note 4.     Commitments and Contingencies

            Everflow paid a quarterly dividend in October 2004 of $.50 per Unit to unitholders of record on September 30, 2004. The distribution amounted to approximately $2,900,000.

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

Note 5.     Gas Purchase Agreements

            The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2006. The agreement with Dominion provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.64 to $7.65 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2006. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.72 to $7.83 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

                          Part I: Financial Information

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The following table summarizes the Company's financial position at September 30, 2004 and December 31, 2003: September 30, 2004 December 31, 2003

                                  September 30, 2004     December 31, 2003
                                  ------------------     -----------------
    (Amounts in Thousands)         Amount         %      Amount         %
    ----------------------         ------        ---     ------        ---
Working capital                    $11,957        21%    $12,590        22%
Property and equipment (net)        45,269        79      44,252        78
Other                                  113         -         121         -
                                   -------       ---     -------       ---
    Total                          $57,339       100%    $56,963       100%
                                   =======       ===     =======       ===

Long-term liabilities              $ 1,144         2%    $ 1,035         2%
Partners' equity                    56,195        98      55,928        98
                                   -------       ---     -------       ---
     Total                         $57,339       100%    $56,963       100%
                                   =======       ===     =======       ===

      Working capital of $12.0 million as of September 30, 2004 represented a decrease of approximately $633,000 from December 31, 2003 due primarily to a decrease in cash and equivalents and production receivable. This decrease was partially offset by decreases in accounts payable and accrued expenses.

      The Company had a revolving credit facility with Bank One, N.A. that expired May 31, 2003. The Company had no borrowings in 2003 or 2004 and no principal indebtedness was outstanding as of November 10, 2004. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $2.9 million in October 2004.

      The Company's cash flow from operations before the change in working capital increased $2.3 million, or 19%, during the nine months ended September 30, 2004 as compared to the same period in 2003. Changes in working capital other than cash and equivalents increased cash by $269,000 during the nine months ended September 30, 2004 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.

      Cash flows provided by operating activities was $14.6 million for the nine months ended September 30, 2004. Cash was primarily used to purchase property and equipment, repurchase Units and pay quarterly distributions.

      Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the repurchase right and the payment of quarterly distributions.

      The Company executed an agreement that replaced certain other agreements with Dominion Field Services, Inc. and its affiliates ("Dominion") (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2006. The agreement with Dominion provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.64 to $7.65 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. ("IGS"), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2006. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.72 to $7.83 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

RESULTS OF OPERATIONS

      The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2004 and 2003. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                                         Three Months        Nine Months
                                                      Ended September 30,  Ended September 30,
                                                      -------------------  -------------------
                                                                                    2003
                                                          2004     2003     2004   Restated
                                                          ----     ----     ----   --------
Revenues:
      Oil and gas sales                                      98%      98%      98%      97%
      Well management and operating                           2        2        2        3
      Other                                                   -        -        -        -
                                                            ---      ---      ---      ---
            Total Revenues                                  100      100      100      100
Expenses:
      Production costs                                       13       14       13       15
      Well management and operating                           1        1        1        1
      Depreciation, depletion and amortization               20       23       20       24
      Abandonment and write down
         of oil and gas properties                            -        -        -        -
      General and administrative                              5        5        6        6
      Cumulative effect of accounting change                  -        -        -        3
                                                            ---      ---      ---      ---
            Total Expenses                                   39       43       40       49
                                                            ===      ===      ===      ===
Net Income                                                   61%      57%      60%      51%
                                                            ===      ===      ===      ===

      Revenues for the three and nine months ended September 30, 2004 increased $684,000 and $2.4 million, respectively, compared to the same periods in 2003. These increases were due primarily to increases in oil and gas sales during the three and nine months ended September 30, 2004 compared to the same periods in 2003.

      Oil and gas sales increased $691,000, or 12%, during the three months ended September 30, 2004 compared to the same period in 2003. Oil and gas sales increased $2.5 million, or 16%, during the nine months ended September 30, 2004 compared to the same period in 2003. These increases are the result of higher natural gas and crude oil prices during the three and nine months ended September 30, 2004 compared to the same periods in 2003.

      Production costs decreased $19,000, or 2%, during the three months ended September 30, 2004 compared to the same period in 2003. Production costs increased $87,000, or 4%, during the nine months ended September 30, 2004 compared to the same period in 2003. The increase is the result of higher operating costs during the nine months ended September 30, 2004.

      Depreciation, depletion and amortization decreased $41,000, or 3%, during the three months ended September 30, 2004 compared to the same period in 2003. Depreciation, depletion and amortization decreased $68,000, or 2%, during the nine months ended

September 30, 2004 compared to the same period in 2003. The primary reason for these decreases is the result of increases in oil and gas reserve estimates which have been impacted by higher natural gas and oil prices.

      General and administrative expenses increased $7,000, or 2%, during the three months ended September 30, 2004 compared with the same period in 2003. General and administrative expenses increased $81,000, or 8%, during the nine months ended September 30, 2004 compared to the same period in 2003. The primary reasons for these increases is due to higher overhead expenses associated with ongoing administration.

      Net other income decreased $50,000 during the three and nine months ended September 30, 2004 compared to the same period in 2003. These decreases are the result of the gain on sale of an oil and gas property in 2003.

      The Company reported net income of $4.2 million, an increase of $735,000, or 21%, during the three months ended September 30, 2004 compared to the same period in 2003. The Company reported net income of $10.7 million, an increase of $2.8 million, or 36%, during the nine months ended September 30, 2004 compared to the same period in 2003. The primary reason for the increases in net income was increased oil and gas sales during the three and nine months ended September 30, 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates since it, at times, funds its operations through long-term and short-term borrowings. The Company's primary interest rate risk exposure results from floating rate debt with respect to the Company's revolving credit. At September 30, 2004, the Company had no long-term debt outstanding.

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

                                     EVERFLOW EASTERN PARTNERS, L.P.

                                     By: EVERFLOW MANAGEMENT LIMITED, LLC,
                                         General Partner

                                     By: EVERFLOW MANAGEMENT CORPORATION
                                         Managing Member

                                     By: /s/ William A. Siskovic
                                         -------------------------------------
November 15, 2004                        William A. Siskovic
                                         Vice President and
                                         Principal Financial Accounting Officer
                                         (Duly Authorized Officer)