Form 10-K
period 2004-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2005-03-24
CIK 868082

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
           -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes       No   X
                                         -----    -----

     There were 4,424,104 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 2005. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

           Except as otherwise indicated, the information contained in this Report is as of December 31, 2004.

================================================================================

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

          Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 91% of the estimated total future cash inflows related to the Company's oil and gas reserves as of December 31, 2004 are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

          The Company's operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of 324 (net) wells. The Company serves as the operator of approximately 75% of the gross wells and 85% of the net wells which comprise the Company's properties.

          The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may from time to time sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

          Business Plan. The Company continually evaluates whether the Company can develop oil and gas properties at historical levels given the current costs of drilling and development activities, the current prices of oil and gas, and the Company's experience with regard to finding oil and gas in commercially productive quantities. With the exception of 2004 when activity was higher than recent years, the Company has decreased its level of activity in the development of oil and gas properties compared with historical levels. Management of the Company has from time to time explored and evaluated the possible sale of the Company. The Company intends to continue to evaluate this and other alternatives to maximize value for its Unitholders. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

          Acquisition of Prospects. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. EEI's current leasehold inventory consists of approximately 12 prospects in various stages of maturity representing approximately 360 net acres under lease.

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

          The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI have had no borrowings during 2004 and no principal indebtedness was outstanding as of March 20, 2005. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

          The Company has a substantial amount of oil and gas reserves. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company's Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 2004, which aggregate $119,089,000 (Standardized Measure of Discounted Future Net Cash Flows) with no bank debt outstanding as of December 31, 2004.

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

          The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $53.50 in March 2005. As of March 20, 2005, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $53.50 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries ("OPEC") and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company's revenues from oil production will be reduced accordingly.

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

          The Company's last remaining East Ohio Contract terminated during 2001 and was replaced by a short-term contracts, which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with Dominion follows:

           Jan        Feb        Mar        Apr        May        Jun
          2005       2005       2005       2005       2005       2005
        --------   --------   --------   --------   --------   --------
MCF      170,000    170,000    170,000    150,000    150,000    230,000
Price   $   5.74   $   5.74   $   5.74   $   5.87   $   5.87   $   6.29

           Jul        Aug        Sep        Oct        Nov        Dec
          2005       2005       2005       2005       2005       2005
        --------   --------   --------   --------   --------   --------
MCF      150,000    150,000    150,000    150,000    160,000    120,000
Price   $   5.87   $   5.87   $   5.87   $   5.87   $   7.52   $   7.56

           Jan        Feb        Mar       Apr       May        Jun
          2006       2006       2006       2006      2006      2006
        --------   --------   --------   -------   -------   --------
MCF      120,000    120,000    120,000    70,000    70,000    110,000
Price   $   7.56   $   7.56   $   7.56   $  7.24   $  7.24   $   7.04

          Jul       Aug       Sep       Oct
          2006      2006      2006      2006
        -------   -------   -------   -------
MCF      70,000    70,000    70,000    70,000
Price   $  7.24   $  7.24   $  7.24   $  7.24

          The Company also has a short-term contract with Interstate Gas Supply, Inc. ("IGS"), which obligate IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with IGS follows:

          Jan       Feb       Mar       Apr       May        Jun
          2005      2005      2005      2005      2005      2005
        -------   -------   -------   -------   -------   --------
MCF      90,000    90,000    90,000    70,000    70,000    110,000
Price   $  6.14   $  6.14   $  6.14   $  5.86   $  5.86   $   6.23

          Jul       Aug       Sep       Oct       Nov       Dec
          2005      2005      2005      2005      2005      2005
        -------   -------   -------   -------   -------   -------
MCF      70,000    70,000    70,000    70,000    90,000    70,000
Price   $  5.86   $  5.86   $  5.86   $  5.86   $  7.69   $  7.70

          Jan       Feb       Mar       Apr       May       Jun
          2006      2006      2006      2006      2006      2006
        -------   -------   -------   -------   -------   -------
MCF      70,000    70,000    70,000    40,000    40,000    60,000
Price   $  7.70   $  7.70   $  7.70   $  7.31   $  7.31   $  7.08

          Jul       Aug       Sep       Oct
          2006      2006      2006      2006
        -------   -------   -------   -------
MCF      40,000    40,000    40,000    40,000
Price   $  7.31   $  7.31   $  7.31   $  7.31

          As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. Natural gas sold under these contracts in excess of the locked in prices are sold at the month's closing price plus basis adjustments, as per the contracts. As of December 31, 2004, natural gas purchased by Dominion covers production from approximately 490 gross wells, while natural gas purchased by IGS covers production from approximately 220 gross wells. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices."

          For the year ended December 31, 2004, with the exception of Dominion and IGS, which accounted for approximately 52% and 23%, respectively, of the Company's natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company's gas sales. The Company expects that Dominion and IGS will be the only material natural gas customers for 2005.

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

Competition

          The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from major and independent oil companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many of the Company's competitors have financial resources, personnel and facilities substantially greater than those of the Company.

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

          As a result of the NGPA and the Decontrol Act, the Company's gas production is no longer subject to price regulation. Gas which has been removed from price regulation is subject only to that price contractually agreed upon between the producer and purchaser. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings originally prescribed by the NGPA. FERC has proposed and enacted several rules or orders concerning transportation and marketing of natural gas. In 1992, the FERC finalized Order 636, a rule pertaining to the restructuring of interstate pipeline services. This rule requires interstate pipelines to unbundle transportation and sales services by separately pricing the various components of their services, such as supply, gathering, transportation and sales. These pipeline companies are required to provide customers only the specific service desired without regard to the source for the purchase of the gas. Although the Partnership is not an interstate pipeline, it is likely that this regulation may indirectly impact the Partnership by increasing competition in the marketing of natural gas, possibly resulting in an erosion of the premium price historically available for Appalachian natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted.

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

Employees

          As of March 20, 2005, the Company had fifteen full-time and three part-time employees. These employees primarily are engaged in the following areas of business operations: two in land and lease acquisition, five in field operations, five in accounting, and six in administration.

Item 2. Properties.

          Set forth below is certain information regarding the oil and gas properties of the Company which are located in the Appalachian Basin of Ohio and Western Pennsylvania.

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

          Proved Reserves.(1) The following table reflects the estimates of the Company's Proved Reserves which are based on the Company's report as of December 31, 2004.

                               Oil (BBLS)    Gas (MCF)
                               ----------   ----------
          Proved Developed       782,000    49,350,000
          Proved Undeveloped          --            --
                                 -------    ----------
          Total                  782,000    49,350,000
                                 =======    ==========

          ----------
          (1) The Company has not determined proved reserves associated with its proved undeveloped acreage which are not deemed significant at December 31, 2004. A reconciliation of the Company's proved reserves is included in the Notes to the Financial Statements.

          Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2004, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

                                                                (Thousands)
                                                                -----------
          Future cash inflows from sales of oil and gas           $352,486
          Future production and development costs                  105,807
          Future asset retirement obligations, net of salvage        3,509
          Future income tax expense                                  5,133
                                                                  --------
          Future net cash flows                                    238,037
          Effect of discounting future net cash flows
             at 10% per annum                                      118,948
                                                                  --------
          Standardized measure of discounted future
             net cash flows                                       $119,089
                                                                  ========

          ----------
          (1) See the Notes to the Financial Statements for additional information.

          Production. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

                                     Average
             Production            Sales Price
       ----------------------   -----------------    Average Lifting Cost
       Oil (BBLS)   Gas (MCF)   per BBL   per MCF   per Equivalent MCF(1)
       ----------   ---------   -------   -------   ---------------------
2004     72,000     3,932,000    $37.98    $5.68             $.69
2003     76,000     4,053,000     27.93     4.73              .63
2002     73,000     3,680,000     22.33     3.98              .64

----------
(1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).

          Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2004.

      Gross Wells                Net Wells
-----------------------   -----------------------
Oil(1)   Gas(1)   Total   Oil(1)   Gas(1)   Total
------   ------   -----   ------   ------   -----
  72      1,096   1,168     53       735     788

----------
(1) Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.

          Acreage. The Company had approximately 51,000 gross developed acres and 35,000 net developed acres as of December 31, 2004. Developed acreage is that acreage assignable to productive wells. The Company had approximately 360 gross and net proved undeveloped acres as of December 31, 2004.

          Drilling Activity. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

           Development Wells(1)
       ---------------------------
         Productive        Dry
       -------------   -----------
       Gross    Net    Gross   Net
       -----   -----   -----   ---
2004     75    33.20      2    .70
2003     46    18.87     --     --
2002     29    14.00      2    .33

----------
(1) All wells are located in the United States. All wells are development wells; no exploratory wells were drilled.

          Present Activities. The Company has drilled 9 gross and 2.7 net development wells since December 31, 2004. As of March 20, 2005, the Company had no wells in the process of being drilled.

          Delivery Commitments. The Company entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise approximately 75% of the Company's natural gas sales. In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the term of the contracts.

          Company Headquarters. The Company owns an approximately 5,400 square foot building located in Canfield, Ohio.

ITEM 3. LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the fiscal year ended December 31, 2004, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

Market

          There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 2005, there were 5,690,874 Units held by 1,416 holders of record.

Distribution History

          The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management's stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total cash distributions of $1.25 and $2.25 per Unit during 2003 and 2004, respectively. Based upon the current number of Units outstanding, each quarterly distribution of $0.125 per Unit would be approximately $720,000. The Company made a quarterly distribution of $0.50 per Unit in January 2005 and currently intends to make a quarterly distribution of $0.50 per Unit in April 2005 and quarterly distributions of at least $0.125 per Unit in July and October 2005.

Repurchase Right

          The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase (the "Repurchase Right"). The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that he elects to exercise the Repurchase Right and have the Company acquire certain or all of his Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 22,401, 34,034 and 23,865 of its Units of limited partnership interest at a price of $5.66, $8.44 and $12.44 per Unit pursuant to the terms of the Company's Offers to Purchase dated April 30, 2002, 2003 and 2004, respectively. See Note 3 in the Company's financial statement for additional information on the Repurchase Right.

ITEM 6. SELECTED FINANCIAL DATA

                                                        Year Ended December 31,
                                  -------------------------------------------------------------------
                                      2004        2003(2)         2002          2001          2000
                                  -----------   -----------   -----------   -----------   -----------
Revenue .......................   $25,670,760   $21,834,446   $16,757,418   $16,261,220   $16,921,139
Net Income ....................    16,403,297    11,951,300     8,004,090     7,842,162     8,590,757
Net Income Per Unit ...........          2.84          2.06          1.37          1.33          1.42
Total Assets ..................    61,481,489    58,136,578    52,579,304    52,254,265    55,043,294
Debt(1) .......................            --            --            --       512,014       637,822
Cash Distributions Per Unit ...          2.25          1.25          1.25          1.50          1.25

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Position

          Working capital surplus of $12.5 million as of December 31, 2004 represented a $92,000 decrease from December 31, 2003 due primarily to a decrease in cash and equivalents of $1.6 million. The decrease was offset by an increase in accounts receivable from oil and gas production of $1.7 million during 2004. Accounts receivable from employees and joint venture partners decreased $13,000 and $60,000, respectively, and accounts payable and accrued expenses increased $55,000 and $30,000, respectively.

          The Company had a revolving credit facility with Bank One, N.A. that expired May 31, 2003. The Company had no borrowings in 2003 or 2004. The Company has no alternative financing plan, nor does it anticipate that one will be necessary. Cash flows were used to pay for the funding of the Company's investment in and the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 23,865 Units at a price of $12.44 per Unit on June 30, 2004. The Company also used cash flows to make cash distributions, which totaled $13.0 million.

          The following table summarizes the Company's financial position at December 31, 2004 and December 31, 2003:

                               December 31, 2004   December 31, 2003
                               -----------------   -----------------
                                  Amount    %         Amount    %
                                 -------   ---       -------   ---
                                  (Amounts in         (Amounts in
                                   Thousands)          Thousands)
Working capital                  $12,498    21%      $12,590    22%
Property and equipment (net)      47,600    79        44,252    78
Other                                124    --           121    --
                                 -------   ---       -------   ---
   Total                         $60,222   100%      $56,963   100%
                                 =======   ===       =======   ===

Long-term liabilities            $ 1,167     2%      $ 1,035     2%
Deferred income taxes                 --    --            --    --
Partners' equity                  59,055    98        55,928    98
                                 -------   ---       -------   ---
   Total                         $60,222   100%      $56,963   100%
                                 =======   ===       =======   ===

Cash Flows from Operating, Investing and Financing Activities

     The Company generated almost all of its cash sources from operating activities. During the years ended 2004 and 2003, cash provided by operations was used to fund the development of additional oil and gas properties, repurchase of Units pursuant to the Repurchase Right and distributions to partners.

          The following table summarizes the Company's Statements of Cash Flows for the years ended December 31, 2004 and 2003:

                                           2004             2003
                                      --------------   -------------
                                       Dollars    %    Dollars    %
                                      --------   ---   -------   ---
                                          (Amounts in Thousands)
Operating Activities:
   Net income before adjustments      $ 16,403    72%  $11,951    68%
   Adjustments                           4,748    21     5,525    32
                                      --------   ---   -------   ---
   Cash flow from operations
      before working capital
      changes                           21,151    93    17,476   100
   Changes in working capital           (1,492)   (7)     (422)   (2)
                                      --------   ---   -------   ---
   Net cash provided by
      operating activities              19,659    86    17,054    98

Investing Activities:
   Proceeds received on receivables
      from employees                        42    --       472     3
   Advances disbursed to employees         (39)   --      (291)   (2)
   Purchase of property and
      equipment                         (7,964)  (35)   (4,876)  (28)
   Proceeds on sale of property and
      equipment and other assets            --    --        82    --
                                      --------   ---   -------   ---
   Net cash used by investing
      activities                        (7,961)  (35)   (4,613)  (27)

Financing Activities:
   Distributions                       (12,979)  (57)   (7,245)  (41)
   Repurchase and retirement
      of Units                            (297)   (1)     (287)   (2)
                                      --------   ---   -------   ---
   Net cash used by financing
      activities                       (13,276)  (58)   (7,532)  (43)
                                      --------   ---   -------   ---

Net (decrease) increase in cash
   and equivalents                      (1,578)   (7)    4,909    28

Note: All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

          As the above table indicates, the Company's cash flow from operations before working capital changes during the twelve months of 2004 and 2003 represented 93% and 100% of total cash sources, respectively. Changes in working capital other than cash and equivalents decreased cash by $1.5 million during 2004 and by $422,000 during 2003. The primary reason for this decrease was the increase in accounts receivable at December 31, 2004 compared to December 31, 2003 resulted from an increase in gas and oil prices. Total production revenues receivable as of December 31, 2004 amounted to $5.7 million compared to $4.0 million at December 31, 2003.

          The Company's cash flows used by investing activities increased $3.3 million, or 73%, during 2004 as compared with 2003. The Company's cash flows used by investing activities increased $510,000, or 12%, during 2003 as compared with 2002. The primary reason for the increase in cash flows used by investing activities in 2004 and 2003 was an increase in the purchase of property and equipment. The purchase of property and equipment increased $3.1 million, or 63%, during 2004 as compared with 2003. The purchase of property and equipment increased $690,000, or 16%, during 2003 as compared with 2002.

          The Company's cash flows used by financing activities increased $5.7 million, or 76%, during 2004 as compared with 2003. The reasons for this increase were that distributions to Unitholders increased $5.7 million and payments on the repurchase of Units increased $10,000 during 2004. The Company's cash flows used by financing activities decreased $388,000, or 5%, during 2003 as compared with 2002. The reasons for this decrease were that distributions to Unitholders decreased $37,000, payments on the repurchase of Units increased $160,000 and payments on debt decreased $512,000 during 2003.

          The Company's ending cash and equivalents balance of $8.0 million at December 31, 2004, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2005. The Company has paid a quarterly distribution every quarter since July 1991. Minimum cash distributions are estimated to be $720,000 per quarter ($.125 per Unit). The Company intends to distribute $2.9 million ($.50 per Unit) in April 2005 from existing cash and equivalents.

          Capital expenditures for the development of oil and gas properties and the acquisition of undeveloped leasehold acreage have increased over recent years. The Company drilled or participated in the drilling of an additional 77 drillsites in 2004. The Company's share of these drillsites amounts to 33.90 net developed properties. The Company's share of proved gas reserves increased by
2.3 BCF, or 5%, between December 31, 2003 and December 31, 2004, while proved oil reserves increased by 79,000 barrels, or 11%, between December 31, 2003 and December 31, 2004. The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of 3.2 BCF of natural gas versus 65,000 barrels of crude oil during 2004. The Standardized Measure of Discounted Future Net Cash Flows of the Company's reserves increased by $17.2 million between December 31, 2003 and December 31, 2004. The primary reasons for this increase were due to the discovery of additional reserves through the development of proved oil and gas properties and increases in natural gas and crude oil prices and related upward revisions in quantities of oil and gas reserves between December 31, 2003 and December 31, 2004. Although the Company's share of net developed properties was higher during 2004, management believes the Company should more likely be able to drill or participate in the drilling of 15 to 20 net wells each year for the next few years.

          The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner's equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor's Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 23,865, 34,034 and 22,401 Units during 2004, 2003 and 2002 pursuant to the Repurchase Right at a price of $12.44, $8.44 and $5.66 per Unit, respectively. The Repurchase Right to be conducted in 2005 will result in Unitholders being offered a price of $14.46 per Unit. The Company believes existing cash flows, including borrowing if necessary (although the Company currently has no credit facility), will be sufficient to fund the 2005 offering pursuant to the Repurchase Right is fully subscribed.

RESULTS OF OPERATIONS

          The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2004, 2003 and 2002. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

                                              Year Ended December 31,
                                              -----------------------
                                                2004   2003   2002
                                                ----   ----   ----
Revenues:
   Oil and gas sales                              98%    98%    97%
   Well management and operating                   2      2      3
                                                 ---    ---    ---
      Total Revenues                             100    100    100
Expenses:
   Production costs                               12     13     16
   Well management and operating                   1      1      1
   Depreciation, depletion and amortization       18     23     26
   Abandonment and write down
      of oil and gas properties                   --      1      1
   General and administrative                      6      6      8
   Other expense (income)                         (1)    (1)    --
   Cumulative effect of accounting change         --      2     --
   Income taxes                                   --     --     --
                                                 ---    ---    ---
      Total Expenses                              36     45     52
                                                 ---    ---    ---
Net income                                        64%    55%    48%
                                                 ===    ===    ===

          Revenues for the year ended December 31, 2004 increased $3.8 million, or 18%, compared to the same period in 2003. Revenues for the year ended December 31, 2003 increased $5.1 million, or 30%, compared to the same period in 2002. These changes were due primarily to increases in crude oil and natural gas sales between the periods involved.

          Oil and gas sales increased $3.8 million, or 18%, from 2003 to 2004. This increase was the result of higher natural gas and crude oil prices. The average price received per MCF of natural gas increased from $4.73 to $5.68 from 2003 to 2004. Oil sales were higher due primarily to an increase in the average sales price of $27.93 to $37.98 per barrel from 2003 to 2004. The Company's gas production decreased by 121,000 MCF and oil production decreased by 4,000 barrels. Gas sales accounted for 89%, 90% and 90% of total oil and gas sales in 2004, 2003 and 2002, respectively. Oil and gas sales increased $5.0 million, or 31%, from 2002 to 2003. The primary reasons for this increase in oil and gas sales between 2002 and 2003 were increased oil and gas production and prices. The Company's gas production increased by 373,000 MCF and oil production increased by 3,000 barrels. The average price received per MCF increased from $3.98 to $4.73. The average price received per barrel increased from $22.33 to $27.93.

          Production costs increased $141,000, or 5%, and $237,000, or 9%, during 2004 and 2003, respectively. The primary reason for these increases was an increase in the number of producing wells. Depreciation, depletion and amortization decreased $285,000, or 6%, from 2003 to 2004. The primary reason for this decrease is the result of an increase in oil and gas reserves that resulted from higher oil and gas pricing for estimated future production. Depreciation, depletion and amortization increased $557,000, or 13%, from 2002 to 2003. The primary reason for this increase was increased production of oil and gas for both new and existing wells during 2003 compared to 2002.

          Well management and operating revenues increased $16,000, or 3%, from 2003 to 2004. Well management and operating costs decreased $36,000, or 16%, from 2003 to 2004. Well management and operating revenues increased $42,000, or 8%, from 2002 to 2003. Well management and operating costs increased $33,000, or 17%, from 2002 to 2003. The reason for these increases in well management and operating revenues were due to an increase in Company operated oil and gas interests.

          Abandonments of oil and gas properties decreased $60,000 from 2003 to 2004 and decreased $100,000 from 2002 to 2003. These decreases were attributable to reductions in abandonments of oil and gas properties.

          General and administrative expenses increased $89,000, or 7%, from 2003 to 2004, and decreased $31,000, or 2%, from 2002 to 2003. General and administrative expenses increased in 2004 as a result of increasing ongoing expenses of administering the Company. Salaries and wages expense and audit fees have increased $52,000 and $27,000, respectively, from 2003 to 2004.

          Net other income amounted to $105,000, $141,000 and $47,000 in 2004, 2003 and 2002, respectively. After paying off all debt in 2002, net other income is dependent on the Company's cash balances and related interest earnings.

          The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.

          Net income increased $4.5 million, or 37%, from 2003 to 2004. Net income increased $3.9 million (after reduction for cumulative effect of change in accounting principle of $471,545), or 49%, from 2002 to 2003. The increases were primarily the result of increases in oil and gas sales. Net income represented 64%, 55% and 48% of total revenues during the years ended December 31, 2004, 2003 and 2002, respectively.

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

          Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4.7 million, $4.9 million and $4.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

          The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding plugging and abandonment requirements; and other factors.

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

NEW ACCOUNTING STANDARDS

          In January 2003, the FASB issued Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46, as amended by FIN 46(R) in December 2003, provides guidance on how to identify a variable interest entity ("VIE"), and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 were effective immediately for all VIE's created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46, as amended, were effective on January 1, 2004. After evaluating this accounting pronouncement, the Company determined that it did not have any interests in any VIEs. Therefore, the adoption of FIN 46 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

INFLATION AND CHANGES IN PRICES

          While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $53.50 in March 2005. As of March 20, 2005, the posted field price in the Appalachian Basin area, the Company's principal area of operation, was $53.50 per barrel of oil. Although the Company's sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since less than 10% of the Company's total future cash inflows related to oil and gas reserves as of December 31, 2004 are comprised of oil reserves.

          Natural gas prices have also fluctuated more recently. The Company's average price of gas during 2002 amounted to $3.98 per MCF. The Company's average price of gas during 2003 increased $.75 to $4.73 compared to 2002. The Company's average price of gas during 2004 increased $.95 to $5.68 compared to 2003. The price of gas in the Appalachian Basin increased significantly throughout 2000 and reached a high of more than $10.00 per MCF in January 2001. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of February 2005 at $6.64 per MCF. The Company's gas is currently sold under short-term contracts where the price is determined using current NYMEX prices. The Company at times will lock-in a monthly price over certain time periods. Excess gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price. The Company's sales are significantly impacted by pricing instability in the natural gas market. One of the consequences of these pricing fluctuations is evident in the Company's Standardized Measure of Discounted Future Net Cash Flows increasing from $45.1 million at December 31, 2001 to $67.9 million at December 31, 2002, and then increasing to $101.8 million at December 31, 2003 and $119.1 million at December 31, 2004.

          The Company's Standardized Measure of Discounted Future Net Cash Flows increased by $17.2 million from December 31, 2003 to December 31, 2004 and increased by $33.9 million from December 31, 2002 to December 31, 2003. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market-risk exposure. All of our market-risk sensitive instruments were entered into for purposes other than trading. All accounts are U.S. dollar denominated.

          There were no borrowings during 2004 and 2003. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

          There have been no changes in the Company's internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          None.

                        EVERFLOW EASTERN PARTNERS, L. P.

                       2004 CONSOLIDATED FINANCIAL REPORT

                        EVERFLOW EASTERN PARTNERS, L. P.

                                    CONTENTS

                                                            Page
                                                          --------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM      F-3

FINANCIAL STATEMENTS
   Consolidated balance sheets                             F-4-F-5
   Consolidated statements of income                         F-6
   Consolidated statements of partners' equity               F-7
   Consolidated statements of cash flows                     F-8
   Notes to consolidated financial statements             F-9-F-25

             Report of Independent Registered Public Accounting Firm

To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio

     We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                         HAUSSER + TAYLOR LLC

Cleveland, Ohio
March 4, 2005

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2003

                                                                  2004           2003
                                                              ------------   ------------
                           ASSETS
CURRENT ASSETS
   Cash and equivalents                                       $  8,020,521   $  9,598,801
   Accounts receivable:
      Production                                                 5,659,921      3,976,909
      Employees                                                     37,810         40,666
      Joint venture partners                                            --         59,982
   Other                                                            39,018         87,881
                                                              ------------   ------------
      Total current assets                                      13,757,270     13,764,239

PROPERTY AND EQUIPMENT
   Proved properties (successful efforts accounting method)    129,734,209    122,422,677
   Pipeline and support equipment                                  621,481        498,179
   Corporate and other                                           1,786,691      1,708,140
                                                              ------------   ------------
                                                               132,142,381    124,628,996

   Less accumulated depreciation, depletion, amortization
      and write down                                            84,542,132     80,377,333
                                                              ------------   ------------
                                                                47,600,249     44,251,663
OTHER ASSETS                                                       123,970        120,676
                                                              ------------   ------------
                                                              $ 61,481,489   $ 58,136,578
                                                              ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2003

                                                                 2004          2003
                                                             -----------   -----------
             LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $   776,535   $   721,728
   Accrued expenses                                              482,621       452,169
                                                             -----------   -----------
      Total current liabilities                                1,259,156     1,173,897

ASSET RETIREMENT OBLIGATIONS                                   1,167,223     1,034,685

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE
   RIGHT
   Authorized - 8,000,000 units
   Issued and outstanding - 5,690,874 and 5,714,739 units,
      respectively                                            58,366,937    55,278,954

GENERAL PARTNER'S EQUITY                                         688,173       649,042
                                                             -----------   -----------
      Total partners' equity                                  59,055,110    55,927,996
                                                             -----------   -----------
                                                             $61,481,489   $58,136,578
                                                             -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                        CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2004,2003 and 2002

                                                                 2004          2003          2002
                                                             -----------   -----------   -----------
REVENUES
   Oil and gas sales                                         $25,108,890   $21,288,143   $16,254,014
   Well management and operating                                 560,340       543,948       501,561
   Other                                                           1,530         2,355         1,843
                                                             -----------   -----------   -----------
                                                              25,670,760    21,834,446    16,757,418
DIRECT COST OF REVENUES
   Production costs                                            2,996,361     2,855,663     2,618,399
   Well management and operating                                 185,097       220,794       188,238
   Depreciation, depletion and amortization                    4,658,927     4,943,770     4,386,745
   Abandonment of oil and gas properties                          40,000       100,000       200,000
                                                             -----------   -----------   -----------
      Total direct cost of revenues                            7,880,385     8,120,227     7,393,382

GENERAL AND ADMINISTRATIVE EXPENSE                             1,452,586     1,363,267     1,394,121
                                                             -----------   -----------   -----------
      Total cost of revenues                                   9,332,971     9,483,494     8,787,503
                                                             -----------   -----------   -----------
INCOME FROM OPERATIONS                                        16,337,789    12,350,952     7,969,915

OTHER INCOME (EXPENSE)
   Interest income                                               105,084       104,587        69,515
   Interest expense                                                   --            --       (28,521)
   Gain on sale of property and equipment and other assets            --        36,609         5,974
                                                             -----------   -----------   -----------
                                                                 105,084      141, 196        46,968
                                                             -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                          16,442,873    12,492,148     8,016,883

INCOME TAXES                                                      39,576        69,303        12,793
                                                             -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                       16,403,297    12,422,845     8,004,090

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   --      (471,545)           --
                                                             -----------   -----------   -----------
NET INCOME                                                   $16,403,297   $11,951,300   $ 8,004,090
                                                             -----------   -----------   -----------
Allocation of Partnership Net Income
   Limited Partners                                          $16,212,544   $11,813,013   $ 7,911,924
   General Partner                                               190,753       138,287        92,166
                                                             -----------   -----------   -----------
                                                             $16,403,297   $11,951,300   $ 8,004,090
                                                             -----------   -----------   -----------
Net income per unit:
   Before cumulative effect of change in accounting
      principle                                              $      2.84   $      2.14   $      1.37
   Cumulative effect of change in accounting principle                --         (0.08)           --
                                                             -----------   -----------   -----------
Net income per unit                                          $      2.84   $      2.06   $      1.37
                                                             -----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  Years Ended December 31, 2004, 2003 and 2002

                                                               2004           2003          2002
                                                           ------------   -----------   -----------
PARTNERS' EQUITY - JANUARY 1                               $ 55,927,996   $51,508,256   $50,911,995

   Net income                                                16,403,297    11,951,300     8,004,090

   Cash distributions ($2.25 per unit in 2004, $1.25 per
      unit in 2003 and 2002)                                (12,979,302)   (7,244,313)   (7,281,039)

   Repurchase and retirement of Units                          (296,881)     (287,247)     (126,790)
                                                           ------------   -----------   -----------
PARTNERS' EQUITY - DECEMBER 31                             $ 59,055,110   $55,927,996   $51,508,256
                                                           ------------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                        EVERFLOW EASTERN PARTNERS, L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years Ended December 31, 2004, 2003 and 2002

                                                                2004           2003          2002
                                                            ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 16,403,297   $11,951,300   $ 8,004,090
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, depletion and amortization                 4,707,750     4,989,909     4,421,028
      Abandonment of oil and gas properties                       40,000       100,000       200,000
      Gain on sale of property and equipment and other
         assets                                                       --       (36,609)       (5,974)
      Cumulative effect of change in accounting principle             --       471,545            --
      Deferred income taxes                                           --            --       (50,000)
      Changes in assets and liabilities:
         Accounts receivable                                  (1,623,030)     (448,865)     (991,445)
         Short-term investments                                       --            --     3,790,562
         Other current assets                                     48,863        14,364       (54,247)
         Other assets                                             (3,294)        9,303       (20,407)
         Accounts payable                                         54,807       (24,693)      241,175
         Accrued expenses                                         30,452        27,542        49,617
                                                            ------------   -----------   -----------
            Total adjustments                                  3,255,548     5,102,496     7,580,309
                                                            ------------   -----------   -----------
               Net cash provided by operating activities      19,658,845    17,053,796    15,584,399

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received on receivables from employees                42,356       471,545       197,364
   Advances disbursed to employees                               (39,500)     (291,447)     (162,680)
   Purchase of property and equipment                         (7,963,798)   (4,875,596)   (4,185,744)
   Proceeds on sale of property and equipment and
      other assets                                                    --        82,232        47,500
                                                            ------------   -----------   -----------
               Net cash used by investing activities          (7,960,942)   (4,613,266)   (4,103,560)

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions                                             (12,979,302)   (7,244,313)   (7,281,039)
   Repurchase and retirement of Units                           (296,881)     (287,247)     (126,790)
   Payments on debt including revolver                                --            --      (512,014)
                                                            ------------   -----------   -----------
               Net cash used by financing activities         (13,276,183)   (7,531,560)   (7,919,843)
                                                            ------------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND
   EQUIVALENTS                                                (1,578,280)    4,908,970     3,560,996

CASH AND EQUIVALENTS - JANUARY 1                               9,598,801     4,689,831     1,128,835
                                                            ------------   -----------   -----------
CASH AND EQUIVALENTS - DECEMBER 31                          $  8,020,521   $ 9,598,801   $ 4,689,831
                                                            ------------   -----------   -----------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                              $         --   $        --   $    28,521
      Income taxes                                                60,000        60,000        80,000

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

               Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,603,114, $4,801,170 and $4,345,208 for the years ended
               December 31, 2004, 2003 and 2002, respectively.

               On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

               SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $40,000, $100,000 and $200,000 during 2004, 2003 and 2002, respectively, to provide for impairment on certain of its oil and gas properties.

               Pipeline and support equipment and other corporate property and equipment are depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment
               - 10 to 22 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,209,523 - 40 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $104,636, $95,901 and $75,820 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

               The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding plugging and abandonment requirements; and other factors.

               The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

               The schedule below is a reconciliation of the Company's liability for the years ended December 31:

                              2004         2003
                           ----------   ----------
Beginning of Period        $1,134,685   $       --
Upon adoption                      --      942,419
Liabilities incurred           33,357       99,428
Liabilities settled                --           --
Accretion                      99,181       92,838
                           ----------   ----------
Total ($100,000 current)   $1,267,223   $1,134,685
                           ==========   ==========

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          G.   Asset Retirement Obligations (Continued)

               For 2004 and 2003, accretion expense is included in depreciation, depletion and amortization in the Company's consolidated statements of operations and the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company's consolidated balance sheets. The pro forma effects had SFAS No. 143 been applied during prior periods would have reduced the Company's net income and net income per unit by approximately $85,000 and $.01, respectively, in 2002.

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

               Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,702,806, 5,731,756 and 5,759,974 in
               2004, 2003 and 2002, respectively.

          K. New Accounting Standards - In January 2003, the FASB issued Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46, as amended by FIN 46(R) in December 2003, provides guidance on how to identify a variable interest entity ("VIE"), and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 were effective immediately for all VIE's created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46, as amended, were effective on January 1, 2004. After evaluating this accounting pronouncement, the Company determined that it did not have any interests in any VIEs. Therefore, the adoption of FIN 46 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

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

          There were no borrowings outstanding on the revolving line of credit during 2004 and 2003. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

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

          The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the repurchase right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2004 calculation, is estimated to be $14.46 per Unit, net of the distributions ($1.00 per Unit in total) expected to be made in January and April 2005.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 3. PARTNERS' EQUITY (CONTINUED)

          Units repurchased pursuant to the repurchase right, for each of the four years in the period ended December 31, 2004, are as follows:

                       Per Unit
       ---------------------------------------
       Calculated                                                 Units
        Price for       Less                                   Outstanding
       Repurchase      Interim          Net       # of Units    Following
Year      Right     Distributions   Price Paid   Repurchased    Repurchase
----   ----------   -------------   ----------   -----------   -----------
2001     $10.35          $.625        $ 9.73       117,488      5,771,174
2002     $ 6.16          $ .50        $ 5.66        22,401      5,748,773
2003     $ 8.94          $ .50        $ 8.44        34,034      5,714,739
2004     $13.44          $1.00        $12.44        23,865      5,690,874

NOTE 4. PROVISION FOR INCOME TAXES

          A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

                                                       Year Ended December 31,
                                   ---------------------------------------------------------------
                                           2004                  2003                  2002
                                   -------------------   -------------------   -------------------
                                      Amount       %        Amount       %        Amount       %
                                   -----------   -----   -----------   -----   -----------   -----
Provision based on the
   statutory rate (for taxable
   income up to $10,000,000)       $ 5,591,000    34.0   $ 4,087,000    34.0   $ 2,726,000    34.0

Tax effect of:
   Non-taxable status of the
      Programs and Everflow         (5,226,000)  (31.8)   (3,827,000)  (31.8)   (2,579,000)  (32.2)
   Excess statutory depletion          (80,000)   (0.5)      (70,000)   (0.6)      (60,000)   (0.7)
   Graduated tax rates, state
      income tax and other - net      (245,424)   (1.5)     (120,697)   (1.0)      (74,207)   (1.0)
                                   -----------   -----   -----------   -----   -----------   -----
      Total                        $    39,576     0.2   $    69,303     0.6   $    12,793     0.1
                                   ===========   =====   ===========   =====   ===========   =====

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 4. PROVISION FOR INCOME TAXES (CONTINUED)

          As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties. At December 31, 2004 and 2003, these deferred tax items resulted in deferred tax liabilities of $506,000 and $537,000, respectively. These liabilities have been fully offset by deferred tax assets resulting from the tax benefit of EEI's percentage depletion carryovers. At December 31, 2004 and 2003, EEI had percentage depletion deduction carryforwards for tax purposes of approximately $1,311,000 and $1,450,000, respectively. These carryforwards can be carried forward indefinitely.

NOTE 5. RETIREMENT PLAN

          The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. The Company matches employees' contributions to the 401(k) Retirement Savings Plan as annually determined by EMC's Board of Directors. Additionally, the plan has a profit sharing component which provides for contributions to the plan at the discretion of EMC's Board of Directors. Amounts contributed to the plan vest immediately. The Company's total matching and profit sharing contributions to the plan amounted to $167,220, $169,035 and $217,301 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

          The Company's Officers, Directors, Affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. At December 31, 2004, the loans accrue interest at 4.15% and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

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

          Gas sales accounted for 89%, 90% and 90% of total oil and gas sales in 2004, 2003 and 2002, respectively. Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows:

                     Customer                       2004   2003   2002
                     --------                       ----   ----   ----
Dominion Field Services, Inc., its affiliates and
   its predecessors ("Dominion")                     46%    48%    49%
Ergon Oil Purchasing, Inc. ("Ergon Oil")             10     10      8
Interstate Gas Supply, Inc. ("IGS")                  21     23     23
                                                    ---    ---    ---
                                                     77%    81%    80%
                                                    ===    ===    ===

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7. BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

          A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. Credit losses have historically been minimal and no valuation allowance was deemed necessary at December 31, 2004 and 2003. The Company expects that Dominion, Ergon Oil and IGS will be the only major customers in 2005.

          The Company has numerous short-term contracts, which obligate Dominion to purchase, and the Company to sell and deliver, certain natural gas production from the Company's wells throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with Dominion follows:

           Jan        Feb        Mar        Apr        May        Jun
          2005       2005       2005       2005       2005       2005
        --------   --------   --------   --------   --------   --------
MCF      170,000    170,000    170,000    150,000    150,000    230,000
Price   $   5.74   $   5.74   $   5.74   $   5.87   $   5.87   $   6.29

           Jul        Aug        Sep        Oct        Nov        Dec
          2005       2005       2005       2005       2005       2005
        --------   --------   --------   --------   --------   --------
MCF      150,000    150,000    150,000    150,000    160,000    120,000
Price   $   5.87   $   5.87   $   5.87   $   5.87   $   7.52   $   7.56

           Jan        Feb        Mar       Apr       May        Jun
          2006       2006       2006       2006      2006      2006
        --------   --------   --------   -------   -------   --------
MCF      120,000    120,000    120,000    70,000    70,000    110,000
Price   $   7.56   $   7.56   $   7.56   $  7.24   $  7.24   $   7.04

          Jul       Aug       Sep       Oct
          2006      2006      2006      2006
        -------   -------   -------   -------
MCF      70,000    70,000    70,000    70,000
Price   $  7.24   $  7.24   $  7.24   $  7.24

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 7. BUSINESS SEGMENTS, RISKS AND MAJOR CUSTOMERS (CONTINUED)

          The Company also has a short-term contract with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with IGS follows:

          Jan       Feb       Mar       Apr       May        Jun
          2005      2005      2005      2005      2005      2005
        -------   -------   -------   -------   -------   --------
MCF      90,000    90,000    90,000    70,000    70,000    110,000
Price   $  6.14   $  6.14   $  6.14   $  5.86   $  5.86   $   6.23

          Jul       Aug       Sep       Oct       Nov       Dec
          2005      2005      2005      2005      2005      2005
        -------   -------   -------   -------   -------   -------
MCF      70,000    70,000    70,000    70,000    90,000    70,000
Price   $  5.86   $  5.86   $  5.86   $  5.86   $  7.69   $  7.70

          Jan       Feb       Mar       Apr       May       Jun
          2006      2006      2006      2006      2006      2006
        -------   -------   -------   -------   -------   -------
MCF      70,000    70,000    70,000    40,000    40,000    60,000
Price   $  7.70   $  7.70   $  7.70   $  7.31   $  7.31   $  7.08

          Jul       Aug       Sep       Oct
          2006      2006      2006      2006
        -------   -------   -------   -------
MCF      40,000    40,000    40,000    40,000
Price   $  7.31   $  7.31   $  7.31   $  7.31

          As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities locked in by the Company from time to time. Natural gas sold under these contracts in excess of the locked in prices are sold at the month's closing price plus basis adjustments, as per the contracts. As of December 31, 2004, natural gas purchased by Dominion covers production from approximately 490 gross wells, while natural gas purchased by IGS covers production from approximately 220 gross wells. Production from the Dominion and IGS contract wells comprises more than 75% of the Company's natural gas sales.

NOTE 8. COMMITMENTS AND CONTINGENCIES

          Everflow paid a dividend in January 2005 of $.50 per Unit. The distribution amounted to approximately $2,879,000.

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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of selected quarterly financial data (unaudited) for the years ended December 31, 2004 and 2003:

                                               Quarters Ended
                            ----------------------------------------------------
                             March 31      June 30    September 30   December 31
                            ----------   ----------   ------------   -----------
2004
   Revenues                 $4,779,149   $6,253,062    $6,812,143    $7,826,406
   Income from operations    2,334,997    4,082,091     4,202,777     5,717,924
   Net income                2,361,722    4,105,740     4,197,051     5,738,784
   Net income per unit            0.41         0.71          0.73          0.99

                                                 Quarters Ended
                              ----------------------------------------------------
                               March 31      June 30    September 30   December 31
                              ----------   ----------   ------------   -----------
2003
   Revenues                   $4,586,731   $4,696,833    $6,127,917     $6,422,965
   Income from operations      2,197,554    2,600,607     3,452,866      4,099,925
   Income before cumulative
      effect of change in
      accounting principle     2,222,540    2,626,143     3,462,290      4,111,872
   Net income                  1,750,995    2,626,143     3,462,290      4,111,872
   Income per unit before
      cumulative effect of
      change in accounting
      principle                     0.38         0.45          0.60           0.71
   Net income per unit              0.30         0.45          0.60           0.71

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

                    CAPITALIZED COSTS RELATING TO OIL AND GAS
                              PRODUCING ACTIVITIES

                                                      December 31,
                                       ------------------------------------------
                                           2004           2003           2002
                                       ------------   ------------   ------------
Proved oil and gas properties          $129,734,209   $122,422,677   $118,513,983
Pipeline and support equipment              621,481        498,179        514,060
                                       ------------   ------------   ------------
                                        130,355,690    122,920,856    119,028,043
Accumulated depreciation, depletion,
   amortization and write down           84,127,102     80,018,796     76,478,321
                                       ------------   ------------   ------------

Net capitalized costs                  $ 46,228,588   $ 42,902,060   $ 42,549,722
                                       ============   ============   ============

               COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

                                         December 31,
                             ------------------------------------
                                2004         2003         2002
                             ----------   ----------   ----------
Property acquisition costs   $  318,155   $  461,803   $  230,175
Development costs             7,384,951    4,239,552    3,728,193

          In 2004, 2003 and 2002, development costs include the purchase of approximately $21,000, $-0- and $222,000, respectively, of producing oil and gas properties.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

           RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

                                                      December 31,
                                        ---------------------------------------
                                            2004          2003          2002
                                        -----------   -----------   -----------
Oil and gas sales                       $25,108,890   $21,288,143   $16,254,014
Production costs                         (2,996,361)   (2,855,663)   (2,618,399)
Depreciation, depletion and
   amortization                          (4,658,927)   (4,943,770)   (4,386,745)
Abandonment of oil and gas properties       (40,000)     (100,000)     (200,000)
                                        -----------   -----------   -----------
                                         17,413,602    13,388,710     9,048,870
Income tax expense                          100,000        80,000        75,000
                                        -----------   -----------   -----------
Results of operations for oil and gas
   producing activities (excluding
   corporate overhead and financing
   costs)                               $17,313,602   $13,308,710   $ 8,973,870
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

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

               ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

                                         Oil         Gas
                                        (BBLS)      (MCF)
                                       -------   ----------
Balance, January 1, 2002               719,000   41,925,000
   Extensions, discoveries and other
      additions                         26,000    1,992,000
   Production                          (73,000)  (3,680,000)
   Revision of previous estimates       27,000    3,070,000
                                       -------   ----------

Balance, December 31, 2002             699,000   43,307,000
   Extensions, discoveries and other
      additions                          9,000    1,509,000
   Production                          (76,000)  (4,053,000)
   Revision of previous estimates       71,000    6,306,000
                                       -------   ----------

Balance, December 31, 2003             703,000   47,069,000
   Extensions, discoveries and other
      additions                         65,000    3,194,000
   Production                          (72,000)  (3,932,000)
   Revision of previous estimates       86,000    3,019,000
                                       -------   ----------

Balance, December 31, 2004             782,000   49,350,000
                                       =======   ==========

PROVED DEVELOPED RESERVES:
   December 31, 2001                   719,000   41,925,000
   December 31, 2002                   699,000   43,307,000
   December 31, 2003                   703,000   47,069,000
   December 31, 2004                   782,000   49,350,000

          The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 2004 and 2003, the Company had 360 and 430 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $188,869 and $417,441 at December 31, 2004 and 2003, respectively.

                        EVERFLOW EASTERN PARTNERS, L. P.

NOTE 10. SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (CONTINUED)

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                 NET CASH FLOWS

                                                       December 31,
                                              ------------------------------
                                                2004       2003        2002
                                              --------   --------   --------
                                                  (Thousands of Dollars)
Future cash inflows from sales of oil
   and gas                                    $352,486   $311,816   $212,322
Future production and development
   costs                                       105,807     95,721     76,048
Future asset retirement obligations, net of
   salvage                                       3,509      3,151         --
Future income tax expense                        5,133      4,841      2,782
                                              --------   --------   --------
Future net cash flows                          238,037    208,103    133,492
Effect of discounting future net cash
   flows at 10% per annum                      118,948    106,260     65,558
                                              --------   --------   --------
Standardized measure of discounted
   future net cash flows                      $119,089   $101,843   $ 67,934
                                              ========   ========   ========

                     CHANGES IN THE STANDARDIZED MEASURE OF
                        DISCOUNTED FUTURE NET CASH FLOWS

                                              Year Ended December 31,
                                          ------------------------------
                                            2004       2003       2002
                                          --------   --------   --------
                                              (Thousands of Dollars)
Balance, beginning of year                $101,843   $ 67,934   $ 45,094
Extensions, discoveries and other
   additions                                 9,487      3,672      3,817
Development costs incurred                     349        162        617
Revision of previous estimates               8,456     15,134      5,209
Sales of oil and gas, net of production
   costs                                   (22,113)   (18,432)   (13,636)
Net change in income taxes                    (203)      (933)      (467)
Net changes in prices and production
   costs                                    10,504     25,894     22,206
Accretion of discount                       10,184      6,793      4,509
Other                                          582      1,619        585
                                          --------   --------   --------
Balance, end of year                      $119,089   $101,843   $ 67,934
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company's original general partner. The members of the General Partner as of March 20, 2005 are Everflow Management Corporation, an Ohio corporation ("EMC"), Thomas L. Korner and William A. Siskovic, all of whom are directors and/or officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI.

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

          Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 20, 2005 are as follows:

                                   Positions and                Positions and
        Name          Age        Offices with EEI             Offices with EMC
        ----          ---        ----------------             ----------------
Robert F. Sykes        81   Chairman of the Board        Chairman of the Board
                                                         and Director

Thomas L. Korner       51   President and Director       President and Director

David A. Kidder        66   Treasurer                    None

William A. Siskovic    49   Vice President, Secretary,   Vice President, Secretary-
                            Principal Financial and      Treasurer, Principal
                            Accounting Officer and       Financial and Accounting
                            Director                     Officer and Director

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

          Based solely on the Company's review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements for 2004.

ITEM 11. EXECUTIVE COMPENSATION

          As a limited partnership the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

          The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2004, 2003 and 2002, of those persons who were, at December 31, 2004: (i) the chief executive officer; and (ii) the other highly compensated executive officer of the Company. The Chief Executive Officer and such other executive officer are hereinafter referred to collectively as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation
                          -------------------------------------
                                                        Other
                                                        Annual    All Other
        Name and                                       Compen-     Compen-
   Principal Position     Year    Salary     Bonus    sation(2)   sation(1)
   ------------------     ----   --------   -------   ---------   ---------
Thomas L. Korner          2004   $100,800   $86,000     $3,271     $28,852
President                 2003     96,600    76,000      3,030      27,966
                          2002     84,000    66,000      2,088      19,332

William A. Siskovic       2004   $100,800   $86,000     $2,538     $28,852
Vice President and        2003     96,600    76,000      1,891      27,992
Principal Financial and   2002     84,000    66,000      2,264      19,313
Accounting Officer

----------
No Named Executive Officer received personal benefits or perquisites during 2004, 2003 and 2002 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The General Partner is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of the General Partner are Thomas L. Korner and William A. Siskovic, both of whom are directors and officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The General Partner of the Company, owns a 1.17% interest in the Company. The members and their affiliates currently hold (in addition to the General Partner's interest in the Company) 1,266,770 Units, representing approximately 22.26% of the outstanding Units.

          The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2005 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of the General Partner, and (ii) the ownership of EMC.

                  BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
                    EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

                                                                Percentage
                                                               Interest in
                                               Percentage        Everflow       Percentage
             Name                  Units        of Units        Management     Interest in
          of Holder             in Company   in Company(1)   Limited, LLC(2)       EMC
          ---------             ----------   -------------   ---------------   -----------
Robert F. Sykes(3)               1,056,464       18.56            66.6666         66.6666
Thomas L. Korner                   138,575        2.44            16.6667         16.6667
William A. Siskovic                 71,731        1.26            16.6667         16.6667
All officers and directors as
   a group (3 persons in EMC)    1,266,770       22.26           100.0000        100.0000

----------
(1) Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.17% interest in the Company) or (ii) EMC (based on EMC's 1% managing member's interest in the General Partner).

(2) Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC's 1% managing member's interest in the General Partner.

(3) Includes 732,855 Units held by Sykes Associates, LLC, a New York limited liability company comprised of Mr. Sykes as managing member, his wife and four adult children as members, 162,462 Units of the Company held by the Robert F. Sykes Annuity Trust and 161,147 Units held by the Catherine Sykes Annuity Trust.

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

          Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. Thomas L. Korner and William A. Siskovic each had investments in oil and gas properties during 2004 and 2003 in the amount of $168,371 and $97,153, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          Hausser + Taylor LLC served as the Company's independent auditor for the year ended December 31, 2004. Aggregate fees for professional services provided to the Company by Hausser + Taylor LLC for the years ended December 31, 2004 and 2003 were as follows:

                December 31,
             ------------------
               2004       2003
             --------   -------
Audit fees   $104,517   $77,622

          Audit fees include fees associated with the annual audit and the reviews of the Company's quarterly report on Form 10-Q and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements. Hausser + Taylor LLC did not charge the Company any audit-related, tax or other fees for these years.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements

          The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

                                                            Page(s)
                                                          ----------
Report of Independent Registered Public Accounting Firm       F-3
   Balance Sheets                                          F-4 - F-5
   Statements of Income                                       F-6
   Statements of Partners' Equity                             F-7
   Statements of Cash Flows                                   F-8
   Notes to Financial Statements                          F-9 - F-25

(a)  (2) Financial Statements Schedules

          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)  (3) Exhibits

          See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of its year ended December 31, 2004.

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

EVERFLOW EASTERN PARTNERS, L.P.

By: EVERFLOW MANAGEMENT LIMITED, LLC
    General Partner

By: EVERFLOW MANAGEMENT CORPORATION
    Managing Member



By: /s/ Robert F. Sykes                Director                   March 24, 2005
    --------------------------------
    Robert F. Sykes


By: /s/ Thomas L. Korner               President and Director     March 24, 2005
    --------------------------------
    Thomas L. Korner


By: /s/ William A. Siskovic            Vice President,            March 24, 2005
    --------------------------------
    William A. Siskovic                Secretary-Treasurer
                                       and Director (principal
                                       financial and accounting
                                       officer)

                                  Exhibit Index

Exhibit No.                           Description
-----------                           -----------
     3.1      Certificate of Limited Partnership of the Registrant dated   (1)
              September 13, 1990, as filed with the Delaware Secretary
              of State on September 14, 1990

     3.2      Form of Agreement of Limited Partnership of the Registrant   (1)

     3.3      General Partnership Agreement of Everflow Management         (1)
              Company

     3.4      Articles of Incorporation of Everflow Management             (1)
              Corporation

     3.5      Code of Regulations of Everflow Management Corporation       (1)

     3.6      Shareholders Agreement for Everflow Management Corporation   (1)

    10.1      Credit Agreement dated January 19, 1995 between Everflow     (2)
              Eastern, Inc. and Everflow Eastern Partners, L.P. and Bank
              One, Texas, National Association

    10.2      Operating facility lease dated October 3, 1995 between       (3)
              Everflow Eastern Partners, L.P. and A-1 Storage of
              Canfield, Ltd.

    10.3      Amendment to Credit Agreement dated February 23, 1996        (5)
              between Everflow Eastern, Inc. and Everflow Eastern
              Partners, L.P. and Bank One, Texas, National Association

    10.4      Second Amendment to Credit Agreement dated December 30,      (5)
              1996 between Everflow Eastern, Inc. and Everflow Partners,
              L.P. and Bank One, Texas, National Association

    10.5      Loan Modification Agreement dated June 16, 1997 between      (6)
              Bank One, N.A., Bank One, Texas, N.A. and Everflow
              Eastern, Inc. and Everflow Eastern Partners, L.P.

    10.6      Loan Modification Agreement dated May 29, 1998 between       (7)
              Bank One, N.A., Successor to Bank One, Texas, N.A., and
              Everflow Eastern, Inc. and Everflow Eastern Partners L.P.

    10.7      Articles of Organization of Everflow Management Limited,     (8)
              LLC

                                  Exhibit Index

Exhibit No.                         Description
-----------                         -----------
    10.8      Operating Agreement of Everflow Management Limited, LLC    (8)
              dated March 8, 1999

    10.9      Loan Modification Agreement dated May 25, 1999 between     (9)
              Bank One, N.A., and Everflow Eastern, Inc. and Everflow
              Eastern Partners, L.P.

   10.10      Loan Modification Agreement dated September 19, 2000,     (10)
              between Bank One, N.A., and Everflow Eastern, Inc. and
              Everflow Eastern Partners, L.P.

   10.11      Loan Modification Agreement dated August 28, 2001         (11)
              between Bank One, N.A., and Everflow Eastern, Inc.
              and Everflow Eastern Partners, L.P.

    14.1      Code of Ethics                                            (12)

    21.1      Subsidiaries of the Registrant                             (4)

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

(3) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(4) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(5) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19279).

(6) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997 (File No. 0-19279).

(7) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998 (File No. 0-19279).

(8) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(9) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1999 (File No. 0-19279).

                                  Exhibit Index

(10) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2000 (File No. 0-19279).

(11) Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001 (File No. 0-19279).

(12) Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-19279).