Form 10-Q
period 2005-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2005-05-13
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from              to           .

Commission File Number 0-19279

EVERFLOW EASTERN PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	34-1659910

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 West Main Street P.O. Box 629 Canfield, Ohio	44406

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 330-533-2692

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     There were 5,690,874 Units of limited partnership interest of the Registrant as of May 10, 2005. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of March 31, 2005.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$9,672,361	$8,020,521
Accounts receivable:
Production	3,873,736	5,659,921
Employees	21,887	37,810
Joint venture partners	5,983	—
Other	36,030	39,018

Total current assets	13,609,997	13,757,270
PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	131,328,233	129,734,209
Pipeline and support equipment	621,481	621,481
Corporate and other	1,808,286	1,786,691

	133,758,000	132,142,381

Less accumulated depreciation, depletion, amortization and write down	(85,710,146)	(84,542,132)

	48,047,854	47,600,249

OTHER ASSETS	143,970	123,970

	$61,801,821	$61,481,489

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$814,779	$776,535
Accrued expenses	146,674	482,621

Total current liabilities	961,453	1,259,156

ASSET RETIREMENT OBLIGATIONS	1,203,223	1,167,223
COMMITMENTS AND CONTINGENCIES	—	—
LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,690,874	58,942,190	58,366,937

GENERAL PARTNER’S EQUITY	694,955	688,173

Total partners’ equity	59,637,145	59,055,110

	$61,801,821	$61,481,489

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
REVENUES
Oil and gas sales	$5,667,901	$4,646,869
Well management and operating	144,881	132,180
Other	718	100

	5,813,500	4,779,149
DIRECT COST OF REVENUES
Production costs	744,243	736,750
Well management and operating	54,787	53,565
Depreciation, depletion and amortization	1,197,420	1,260,064
Abandonment of oil and gas properties	—	10,000

Total direct cost of revenues	1,996,450	2,060,379

GENERAL AND ADMINISTRATIVE EXPENSE	402,666	383,773

Total cost of revenues	2,399,116	2,444,152

INCOME FROM OPERATIONS	3,414,384	2,334,997
OTHER INCOME
Interest	42,551	26,725
Gain on sale of property and equipment	4,086	—

	46,637	26,725

INCOME BEFORE INCOME TAXES	3,461,021	2,361,722
INCOME TAXES	—	—

NET INCOME	$3,461,021	$2,361,722

Allocation of Partnership Net Income
Limited Partners	$3,420,690	$2,334,314
General Partner	40,331	27,408

	$3,461,021	$2,361,722

Net income per unit	$0.60	$0.41

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
PARTNERS’ EQUITY — JANUARY 1	$59,055,110	$55,927,996

Net income	3,461,021	2,361,722

Cash distributions ($.50 per unit in 2005 and 2004)	(2,878,986)	(2,890,918)

PARTNERS’ EQUITY — MARCH 31	$59,637,145	$55,398,800

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,461,021	$2,361,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,208,854	1,272,125
Abandonment of oil and gas properties	—	10,000
(Gain) on sale of property and equipment	(4,086)	—
Changes in assets and liabilities:
Accounts receivable	1,780,202	1,174,682
Other current assets	2,988	22,468
Other assets	(20,000)	18,130
Accounts payable	38,244	(3,397)
Accrued expenses	(335,947)	22,690

Total adjustments	2,670,255	2,516,698

Net cash provided by operating activities	6,131,276	4,878,420
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	24,944	22,335
Advances disbursed to employees	(9,021)	(28,312)
Purchase of property and equipment	(1,626,873)	(2,022,839)
Proceeds on sale of property and equipment	10,500	—

Net cash used by investing activities	(1,600,450)	(2,028,816)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,878,986)	(2,890,918)

Net cash used by financing activities	(2,878,986)	(2,890,918)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,651,840	(41,314)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	8,020,521	9,598,801

CASH AND EQUIVALENTS AT END OF FIRST QUARTER	$9,672,361	$9,557,487

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	20,000	—

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

A.	Interim Financial Statements — The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2005.

The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

B.	Organization — Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas exploration and development. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and Subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or “the Programs”).

Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow, and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation (“EMC”), two individuals who are Officers and Directors of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

B.	Organization (Continued)

corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

C.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

D.	Asset Retirement Obligations – The Company accounts for its estimated plugging and abandonment of oil and gas properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2005 and 2004:

	Asset Retirement Obligations
	Three Months Ended March 31,
	2005	2004
Beginning of period	$1,267,223	$1,134,685
Liabilities incurred	9,000	10,000
Liabilities settled	—	—
Accretion	27,000	25,500

Total	$1,303,223	$1,170,185

The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of income and the current and noncurrent portions of asset retirement obligation liabilities are included in accrued expenses and asset retirement obligation, respectively.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

E.	Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 3).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,690,874 and 5,714,739 for the three months ended March 31, 2005 and 2004, respectively.

F.	New Accounting Standards – In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that is financial position, results of operations or cash flows will be impacted by this Interpretation.

In April 2005, the FASB issued Staff Position No. FAS 19-1, “Accounting for Suspended Well Costs” (“FSP 19-1”). FSP 19-1 amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” (“SFAS 19”) to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed, for companies who use the successful efforts method of accounting, under circumstances where the well has found a

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

F.	New Accounting Standards (Continued)

sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP 19-1 is effective for the first reporting period beginning after April 4, 2005. We will adopt the new requirements for the period ended June 30, 2005. The adoption of FAS 19-1 is not expected to have a material impact on our consolidated financial position or results of operations.

Note 2. Credit Facilities and Long-Term Debt

Prior to 2004, the Company had a revolving line of credit. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding the annual repurchase right (see Note 3). The new line of credit would be utilized in the event the Company receives tenders pursuant to the repurchase right in excess of cash on hand.

The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

Note 3. Partners’ Equity

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

Note 3. Partners’ Equity (Continued)

Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right.

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2004 calculation, is $14.46 per Unit, net of the distributions ($1.00 per Unit in total) made in January and April 2005.

Units repurchased pursuant to the Repurchase Right for each of the last four years in the period ended December 31, 2004, are as follows:

	Calculated				Units Out-
	Price for	Less		# of	standing
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase
2001	$10.35	$0.625	$9.73	117,488	5,771,174
2002	$6.16	$0.500	$5.66	22,401	5,748,773
2003	$8.94	$0.500	$8.44	34,034	5,714,739
2004	$13.44	$1.000	$12.44	23,865	5,690,874

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Note 4. Gas Purchase Agreements

The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2006. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.87 to $7.56 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2006. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.86 to $7.70 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

Note 5. Commitments and Contingencies

Everflow paid a quarterly dividend in April 2005 of $.50 per Unit to Unitholders of record on March 31, 2005. The distribution amounted to approximately $2,879,000.

The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylvania, in the exploration, development and production of oil and gas. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital through operating cash flow, additional borrowings or additional equity funds. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

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

Part I: Financial Information

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The following table summarizes the Company’s financial position at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
(Amounts in Thousands)	Amount	%	Amount	%
Working capital	$12,648	21%	$12,498	21%
Property and equipment (net)	48,048	79	47,600	79
Other	144	—	124	—

Total	$60,840	100%	$60,222	100%

Long-term liabilities	$1,203	2%	1,167	2%
Partners’ equity	59,637	98	59,055	98

Total	$60,840	100%	$60,222	100%

     Working capital surplus of $12.6 million as of March 31, 2005 represented a increase of $150,000 from December 31, 2004 due primarily to an increase in cash and equivalents and a decrease in accrued expenses. These changes were partially offset by a decrease in production receivable resulting primarily from timing differences between the periods in the receipt of production revenues.

     Prior to 2004, the Company had a revolving credit facility. The Company had no borrowings in 2004 or 2005 and no principal indebtedness was outstanding as of May 10, 2005. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $2.9 million in April 2005.

     The Company’s cash flow from operations before the change in working capital increased $1.0 million, or 28%, during the three months ended March 31, 2005 as compared to the same period in 2004. Changes in working capital other than cash and cash equivalents increased cash by $1.5 million during the three months ended March 31, 2005.

     Cash flows provided by operating activities was $6.1 million for the three months ended March 31, 2005. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution, respectively.

     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.

     The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2006. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.87 to $7.56 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2006. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.86 to $7.70 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

Results of Operations

     The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2005 and 2004. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2005	2004
Revenues:
Oil and gas sales	98%	97%
Well management and operating	2	3

Total Revenues	100	100
Expenses:
Production costs	13	16
Well management and operating	1	1
Depreciation, depletion and amortization	21	27
General and administrative	7	8
Other	(1)	(1)

Total Expenses	41	51

Net income	59%	49%

     Revenues for the three months ended March 31, 2005 increased $1.0 million, or 22%, compared to the same period in 2004. This increase was due to an increase in oil and gas sales during the first three months of 2005, as compared to the same period in 2004.

     Oil and gas sales increased $1.0 million, or 22%, during the three months ended March 31, 2005 compared to the same period in 2004. Higher natural gas and crude oil prices during the first quarter of 2005 were responsible for this increase compared to this same period in 2004.

     Production costs increased $7,000, or 1%, during the three months ended March 31, 2005 compared to the same period in 2004. An increase in the number of producing properties was responsible for this increase between 2004 and 2005.

     Depreciation, depletion and amortization decreased $63,000, or 5%, during the three months ended March 31, 2005 compared to the same period in 2004. The primary reason for the decrease in depreciation, depletion and amortization is the result of an increase in oil and gas reserves that resulted from higher oil and gas pricing used for estimated future production.

     Abandonment of oil and gas properties decreased $10,000 during the first three months of 2005 compared to the same period in 2004. A reduction in leasehold abandonments is responsible for this decrease.

     General and administrative expenses increased $19,000, or 5%, during the first quarter of 2005 compared to the first quarter of 2004. The primary reason for this increase is due to higher overhead expenses associated with ongoing administration.

     Net other income increased $20,000 during the three months ended March 31, 2005 compared to the same period in 2004. This increase is the result of an increase in interest income earned on cash and equivalent balances and a gain on the sale of equipment.

     The Company reported net income of $3.5 million, an increase of $1.1 million, or 47%, during the three months ended March 31, 2005 compared to the same period in 2004. The increase in oil and gas sales was primarily responsible for this increase in net income. Net income represented 59% and 49% of total revenue during the three months ended March 31, 2005 and 2004, respectively.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market-risk exposure. All of our market-risk sensitive instruments where entered into for purposes other than trading. All accounts are U.S. dollar denominated.

     There were no borrowings during 2005 and 2004. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

     The Company is also exposed to market risk from changes in commodity prices. Realized pricing is primarily driven by the prevailing worldwide prices for crude oil and spot market prices applicable to United States natural gas production. Pricing for gas and oil production has been volatile and unpredictable for many years. These market risks can impact the Company’s results of operations, cash flows and financial position. The Company’s primary commodity price risk exposure results from contractual delivery commitments with respect to the Company’s gas purchase contracts. The Company periodically makes commitments to sell certain quantities of natural gas to be delivered in future months at certain contract prices. This affords the Company the opportunity to “lock in” the sale price for those quantities of natural gas. Failure to meet these delivery commitments would result in the Company being forced to purchase any short fall at current market prices. The Company’s risk management objective is to lock in a range of pricing for no more than 80% to 90% of expected production volumes. This allows the Company to forecast future cash flows and earnings within a predictable range.

Item 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Part II. Other Information

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer

	Exhibit 31.2	Certification of Chief Financial Officer

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K were filed with the Commission during the Company’s first quarter.

SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.
By:	everflow management limited, llc
General Partner

By:	everflow management corporation
Managing Member

May 13, 2005	By:	/s/ William A. Siskovic
William A. Siskovic
Vice President and Principal Financial and Accounting Officer (Duly Authorized Officer)