Form 10-Q
period 2005-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2005-08-12
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code: (330)533-2692
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     There were 5,674,678 Units of limited partnership interest of the Registrant as of August 10, 2005. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of June 30, 2005.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and equivalents	$11,215,858	$8,020,521
Accounts receivable:
Production	4,405,030	5,659,921
Employees	22,177	37,810
Joint venture partners	19,182	—
Other	36,030	39,018

Total current assets	15,698,277	13,757,270

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	132,743,170	129,734,209
Pipeline and support equipment	621,481	621,481
Corporate and other	1,828,273	1,786,691

	135,192,924	132,142,381

Less accumulated depreciation, depletion, amortization and write down	(86,842,984)	(84,542,132)

	48,349,940	47,600,249

OTHER ASSETS	163,970	123,970

	$64,212,187	$61,481,489

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
LIABILITIES AND PARTNERS’ EQUITY	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$1,015,707	$776,535
Accrued expenses	313,017	482,621

Total current liabilities	1,328,724	1,259,156

ASSET RETIREMENT OBLIGATIONS	1,243,223	1,167,223

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,674,678 and 5,690,874 Units, respectively	60,921,943	58,366,937

GENERAL PARTNER’S EQUITY	718,297	688,173

Total partners’ equity	61,640,240	59,055,110

	$64,212,187	$61,481,489

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES
Oil and gas sales	$7,232,208	$6,118,508	$12,900,109	$10,765,377
Well management and operating	147,048	134,497	291,929	266,677
Other	357	57	1,075	157

	7,379,613	6,253,062	13,193,113	11,032,211

DIRECT COST OF REVENUES
Production costs	763,180	710,319	1,507,423	1,447,069
Well management and operating	62,301	71,122	117,088	124,687
Depreciation, depletion and amortization	1,155,538	1,010,876	2,352,958	2,270,940
Abandonment of oil and gas properties	—	10,000	—	20,000

Total direct cost of revenues	1,981,019	1,802,317	3,977,469	3,862,696

GENERAL AND ADMINISTRATIVE EXPENSE	339,306	368,654	741,972	752,427

Total cost of revenues	2,320,325	2,170,971	4,719,441	4,615,123

INCOME FROM OPERATIONS	5,059,288	4,082,091	8,473,672	6,417,088

OTHER INCOME
Interest	56,987	23,649	99,538	50,374
Gain on sale of property and equipment	—	—	4,086	—

	56,987	23,649	103,624	50,374

INCOME BEFORE INCOME TAXES	5,116,275	4,105,740	8,577,296	6,467,462

INCOME TAXES	—	—	—	—

NET INCOME	$5,116,275	$4,105,740	$8,577,296	$6,467,462

Allocation of Partnership Net Income
Limited Partners	$5,056,655	$4,058,093	$8,477,345	$6,392,407
General Partner	59,620	47,647	99,951	75,055

	$5,116,275	$4,105,740	$8,577,296	$6,467,462

Net income per unit	$0.89	$0.71	$1.49	$1.12

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
PARTNERS’ EQUITY — JANUARY 1	$59,055,110	$55,927,996

Net income	8,577,296	6,467,462

Cash distributions ($1.00 per Unit in 2005 and 2004)	(5,757,972)	(5,781,837)

Repurchase Right — Units tendered	(234,194)	(296,881)

PARTNERS’ EQUITY — JUNE 30	$61,640,240	$56,316,740

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,577,296	$6,467,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,374,692	2,301,789
Abandonment of oil and gas properties	—	20,000
Gain on sale of property and equipment	(4,086)	—
Changes in assets and liabilities:
Accounts receivable	1,235,709	429,466
Other current assets	2,988	22,467
Other assets	(40,000)	(1,870)
Accounts payable	4,978	(49,234)
Accrued expenses	(169,604)	(200,886)

Total adjustments	3,404,677	2,521,732

Net cash provided by operating activities	11,981,973	8,989,194

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	32,103	65,164
Advances disbursed to employees	(16,470)	(65,248)
Purchase of property and equipment	(3,054,797)	(3,474,502)
Proceeds on sale of property and equipment	10,500	—

Net cash used by investing activities	(3,028,664)	(3,474,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(5,757,972)	(5,781,837)

Net cash used by financing activities	(5,757,972)	(5,781,837)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,195,337	(267,229)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	8,020,521	9,598,801

CASH AND EQUIVALENTS AT END OF SECOND QUARTER	$11,215,858	$9,331,572

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	40,000	40,000
See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

	A.	Interim Financial Statements — The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2005.

The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	C.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

	D.	Asset Retirement Obligations – The Company accounts for its estimated plugging and abandonment of oil and gas properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2005 and 2004:

	Asset Retirement Obligations
	Six Months Ended June, 30,
	2005	2004
Beginning of period	$1,267,223	$1,134,685
Liabilities incurred	16,000	20,000
Liabilities settled	—	—
Accretion	60,000	51,000

Total	$1,343,223	$1,205,685

The above accretion expense is included in depreciation, depletion and amortization in the Company’s consolidated statements of income and the current and noncurrent portions of asset retirement obligation liabilities are included in accrued expenses and asset retirement obligations, respectively.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,690,874 for the three and six months ended June 30, 2005 and 5,714,739 for the three and six months ended June 30, 2004.

	F.	New Accounting Standard – In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that is financial position, results of operations or cash flows will be impacted by this Interpretation.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2004 calculation, is $14.46 per Unit, net of the distributions ($1.00 per Unit in total) made in January and April 2005. The repurchase of Units of $234,194 was accrued at June 30, 2005 and was paid in July 2005.

Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

	Calculated				Units Out-
	Price for	Less		# of	standing
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase
2001	$10.35	$.625	$9.73	117,488	5,771,174
2002	$6.16	$.500	$5.66	22,401	5,748,773
2003	$8.94	$.500	$8.44	34,034	5,714,739
2004	$13.44	$1.000	$12.44	23,865	5,690,874
2005	$15.46	$1.000	$14.46	16,196	5,674,678

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note 4.	Gas Purchase Agreements

The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.87 to $8.76 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.86 to $8.87 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

Note 5.	Commitments and Contingencies

Everflow paid a quarterly dividend in July 2005 of $1.00 per Unit to Unitholders of record on June 30, 2005. The distribution amounted to approximately $5,742,000.

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

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
(Amounts in Thousands)	Amount	%	Amount	%
Working capital	$14,369	23%	$12,498	21%
Property and equipment (net)	48,350	77	47,600	79
Other	164	—	124	—

Total	$62,883	100%	$60,222	100%

Long-term liabilities	$1,243	2%	$1,167	2%
Partners’ equity	61,640	98%	59,055	98

Total	$62,883	100%	$60,222	100%

     Working capital surplus of $14.4 million as of June 30, 2005 represented an increase of approximately $1.9 million from December 31, 2004 due primarily to an increase in cash and equivalents. These increases were partially offset by a decrease in production receivable resulting primarily from timing differences between the periods in the receipt of production revenues.
     Prior to 2004, the Company had a revolving credit facility. The Company had no borrowings in 2004 or 2005 and no principal indebtedness was outstanding as of August 10, 2005. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $5.7 million in July 2005.
     The Company’s cash flow from operations before the change in working capital increased $2.2 million, or 25%, during the six months ended June 30, 2005 as compared to the same period in 2004. Changes in working capital other than cash and equivalents increased cash by $834,000 during the six months ended June 30, 2005 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.

     Cash flows provided by operating activities was $12.0 million for the six months ended June 30, 2005. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions, respectively.
     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
     The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.87 to $8.76 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.86 to $8.87 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2005 and 2004. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues:
Oil and gas sales	98%	98%	98%	98%
Well management and operating	2	2	2	2

Total Revenues	100%	100%	100%	100%
Expenses:
Production costs	10%	11%	11%	13%
Well management and operating	1	1	1	1
Depreciation, depletion and amortization	16	16	18	21
Abandonment of oil and gas properties	—	—	—	—
General and administrative	5	6	6	7
Other	(1)	—	(1)	(1)

Total Expenses	31	34	35	41

Net income	69%	66%	65%	59%

     Revenues for the three and six months ended June 30, 2005 increased $1.1 million and $2.2 million, respectively, compared to the same periods in 2004. These increases were due primarily to an increase in oil and gas sales during the three and six months ended June 30, 2005 compared to the same periods in 2004.
     Oil and gas sales increased $1.1 million, or 18%, during the three months ended June 30, 2005 compared to the same period in 2004. Oil and gas sales increased $2.1 million, or 20%, during the six months ended June 30, 2005 compared to the same period in 2004. These increases are the result of higher natural gas and crude oil prices during the three and six months ended June 30, 2005 compared to the same periods in 2004.
     Production costs increased $53,000, or 7%, during the three months ended June 30, 2005 and increased $60,000, or 4%, during the six months ended June 30, 2005 compared to the same periods in 2004. The increases are the result of higher operating costs resulting from an increase in producing properties during the three and six months ended June 30, 2005 compared to the same periods in 2004.
     Depreciation, depletion and amortization expenses increased $144,000, or 14%, and $82,000, or 4%, during the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The primary reason for these increases is the result of an increase in the number of producing properties during the three and six months ended June 30, 2005 compared to the same periods in 2004.

     Abandonment and write down of oil and gas properties decreased $10,000 and $20,000 during three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. A reduction in leasehold abandonments is primarily responsible for these decreases.
     General and administrative expenses decreased $29,000, or 8%, and $10,000, or 1%, during the three and six months ended June 30, 2005, respectively, compared with the same periods in 2004. The primary reason for these decreases is due to lower overhead expenses associated with ongoing administration.
     Net other income increased $33,000 and $53,000 during the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. These increases are the result of increases in interest income earned on cash and equivalent balances.
     The Company reported net income of $5.1 million, an increase of $1.0 million, or 25%, during the three months ended June 30, 2005 compared to the same period in 2004. The Company reported net income of $8.6 million, an increase of $2.1 million, or 33%, during the six months ended June 30, 2005 compared to the same period in 2004. The increases in oil and gas sales were primarily responsible for these increases in net income. Net income represented 69% and 66% of total revenues during the three months ended June 30, 2005 and 2004, respectively. Net income represented 65% and 59% of total revenues during the six months ended June 30, 2005 and 2004, respectively.
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
     The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage out ongoing market-risk exposure. All of our market-risk sensitive instruments were entered into for purposes other than trading. All accounts are U.S. dollar denominated.
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

Part II. Other Information

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		Exhibit 31.1	Certification of Chief Executive Officer

		Exhibit 31.2	Certification of Chief Financial Officer

		Exhibit 32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

		Exhibit 32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

	(b)	No reports on Form 8-K were filed with the Commission during the Company’s second quarter.

SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc,
General Partner

	By:	everflow management corporation
Managing Member

	By:	/s/William A. Siskovic

August 12, 2005		William A. Siskovic
Vice President and
Principal Financial Accounting Officer
(Duly Authorized Officer)