Form 10-Q
period 2005-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2005-11-14
CIK 868082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (330)533-2692
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 5,674,678 Units of limited partnership interest of the Registrant as of November 14, 2005. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
     Except as otherwise indicated, the information contained in this Report is as of September 30, 2005.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$11,331,043	$8,020,521
Accounts receivable:
Production	4,285,864	5,659,921
Employees	73,818	37,810
Joint venture partners	21,360	—
Other	36,030	39,018

Total current assets	15,748,115	13,757,270

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	133,737,029	129,734,209
Pipeline and support equipment	621,481	621,481
Corporate and other	1,829,509	1,786,691

	136,188,019	132,142,381

Less accumulated depreciation, depletion, amortization and write down	88,240,128	84,542,132

	47,947,891	47,600,249

OTHER ASSETS	83,055	123,970

	$63,779,061	$61,481,489

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$835,243	$776,535
Accrued expenses	387,241	482,621

Total current liabilities	1,222,484	1,259,156

ASSET RETIREMENT OBLIGATIONS	1,283,223	1,167,223

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 Units
Issued and outstanding — 5,674,678 and 5,690,874 Units, respectively	60,562,279	58,366,937

GENERAL PARTNER’S EQUITY	711,075	688,173

Total partners’ equity	61,273,354	59,055,110

	$63,779,061	$61,481,489

See Notes to Unaudited Consolidated Financial Statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES
Oil and gas sales	$7,908,382	$6,677,882	$20,808,491	$17,443,259
Well management and operating	144,360	133,714	436,289	400,391
Other	877	547	1,952	704

	8,053,619	6,812,143	21,246,732	17,844,354

DIRECT COST OF REVENUES
Production costs	941,367	861,833	2,448,790	2,308,902
Well management and operating	51,662	57,440	168,750	182,127
Depreciation, depletion and amortization	1,399,652	1,369,381	3,752,610	3,640,321
Abandonment of oil and gas properties	—	10,000	—	30,000

Total direct cost of revenues	2,392,681	2,298,654	6,370,150	6,161,350

GENERAL AND ADMINISTRATIVE EXPENSE	329,833	310,712	1,071,805	1,063,139

Total cost of revenues	2,722,514	2,609,366	7,441,955	7,224,489

INCOME FROM OPERATIONS	5,331,105	4,202,777	13,804,777	10,619,865

OTHER INCOME
Interest	123,785	24,274	223,323	74,648
Gain on sale of property and equipment	—	—	4,086	—

	123,785	24,274	227,409	74,648

INCOME BEFORE INCOME TAXES	5,454,890	4,227,051	14,032,186	10,694,513

INCOME TAXES	80,000	30,000	80,000	30,000

NET INCOME	$5,374,890	$4,197,051	$13,952,186	$10,664,513

Allocation of Partnership Net Income
Limited Partners	$5,312,079	$4,148,143	$13,789,424	$10,540,550
General Partner	62,811	48,908	162,762	123,963

	$5,374,890	$4,197,051	$13,952,186	$10,664,513

Net Income per unit	$0.94	$0.73	$2.43	$1.85

See Notes to Unaudited Consolidated Financial Statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
PARTNERS’ EQUITY — JANUARY 1	$59,055,110	$55,927,996

Net income	13,952,186	10,664,513

Cash distributions ($2.00 per Unit in 2005 and $1.75 per Unit in 2004)	(11,499,748)	(10,100,316)

Repurchase Right — Units tendered	(234,194)	(296,881)

PARTNERS’ EQUITY — SEPTEMBER 30	$61,273,354	$56,195,312

See Notes to Unaudited Consolidated Financial Statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,952,186	$10,664,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,807,836	3,678,618
Abandonment of oil and gas properties	—	30,000
Gain on sale of property and equipment	(4,086)	—
Changes in assets and liabilities:
Accounts receivable	1,352,697	347,877
Other current assets	2,988	36,137
Other assets	40,915	8,130
Accounts payable	58,708	(47,174)
Accrued expenses	(95,380)	(75,898)

Total adjustments	5,163,678	3,977,690

Net cash provided by operating activities	19,115,864	14,642,203

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	109,106	102,042
Advances disbursed to employees	(145,114)	(73,918)
Purchase of property and equipment	(4,045,892)	(4,617,512)
Proceeds on sale of property and equipment and other assets	10,500	—

Net cash used by investing activities	(4,071,400)	(4,589,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(11,499,748)	(10,100,316)
Repurchase of units	(234,194)	(296,881)

Net cash used by financing activities	(11,733,942)	(10,397,197)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	3,310,522	(344,382)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	8,020,521	9,598,801

CASH AND EQUIVALENTS AT END OF THIRD QUARTER	$11,331,043	$9,254,419

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	—
Income taxes	40,000	60,000
See Notes to Unaudited Consolidated Financial Statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	Organization and Summary of Significant Accounting Policies
A.	Interim Financial Statements — The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

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

C.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

D.	Asset Retirement Obligations — The Company accounts for its estimated plugging and abandonment of oil and gas properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2005 and 2004:

	Asset Retirement Obligations
	Nine Months Ended September 30,
	2005	2004
Beginning of period	$1,267,223	$1,134,685
Liabilities incurred	20,000	30,000
Liabilities settled	—	—
Accretion	96,000	79,000

Total	$1,383,223	$1,243,685

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,674,678 and 5,685,475 for the three and nine months ended September 30, 2005, respectively, and 5,690,874 and 5,706,784 for the three and nine months ended September 30, 2004, respectively.

F.	New Accounting Standard — In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This Interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this Interpretation.

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
drilling was completed, for companies who use the successful efforts method of accounting, under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP 19-1 is effective for the first reporting period beginning after April 4, 2005. The Company adopted the new requirements for the period ended June 30, 2005. The adoption of FAS 19-1 did not have a material impact on our consolidated financial position or results of operations.
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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that he elects to exercise the Repurchase Right and have Everflow acquire certain or all of his Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2004 calculation, is $14.46 per Unit, net of the distributions ($1.00 per Unit in total) made in January and April 2005. The repurchase of Units in the amount of $234,194 was paid in July 2005.

Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

	Calculated
	Price for	Less		# of	Units Out-standing
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase
2001	$10.35	$.625	$9.73	117,488	5,771,174
2002	$6.16	$.500	$5.66	22,401	5,748,773
2003	$8.94	$.500	$8.44	34,034	5,714,739
2004	$13.44	$1.000	$12.44	23,865	5,690,874
2005	$15.46	$1.000	$14.46	16,196	5,674,678

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4.	Gas Purchase Agreements
The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.22 to $9.78 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $7.27 to $10.28 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Note 5.	Commitments and Contingencies
Everflow paid a quarterly dividend in October 2005 of $.50 per Unit to unitholders of record on September 30, 2005. The distribution amounted to approximately $2,900,000.

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

Part I: Financial Information
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
(Amounts in Thousands)	Amount	%	Amount	%
Working capital	$14,525	23%	$12,498	21%
Property and equipment (net)	47,948	77	47,600	79
Other	83	—	124	—

Total	$62,556	100%	$60,222	100%

Long-term liabilities	$1,283	2%	$1,167	2%
Partners’ equity	61,273	98	59,055	98

Total	$62,556	100%	$60,222	100%

     Working capital of $14.5 million as of September 30, 2005 represented an increase of approximately $2.0 million from December 31, 2004 due primarily to an increase in cash and equivalents. This increase was partially offset by decreases in production receivable resulting from timing differences between the periods in the receipt of production revenues.
     Prior to 2004, the Company had a revolving credit facility. The Company had no borrowings in 2004 or 2005 and no principal indebtedness was outstanding as of November 14, 2005. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to approximately $2.9 million in October 2005.
     The Company’s cash flow from operations before the change in working capital increased $3.4 million, or 24%, during the nine months ended September 30, 2005 as compared to the same period in 2004. Changes in working capital other than cash and equivalents increased cash by $1.4 million during the nine months ended September 30, 2005 and $269,000 during the nine months ended September 30, 2004 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.

     Cash flows provided by operating activities was $19.1 million for the nine months ended September 30, 2005. Cash was primarily used in investing and financing activities to purchase property and equipment, repurchase Units and pay quarterly distributions.
     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
     The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.22 to $9.78 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $7.27 to $10.28 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2005 and 2004. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
Oil and gas sales	98%	98%	98%	98%
Well management and operating	2	2	2	2

Total Revenues	100	100	100	100
Expenses:
Production costs	12	13	11	13
Well management and operating	1	1	1	1
Depreciation, depletion and amortization	17	20	18	20
General and administrative	4	5	5	6
Other	(1)	—	(1)	—

Total Expenses	33	39	34	40

Net Income	67%	61%	66%	60%

     Revenues for the three and nine months ended September 30, 2005 increased $1.2 and $3.4 million, respectively, compared to the same periods in 2004. These increases were due primarily to increases in oil and gas sales during the three and nine months ended September 30, 2005 compared to the same periods in 2004.
     Oil and gas sales increased $1.2 million, or 18%, during the three months ended September 30, 2005 compared to the same period in 2004. Oil and gas sales increased $3.4 million, or 19%, during the nine months ended September 30, 2005 compared to the same period in 2004. These increases are the result of higher natural gas and crude oil prices during the three and nine months ended September 30, 2005 compared to the same periods in 2004.
     Production costs increased $80,000, or 9%, during the three months ended September 30, 2005 compared to the same period in 2004. Production costs increased $140,000, or 6%, during the nine months ended September 30, 2005 compared to the same period in 2004. The increase is the result of higher operating costs primarily from an increase in the number of producing properties during the three and nine months ended September 30, 2005.
     Depreciation, depletion and amortization increased $30,000, or 2%, during the three months ended September 30, 2005 compared to the same period in 2004. Depreciation, depletion and amortization increased $112,000, or 3%, during the nine months ended

September 30, 2005 compared to the same period in 2004. The primary reason for these increases is the result of an increase in the number of producing properties during the three and nine months ended September 30, 2005 compared to the same periods in 2004.
     Abandonment and write down of oil and gas properties decreased $10,000 and $30,000 during three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. A reduction in leasehold abandonments is primarily responsible for these decreases.
     General and administrative expenses increased $19,000, or 6%, during the three months ended September 30, 2005 compared with the same period in 2004. General and administrative expenses increased $9,000, or 1%, during the nine months ended September 30, 2005 compared to the same period in 2004. The primary reasons for these increases is due to higher overhead expenses associated with ongoing administration.
     Net other income increased $100,000 and $153,000 during the three and nine months ended September 30, 2005 compared to the same period in 2004. These increases are primarily the result of increases in interest income earned on cash and equivalent balances.
     The Company reported net income of $5.4 million, an increase of $1.2 million, or 28%, during the three months ended September 30, 2005 compared to the same period in 2004. The Company reported net income of $14.0 million, an increase of $3.3 million, or 31%, during the nine months ended September 30, 2005 compared to the same period in 2004. The primary reason for the increases in net income was increased oil and gas sales during the three and nine months ended September 30, 2005. Net income represented 67% and 61% of total revenues during the three months ended September 30, 2005 and 2004, respectively. Net income represented 66% and 60% of total revenues during the nine months ended September 30, 2005 and 2004, respectively.
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

Part II. Other Information
Item 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc,
General Partner

	By:	everflow management corporation
Managing Member

	By:	/s/ William A. Siskovic

November 14, 2005		William A. Siskovic
Vice President and
Principal Financial Accounting Officer
(Duly Authorized Officer)