Form 10-K
period 2005-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2006-03-31
CIK 868082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-19279
EVERFLOW EASTERN PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1659910 (I.R.S. Employer Identification No.)

585 West Main Street
P.O. Box 629
Canfield, Ohio (Address of principal executive offices)	44406 (Zip Code)
Registrant’s telephone number, including area code: 330-533-2692
Securities registered pursuant to Section 12(b) of the Act.

Name of each exchange
Title of each class	on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Exchange Act Rule 12b-2. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
There were 4,407,908 Units of limited partnership interest held by non-affiliates of the Registrant as of March 20, 2006. At June 30, 2005, there was no public market for the Registrant’s Units of Limited Partnership Interest. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of December 31, 2005.

PART I
ITEM 1. BUSINESS
Introduction
          Everflow Eastern Partners, L.P. (the “Company”), a Delaware limited partnership, engages in the business of oil and gas acquisition, exploration, development and production. The Company was formed for the purpose of consolidating the business and oil and gas properties of Everflow Eastern, Inc., an Ohio corporation (“EEI”), and the oil and gas properties owned by certain limited partnerships and working interest programs managed or operated by EEI (the “Programs”). Everflow Management Limited, LLC (the “General Partner”), an Ohio limited liability company, is the general partner of the Company.
          Exchange Offer. The Company made an offer (the “Exchange Offer”) to acquire the common shares of EEI (the “EEI Shares”) and the interests of investors in the Programs (collectively the “Interests”) in exchange for units of limited partnership interest (the “Units”). The Exchange Offer was made pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on December 19, 1990 (the “Registration Statement”) and the Prospectus dated December 19, 1990, as filed with the Commission pursuant to Rule 424(b).
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
General
          This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. All statements that address operating performance, events or developments that the Company anticipates will occur in the future, including statements related to future revenue, profits, expenses, and income or statements expressing general optimism about future results, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to the safe harbors created in the Exchange Act.
          Factors that may cause differences in the Company’s actual results versus results discussed in forward-looking statements include, but are not limited to, the competition within the oil and gas industry, the price of oil and gas in the Appalachian Basin area, the number of Units tendered pursuant to the Repurchase Right (as defined under Item 5 Registrant’s Common Equity and Related Stockholder Matters) and the ability to locate productive oil and gas prospects for development by the Company. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Description of the Business
          General. The Company has participated on an on-going basis in the acquisition and development of undeveloped oil and gas properties and has pursued the acquisition of producing oil and gas properties.
          Subsidiaries. The Company has two subsidiaries. EEI was organized as an Ohio corporation in February 1979 and, since the consummation of the Exchange Offer, has been a wholly-owned subsidiary of the Company. EEI is engaged in the business of oil and gas production and maintains a leasehold inventory from which the Company selects prospects for development.
          A-1 Storage of Canfield, Ltd. (“A-1 Storage”) was organized as an Ohio limited liability company in late 1995 and is 99% owned by the Company and 1% owned by EEI. A-1 Storage’s business includes leasing of office space to the Company as well as rental of storage units to non-affiliated parties.
          Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing Proved Reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 92% of the estimated total future cash inflows related to the Company’s oil and gas reserves as of December 31, 2005 are attributable to natural gas reserves. The substantial majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.
          The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of 342 (net) wells. The Company serves as the operator of approximately 67% of the gross wells and 81% of the net wells which comprise the Company’s properties.
          The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may from time to time sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.
          Business Plan. The Company continually evaluates whether the Company can develop oil and gas properties at historical levels given the current costs of drilling and development activities, the current prices of oil and gas, and the Company’s experience with regard to finding oil and gas in commercially productive quantities. The Company has increased its level of activity in the development of oil and gas properties in recent years. The Company intends to continue to evaluate alternatives to maximize value for its Unitholders. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”
          Acquisition of Prospects. The Company, through its wholly-owned subsidiary EEI, maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. EEI makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2005, EEI’s current leasehold inventory consists of approximately 13 prospects in various stages of maturity representing approximately 255 net acres under lease.
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
          Funding for Activities. The Company finances its current operations, including undeveloped leasehold acquisition activities, through cash generated from operations. See

“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Results of Operations.”
          The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI have had no borrowings during 2005 and no principal indebtedness was outstanding as of March 20, 2006. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”
          Although the Company’s Agreement of Limited Partnership dated as of September 14, 1990 (the “Partnership Agreement”) does not contain any specific restrictions on borrowings, the Company has no specific plans to borrow for the acquisition of producing oil and gas properties. The Company expects that borrowings may be made to enable it to repurchase any Units tendered in connection with the Repurchase Right. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”
          The Company has a substantial amount of oil and gas reserves. The Company generally would not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows), although there can be no assurance that circumstances would not lead to the necessity of borrowings in excess of this amount. Based upon its current business plan, management has no present intention to have the Company borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 2005, which aggregate $188,263,000 (Standardized Measure of Discounted Future Net Cash Flows) with no bank debt outstanding as of December 31, 2005.
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
          Oil. Any oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. All posted prices in the areas where the Company’s properties are located are generally somewhat lower than the spot market prices, although there have been substantial fluctuations in crude oil prices in recent years.
          The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $66.25 in August 2005. As of March 20, 2006, the posted field price in the Appalachian Basin area, the Company’s principal area of operation, was $59.00 per barrel of oil. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”) and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company’s revenues from oil production will be reduced accordingly.
          Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.
          Natural Gas. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption brought about a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period 2002 through 2005, shortages in natural gas supplies once again have resulted from increased energy consumption due to harsh weather conditions. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.
          Over the ten years prior to 2002, the Company had followed a practice of selling a significant portion of its natural gas pursuant to Intermediate Term Adjustable Price Gas Purchase Agreements (the “East Ohio Contracts”) with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, Dominion was obligated to purchase, and the Company was obligated to sell, all natural gas production from a specified list of wells (the “Contract Wells”). Pricing under the East Ohio Contracts was adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in Dominion’s average Gas Cost Recovery (“GCR”) rates.

          Since 2002, the Company has numerous short-term contracts, which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with Dominion follows:

	Jan	Feb	Mar	Apr	May	Jun
	2006	2006	2006	2006	2006	2006
MCF	140,000	140,000	140,000	90,000	90,000	130,000
Price	$7.65	$7.65	$7.65	$7.45	$7.45	$7.21

	Jul	Aug	Sep	Oct	Nov	Dec
	2006	2006	2006	2006	2006	2006
MCF	90,000	90,000	90,000	90,000	140,000	120,000
Price	$7.45	$7.45	$7.45	$7.45	$10.21	$9.89

	Jan	Feb	Mar	Apr	May	Jun
	2007	2007	2007	2007	2007	2007
MCF	120,000	120,000	120,000	80,000	80,000	100,000
Price	$9.89	$9.89	$9.89	$9.78	$9.78	$9.81

	Jul	Aug	Sep	Oct
	2007	2007	2007	2007
MCF	80,000	80,000	80,000	80,000
Price	$9.78	$9.78	$9.78	$9.78

          Since 2002, the Company also has a short-term contract with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of the significant gas purchase contract, including weighted average pricing provisions, with IGS follows:

	Jan	Feb	Mar	Apr	May	Jun
	2006	2006	2006	2006	2006	2006
MCF	80,000	80,000	80,000	60,000	60,000	80,000
Price	$7.76	$7.76	$7.76	$7.49	$7.49	$7.27

	Jul	Aug	Sep	Oct	Nov	Dec
	2006	2006	2006	2006	2006	2006
MCF	60,000	60,000	60,000	60,000	90,000	70,000
Price	$7.49	$7.49	$7.49	$7.49	$10.75	$10.40

	Jan	Feb	Mar	Apr	May	Jun
	2007	2007	2007	2007	2007	2007
MCF	70,000	70,000	70,000	40,000	40,000	60,000
Price	$10.40	$10.40	$10.40	$9.57	$9.57	$9.57

	Jul	Aug	Sep	Oct
	2007	2007	2007	2007
MCF	40,000	40,000	40,000	40,000
Price	$9.57	$9.57	$9.57	$9.57
          As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. Natural gas sold under these contracts in excess of the locked in prices are sold at the month’s closing price plus basis adjustments, as per the contracts. As of December 31, 2005, natural gas purchased by Dominion covers production from approximately 490 gross wells, while natural gas purchased by IGS covers production from approximately 220 gross wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Inflation and Changes in Prices.”
          For the year ended December 31, 2005, with the exception of Dominion and IGS, which accounted for approximately 48% and 20%, respectively, of the Company’s natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company’s gas sales. The Company expects that Dominion and IGS will be the only material natural gas customers for 2006.
Seasonality
          During summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. These production restrictions, and the nature of the Company’s business, result in seasonal fluctuations in the Company’s revenue, with the Company receiving more income in the first and fourth quarters of its fiscal year.

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
Competition
          The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from major and independent oil companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many of the Company’s competitors have financial resources, personnel and facilities substantially greater than those of the Company.
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
          There is also extensive competition in the market for gas produced by the Company. Decreases in worldwide energy production capability and increases in energy consumption have brought about a shortage in energy supplies recently. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, at times there has been volatility in oil and gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See “Marketing” above.

          Gas prices, which were once effectively determined by government regulations, are now influenced largely by the effects of competition. Competitors in this market include other producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies.
Regulation of Oil and Gas Industry
          The exploration, production and sale of oil and natural gas are subject to numerous state and federal laws and regulations. Such laws and regulations govern a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, marketing, pricing and protection of the environment. Such regulations may restrict the rate at which the Company’s wells produce oil and natural gas below the rate at which such wells could produce in the absence of such regulations. In addition, legislation and regulations concerning the oil and gas industry are constantly being reviewed and proposed. Ohio and Pennsylvania, the states in which the Company owns properties and operates, have statutes and regulations governing a number of the matters enumerated above. Compliance with the laws and regulations affecting the oil and gas industry generally increases the Company’s costs of doing business and consequently affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.
          The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the “FERC”) under the Natural Gas Act of 1938 (“NGA”). The wellhead price of natural gas is also regulated by FERC under the authority of the Natural Gas Policy Act of 1978 (“NGPA”). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the “Decontrol Act”) was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, FERC recently has adopted and proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority will be sold to Dominion as discussed earlier.
          As a result of the NGPA and the Decontrol Act, the Company’s gas production is no longer subject to price regulation. Gas which has been removed from price regulation is subject only to that price contractually agreed upon between the producer and purchaser. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings originally prescribed by the NGPA. FERC has proposed and enacted several rules or orders concerning transportation and marketing of natural gas. In 1992, the FERC finalized Order 636, a rule pertaining to the restructuring of interstate pipeline services. This rule requires interstate pipelines to unbundle transportation and sales services by separately pricing the various components of their services, such as supply, gathering, transportation and sales. These pipeline companies are required to provide customers only the specific service desired without regard to the source for the purchase of the gas. Although the Company is not an interstate pipeline, it is likely that this regulation may indirectly impact the Company by increasing competition in the marketing of natural gas, possibly resulting in an erosion of the premium price historically available for Appalachian natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted.
          Regulation of the production, transportation and sale of oil and gas by federal and state agencies has a significant effect on the Company and its operating results. Certain states, including Ohio and Pennsylvania, have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning the spacing of wells.
Environmental Regulation
          The activities of the Company are subject to various federal, state and local laws and regulations designed to protect the environment. The Company does not conduct activities offshore. Operations of the Company on onshore oil properties may generally be liable for clean-up costs to the federal government under the Federal Clean Water Act for up to $50,000,000 for each incident of oil or hazardous pollution substance and for up to $50,000,000 plus response costs under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) for hazardous substance contamination. Liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages with respect to claims by the state or private persons or entities. In addition, the Company is required by the Environmental Protection Agency (“EPA”) to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters; and the EPA will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals may also be needed with respect to waste-water discharges and air pollutant emissions. Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Such enforcement liabilities can result from prosecution by public or private entities.
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
Operating Hazards and Uninsured Risks
          The Company’s oil and gas operations are subject to all operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual formations and pressures, blow-outs, environmental pollution and personal injury. The Company maintains such insurance coverage as it believes to be appropriate taking into account the size of the Company and its operations. Losses can occur from an uninsurable risk or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact on the Company’s revenues and earnings.

          In certain instances, the Company may continue to engage in exploration and development operations through drilling programs formed with non-industry investors. In addition, the Company also will conduct a significant portion of its operations with other parties in connection with the drilling operations conducted on properties in which it has an interest. In these arrangements, all joint interest parties, including the Company, may be fully liable for their proportionate share of all costs of such operations. Further, if any joint interest party defaults on its obligations to pay its share of costs, the other joint interest parties may be required to fund the deficiency until, if ever, it can be collected from the defaulting party. As a result of the foregoing or similar oilfield circumstances, the Company could become liable for amounts significantly in excess of amounts originally anticipated to be expended in connection with such operations. In addition, financial difficulty for an operator of oil and gas properties could result in the Company’s and other joint interest owners’ interests in properties and the wells and equipment located thereon becoming subject to liens and claims of creditors, notwithstanding the fact that non-defaulting joint interest owners and the Company may have previously paid to the operator the amounts necessary to pay their share of such costs and expenses.
Conflicts of Interest
          The Partnership Agreement grants the General Partner broad discretionary authority to make decisions on matters such as the Company’s acquisition of or participation in a drilling prospect or a producing property. To limit the General Partner’s management discretion might prevent it from managing the Company properly. However, because the business activities of the affiliates of the General Partner on the one hand and the Company on the other hand are the same, potential conflicts of interest are likely to exist, and it is not possible to completely mitigate such conflicts.
          The Partnership Agreement contains certain restrictions designed to mitigate, to the extent practicable, these conflicts of interest. The agreement restricts, among other things, (i) the cost at which the General Partner or its affiliates may acquire properties from or sell properties to the Company; (ii) loans between the General Partner, its affiliates and the Company, and interest and other charges incurred in connection therewith; and (iii) the use and handling of the Company’s funds by the General Partner.
Employees
          As of March 20, 2006, the Company had fifteen full-time and three part-time employees. These employees primarily are engaged in the following areas of business operations: three in land and lease acquisition, five in field operations, five in accounting, and five in administration.
ITEM 1A. RISK FACTORS
Natural gas and crude oil prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business.
          The Company’s revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, crude oil. Lower commodity prices may reduce the amount of natural gas and crude oil that we can produce economically. Historically, natural gas and crude oil prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. Because our reserves are predominantly natural gas, changes in natural gas prices may have a particularly large impact on our financial results.
          Prices for natural gas and crude oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and crude oil, market uncertainty and a variety of additional factors that are beyond our control. These factors include:
•	the level of consumer product demand;

•	weather conditions;

•	political conditions in natural gas and crude oil producing regions, including the Middle East;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the price of foreign imports;

•	actions of governmental authorities;

•	pipeline capacity constraints;

•	inventory storage levels;

•	domestic and foreign governmental regulations;

•	the price, availability and acceptance of alternative fuels; and

•	overall economic conditions.
          These factors and the volatile nature of the energy markets make it impossible to predict with any certainty the future prices of natural gas and crude oil. If natural gas prices decline significantly for a sustained period of time, the lower prices may adversely affect our ability to make planned expenditures, including capital expenditures and cash distributions.
Drilling natural gas and crude oil wells is a high-risk activity.
          Our growth is materially dependent upon the success of our drilling program. Drilling for natural gas and crude oil involves numerous risks, including the risk that no commercially productive natural gas or crude oil reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:
•	unexpected drilling conditions, pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.
          Our future drilling activities may not be successful and, if unsuccessful, such failure will have an adverse effect on our future results of operations and financial condition. Our overall drilling success rate or our drilling success rate for activity within a particular geographic area may decline. We may ultimately not be able to lease or drill identified or budgeted prospects within our expected time frame, or at all. We may not be able to lease or drill a particular prospect because, in some cases, we identify a prospect or drilling location before seeking an option or lease rights in the prospect or location. Similarly, our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted wells will be dependent on a number of factors, including:
•	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;

•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and crude oil and the availability of drilling rigs and crews;

•	our financial resources and results; and

•	the availability of leases and permits on reasonable terms for the prospects.
          These projects may not be successfully developed and the wells, if drilled, may not encounter reservoirs of commercially productive natural gas or crude oil.
Reserve estimates depend on many assumptions that may prove to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions could cause the quantities and net present value of our reserves to be overstated.
          Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process of estimating quantities of proved reserves is complex and inherently uncertain, and the reserve data included in this document are only estimates. The process relies on interpretations of available geologic, geophysic, engineering and production data. As a result, estimates of different engineers may vary. In addition, the extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as natural gas and crude oil prices. Additional assumptions include drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the persons preparing the estimate.
          Results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates often vary from the quantities of natural gas and crude oil that are ultimately recovered, and such variances may be material. Any significant variance could reduce the estimated quantities and present value of our reserves.
          You should not assume that the present value of future net cash flows from our proved reserves is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and crude oil industry in general.
Our future performance depends on our ability to find or acquire additional natural gas and crude oil reserves that are economically recoverable.
          In general, the production rate of natural gas and crude oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Unless we successfully replace the reserves that we produce, our reserves will decline, eventually resulting in a decrease in natural gas and crude oil production and lower revenues and cash flow from operations. Our future natural gas and crude oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. We may not be able to replace reserves through our acquisition and development activities. Low natural gas and crude oil prices may further limit the kinds of reserves that we can develop economically. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures.
          Development activities involve numerous risks that may result in dry holes, the failure to produce natural gas and crude oil in commercial quantities and the inability to fully produce discovered reserves.
          We are continually identifying and evaluating opportunities to acquire natural gas and crude oil properties. We may not be able to successfully consummate any acquisition, to acquire producing natural gas and crude oil properties that contain economically recoverable reserves, or to integrate the properties into our operations profitably.

We may incur substantial impairment write-downs.
          If reserve estimates of the recoverable reserves in a property are revised downward, if development costs exceed previous estimates or if natural gas and crude oil prices decline, we may be required to record additional non-cash impairment write-downs in the future, which would result in a negative impact to our financial position. We annually review our proved oil and gas properties for impairment on a depletable unit basis. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis. Fair value is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value.
          Management’s assumptions used in calculating oil and gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, impacting our net income or loss and our basis in the related asset. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property’s fair value. Additionally, as management’s views related to future prices change, the change will affect the estimate of future net cash flows and the fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.
We face a variety of hazards and risks that could cause substantial financial losses.
          Our business involves a variety of operating risks, including:
•	blowouts, surface cratering and explosions;

•	mechanical problems;

•	uncontrolled flows of natural gas, crude oil or well fluids;

•	fires;

•	formations with abnormal pressures;

•	pollution and other environmental risks; and

•	natural disasters.
          Our operation of natural gas gathering and pipeline systems also involves various risks, including the risk of explosions and environmental hazards caused by pipeline leaks and ruptures. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase these risks. As part of our normal maintenance program, we have identified certain segments of our pipelines that we believe periodically require repair, replacement or additional maintenance.
          In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. We do not carry business interruption insurance. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial position and results of operations.
We have limited control over the activities on properties we do not operate.
          Other companies operate some of the properties in which we have an interest. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
Terrorist activities and the potential for military and other actions could adversely affect our business.
          The threat of terrorism and the impact of military and other action have caused instability in world financial markets and could lead to increased volatility in prices for natural gas and oil, all of which could adversely affect the markets for our operations. Future acts of terrorism could be directed against companies operating in the United States. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of terrorist organizations. These developments have subjected our operations to increased risk and, depending on their ultimate magnitude, could have a material adverse effect on our business.
Our ability to sell our natural gas and crude oil production could be materially harmed if we fail to obtain adequate services such as transportation and processing.
          The sale of our natural gas and crude oil production depends on a number of factors beyond our control, including the availability and capacity of transportation and processing facilities. Our failure to obtain these services on acceptable terms could materially harm our business.
Competition in our industry is intense, and many of our competitors have substantially greater financial and technological resources than we do, which could adversely affect our competitive position.
          Competition in the natural gas and crude oil industry is intense. Major and independent natural gas and crude oil companies actively bid for desirable natural gas and crude oil properties, as well as for the equipment and labor required to operate and develop these properties. Our competitive position is affected by price, contract terms and quality of service, including pipeline connection times, distribution efficiencies and reliable delivery record. Many of our competitors have financial and technological resources and exploration and development budgets that are substantially greater than ours. These companies may be able to pay more for exploratory projects and productive natural gas and crude oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry.
The loss of key personnel could adversely affect our ability to operate.
          Our operations are dependent upon a relatively small group of key management and technical personnel, and one or more of these individuals could leave our employment. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on us. In addition, our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced professionals. Competition for experienced professionals is extremely intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.
We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business.
          Our operations are subject to extensive federal, state and local laws and regulations, including tax laws and regulations and those relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. These laws and regulations can adversely affect the cost, manner or feasibility of doing business. Many laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both. These laws and regulations have increased the costs of planning, designing, drilling, installing and operating natural gas and oil facilities. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. Risks of substantial costs and liabilities related to environmental compliance issues are inherent in natural gas and crude oil operations. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from natural gas and crude oil production, would result in substantial costs and liabilities.
Members of our management team own a significant number of partnership units, giving them influence or control, and the interests of these individuals could differ from those of other unitholders.
          Members of our management team beneficially own approximately 22% of our outstanding units as of March 20, 2006. In addition these same members control the general partner of the Company with 100% of the ownership. As a result, these unitholders are in a position to significantly influence or control the outcome of matters requiring a unitholder vote, including the election of directors, the adoption of an amendment to the articles of incorporation or bylaws of the managing general partner and the approval of mergers and other significant transactions. Their control of the Company may delay or prevent a change of control of the Company and may adversely affect the voting and other rights of other unitholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          Set forth below is certain information regarding the oil and gas properties of the Company which are located in the Appalachian Basin of Ohio and Western Pennsylvania.
          In the following discussion, “gross” refers to the total acres or wells in which the Company has a working interest and “net” refers to gross acres or wells multiplied by the Company’s percentage of working interests therein. Because royalty interests held by the Company will not affect the Company’s working interests in its properties, neither gross nor net acres or wells reflect such royalty interests.
          Proved Reserves.(1) The following table reflects the estimates of the Company’s Proved Reserves which are based on the Company’s report as of December 31, 2005.

	Oil (BBLS)	Gas (MCF)
Proved Developed	803,000	51,043,000
Proved Undeveloped	—	—

Total	803,000	51,043,000

(1)	The Company has not determined proved reserves associated with its proved undeveloped acreage which are not deemed significant at December 31, 2005. A reconciliation of the Company’s proved reserves is included in the Notes to the Financial Statements.
          Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2005, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

(Thousands)
Future cash inflows from sales of oil and gas	$566,186
Future production and development costs	139,946
Future asset retirement obligations, net of salvage	9,145
Future income tax expense	8,997

Future net cash flows	408,098
Effect of discounting future net cash flows at 10% per annum	219,835

Standardized measure of discounted future net cash flows	$188,263

(1)	See the Notes to the Financial Statements for additional information.

          Production. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCF)	per BBL	per MCF	per Equivalent MCF (1)
2005	72,000	3,878,000	$52.40	$7.42	$.83
2004	72,000	3,932,000	37.98	5.68	.69
2003	76,000	4,053,000	27.93	4.73	.63

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).
          Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2005.

Gross Wells			Net Wells
Oil(1)	Gas(1)	Total	Oil(1)	Gas(1)	Total

76	1,143	1,219	52	754	806

(1)	Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.
          Acreage. The Company had approximately 53,000 gross developed acres and 36,000 net developed acres as of December 31, 2005. Developed acreage is that acreage assignable to productive wells. The Company had approximately 255 gross and net proved undeveloped acres as of December 31, 2005.

          Drilling Activity. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net
2005	54	18.16	2	.46
2004	75	33.20	2	.70
2003	46	18.87	—	—

(1)	All wells are located in the United States. All wells are development wells; no exploratory wells were drilled.
          Present Activities. The Company has drilled 4 gross and .80 net development wells since December 31, 2005. As of March 20, 2006, the Company had 1 gross and .23 net wells in the process of being drilled.
          Delivery Commitments. The Company entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise approximately 68% of the Company’s natural gas sales. In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis throughout the term of the contracts.
          Company Headquarters. The Company owns an approximately 5,400 square foot building located in Canfield, Ohio.
ITEM 3. LEGAL PROCEEDINGS
          There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          During the fourth quarter of the fiscal year ended December 31, 2005, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market
          There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 2006, there were 5,674,678 Units held by 1,410 holders of record.
Distribution History
          The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total cash distributions of $2.25 and $2.50 per Unit during 2004 and 2005, respectively. Based upon the current number of Units outstanding, each quarterly distribution of $0.125 per Unit would be approximately $718,000. The Company made a quarterly distribution of $0.75 per Unit in January 2006 and currently intends to make a quarterly distribution of $0.75 per Unit in April 2006 and quarterly distributions of at least $0.125 per Unit in July and October 2006.
Repurchase Right
     The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company that the Unitholder elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 34,034, 23,865 and 16,196 of its Units of limited partnership interest at a price of $8.44, $12.44 and $14.46 per Unit pursuant to the terms of the Company’s Offers to Purchase dated April 30, 2003, 2004 and 2005, respectively. See Note 3 in the Company’s financial statement for additional information on the Repurchase Right.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003(2)	2002	2001

Revenue	$33,114,351	$25,670,760	$21,834,446	$16,757,418	$16,261,220
Net Income	22,968,275	16,403,297	11,951,300	8,004,090	7,842,162
Net Income Per Unit	3.99	2.84	2.06	1.37	1.33
Total Assets	71,329,497	61,481,489	58,136,578	52,579,304	52,254,265
Debt (1)	—	—	—	—	512,014
Cash Distributions Per Unit	2.50	2.25	1.25	1.25	1.50

(1)	Debt includes the Company’s long-term debt and borrowings under the Company’s revolving credit facility.

(2)	See Note 1G to the consolidated financial statements. The cumulative effect of change in accounting principle was $471,545.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
          The Company was organized in September 1990 as a limited partnership under the laws of the State of Delaware. Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of the Company. The Company was formed to engage in the business of oil and gas acquisition, exploration, development and production through a proposed consolidation of the business and oil and gas properties of EEI, and the oil and gas properties owned by certain limited partnerships and working interest programs managed or operated by the Programs.
          Effective February 15, 1991, pursuant to the Exchange Offer to acquire the EEI shares and the Interests in exchange for Units of the Company’s limited partnership interest, the Company acquired the Interests and the EEI Shares and EEI became a wholly-owned subsidiary of the Company.
          The General Partner is a limited liability company. The members of the General Partner are Everflow Management Corporation, an Ohio corporation (“EMC”), two individuals who are currently directors and/or officers of EEI, Thomas L. Korner and William A. Siskovic, and Sykes Associates, LLC, a New York limited liability company controlled by Robert F. Sykes, the Chairman of the Board of EEI.
Liquidity and Capital Resources
Financial Position
          Working capital surplus of $19.5 million as of December 31, 2005 represented a $7.0 million increase from December 31, 2004 due primarily to a increase in cash and equivalents of $5.4 million and an increase in accounts receivable from oil and gas production of $2.5 million during 2005. Accounts receivable from employees and joint venture partners increased $83,000 and $14,000, respectively, and accounts payable and accrued expenses increased $848,000 and $149,000, respectively.
          The Company had a revolving credit facility with Bank One, N.A. that expired May 31, 2003. The Company had no borrowings in 2004 or 2005. The Company anticipates entering into a commitment for a new line of credit agreement in the event funds are needed for the purpose of funding the annual repurchase right. The Company expects to have more than $13 million of cash available to fund the Repurchase Right. The additional financing may be required in the event the Repurchase Right is fully subscribed and cash flows do not meet anticipated levels. Cash flows were used to pay for the funding of the Company’s investment in and the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 16,196 Units at a price of $14.46 per Unit on June 30, 2005. The Company also used cash flows to make cash distributions, which totaled $14.4 million.
          The following table summarizes the Company’s financial position at December 31, 2005 and December 31, 2004:

	December 31, 2005		December 31, 2005
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$19,459	28	$12,498	21%
Property and equipment (net)	49,503	72	47,600	79
Other	111	—	124	—

Total	$69,073	100%	$60,222	100%

Long-term liabilities	$1,655	2%	$1,167	2%
Deferred income taxes	—	—	—	—
Partners’ equity	67,418	98	59,055	98

Total	$69,073	100%	$60,222	100%

Cash Flows from Operating, Investing and Financing Activities
          The Company generated almost all of its cash sources from operating activities. During the years ended 2005 and 2004, cash provided by operations was used to fund the development of additional oil and gas properties, repurchase of Units pursuant to the Repurchase Right and distributions to partners.

          The following table summarizes the Company’s Statements of Cash Flows for the years ended December 31, 2005 and 2004:

	2005		2004
	Dollars	%	Dollars	%
	(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$22,968	82%	$16,403	72%
Adjustments	5,075	18	4,748	21

Cash flow from operations before working capital changes	28,043	100	21,151	93
Changes in working capital	(1,614)	(6)	(1,492)	(7)

Net cash provided by operating activities	26,429	94	19,659	86

Investing Activities:
Proceeds received on receivables from employees	41	—	42	—
Advances disbursed to employees	(124)	—	(39)	—
Purchase of property and equipment	(6,401)	(23)	(7,964)	(35)
Proceeds on sale of property and equipment and other assets	11	—	—	—

Net cash used by investing activities	(6,473)	(23)	(7,961)	(27)

Financing Activities:
Distributions	(14,371)	(51)	(12,979)	(57)
Repurchase and retirement of Units	(234)	(1)	(297)	(1)

Net cash used by financing activities	(14,605)	(52)	(13,276)	(58)

Net increase (decrease) in cash and equivalents	$5,351	19	$(1,578)	(7)

Note:	All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.
          As the above table indicates, the Company’s cash flow from operations before working capital changes during the twelve months of 2005 and 2004 represented 100% and 93% of total cash sources, respectively. Changes in working capital other than cash and equivalents decreased cash by $1.6 million during 2005 and decreased cash by $1.5 million during 2004. The primary reason for these decreases was the increase in accounts receivable at December 31,

2005 and December 31, 2004 resulting from increases in natural gas and crude oil prices. Total production revenues receivable as of December 31, 2005 amounted to $8.2 million compared to $5.7 million at December 31, 2004.
          The Company’s cash flows used by investing activities decreased $1.5 million, or 19%, during 2005 as compared with 2004. The Company’s cash flows used by investing activities increased $3.3 million, or 73%, during 2004 as compared with 2003. The primary reason for these changes in cash flows used by investing activities in 2005 and 2004 was due to changes in the purchase of property and equipment. The purchase of property and equipment decreased $1.6 million, or 20%, during 2005 as compared with 2004. The purchase of property and equipment increased $3.1 million, or 63%, during 2004 as compared with 2003.
          The Company’s cash flows used by financing activities increased $1.3 million, or 10%, during 2005 as compared with 2004. The reasons for this increase were that distributions to Unitholders increased $1.4 million although payments on the repurchase of Units decreased $63,000 during 2005. The Company’s cash flows used by financing activities increased $5.7 million, or 76%, during 2004 as compared with 2003. The reasons for this increase were that distributions to Unitholders increased $5.7 million and payments on the repurchase of Units increased $10,000 during 2004.
          The Company’s ending cash and equivalents balance of $13.4 million at December 31, 2005, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2006. The Company has paid a quarterly distribution every quarter since July 1991. Minimum cash distributions are estimated to be $718,000 per quarter ($.125 per Unit). The Company intends to distribute $4.3 million ($.75 per Unit) in April 2006 from existing cash and equivalents.
          Capital expenditures for the development of oil and gas properties and the acquisition of undeveloped leasehold acreage have decreased during 2005 compared to 2004. The Company drilled or participated in the drilling of an additional 56 drillsites in 2005. The Company’s share of these drillsites amounts to 18.62 net developed properties. The Company’s share of proved gas reserves increased by 1.7 BCF, or 3%, between December 31, 2004 and December 31, 2005, while proved oil reserves increased by 21,000 barrels, or 3%, between December 31, 2004 and December 31, 2005. The Company continues to develop primarily natural gas fields, as represented by the discovery and addition of 1.4 BCF of natural gas versus 32,000 barrels of crude oil during 2005. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves increased by $69 million between December 31, 2004 and December 31, 2005. The primary reasons for this increase were due to the discovery of additional reserves through the development of proved oil and gas properties and increases in natural gas and crude oil prices and related upward revisions in quantities of oil and gas reserves between December 31, 2004 and December 31, 2005. Management believes the Company should be able to drill or participate in the drilling of 15 to 20 net wells each year for the next few years.
          The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 16,196, 23,865 and 34,034 Units during 2005, 2004 and 2003 pursuant to the Repurchase Right at a price of $14.46, $12.44 and $8.44 per Unit, respectively. The Repurchase Right to be conducted in 2006 will result in Unitholders being offered a price of $22.87 per Unit. The Company believes existing cash flows, including borrowing if necessary (although the Company currently has no credit facility), will be sufficient to fund the 2006 offering pursuant to the Repurchase Right if fully subscribed.
Results of Operations
          The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2005, 2004 and 2003. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,
	2005	2004	2003
Revenues:
Oil and gas sales	98%	98%	98%
Well management and operating	2	2	2

Total Revenues	100	100	100
Expenses:
Production costs	11	12	13
Well management and operating	1	1	1
Depreciation, depletion and amortization	15	18	23
Accretion expense	—	—	—
Abandonment and write down of oil and gas properties	—	—	1
General and administrative	5	6	6
Other expense (income)	(1)	(1)	(1)
Cumulative effect of accounting change	—	—	2
Income taxes	—	—	—

Total Expenses	31	36	45

Net income	69%	64%	55%

          Revenues for the year ended December 31, 2005 increased $7.4 million, or 29%, compared to the same period in 2004. Revenues for the year ended December 31, 2004 increased $3.8 million, or 18%, compared to the same period in 2003. These changes were due primarily to increases in crude oil and natural gas sales between the periods involved.
          Oil and gas sales increased $7.4 million, or 30%, from 2004 to 2005. This increase was the result of higher natural gas and crude oil prices. The average price received per MCF of natural gas increased from $5.68 to $7.42 from 2004 to 2005. Oil sales were higher due primarily to an increase in the average sales price of $37.98 to $52.40 per barrel from 2004 to 2005. The Company’s gas production decreased by 54,000 MCF and oil production remained consistent with the prior year level. Gas sales accounted for 88%, 89% and 90% of total oil and gas sales in 2005, 2004 and 2003, respectively. Oil and gas sales increased $3.8 million, or 18%, from 2003 to 2004. The primary reason for this increase in oil and gas sales between 2003 and 2004 was due to an increase in oil and gas prices. The Company’s gas production decreased by 121,000 MCF and oil production decreased by 4,000 barrels. The average price received per MCF increased from $4.73 to $5.68. The average price received per barrel increased from $27.93 to $37.98.
          Production costs increased $567,000, or 19%, and $141,000, or 5%, during 2005 and 2004, respectively. The primary reason for these increases was an increase in the number of producing wells and inflationary increases in the costs to operate and manage producing properties. Depreciation, depletion and amortization increased $246,000, or 5%, from 2004 to 2005. The primary reason for this increase is the result of higher production on oil and gas properties drilled over the past few years. These more recent properties have higher carrying values than older properties and higher depletion rates. Depreciation, depletion and amortization decreased $291,000, or 6%, from 2003 to 2004. The primary reason for this decrease was the result of an increase in oil and gas reserves that resulted from higher oil and gas pricing for estimated future production. Accretion expense increased $32,000 or 33%, from 2004 to 2005. Accretion expense increased $6,000, or 7%, from 2003 to 2004. Accretion will typically increase each year due to the Company reporting of the asset retirement obligations. Present value measurement is used to report the asset retirement obligations. So, as time passes and the retirement date approaches, the present value of the expected future cash flows will increase along with the reported amount of the asset retirement obligations.
          Well management and operating revenues decreased $5,000, or 1%, from 2004 to 2005. Well management and operating costs increased $42,000, or 23%, from 2004 to 2005. Well management and operating revenues increased $16,000, or 3%, from 2003 to 2004. Well management and operating costs decreased $36,000, or 16%, from 2003 to 2004. The reason for the increase in well management and operating costs between 2004 and 2005 was due to an increase in operating costs relating to the ongoing operations. Costs have increased following the lead of crude oil and natural gas prices.
          Abandonments of oil and gas properties increased $58,000 from 2004 to 2005 and decreased $60,000 from 2003 to 2004. These changes were attributable to abandonments of oil and gas properties, including dry hole costs.
          General and administrative expenses increased $59,000, or 4%, from 2004 to 2005, and $89,000, or 7%, from 2003 to 2004. General and administrative expenses increased in 2004 and 2005 as a result of increasing ongoing expenses of administering the Company. Legal and audit fees have increased along with salaries, employee benefits and related administrative overhead.
          Net other income amounted to $276,000, $105,000 and $141,000 in 2005, 2004 and 2003, respectively. Net other income is primarily interest earnings on the Company’s cash balances.
          The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.
          Net income increased $6.6 million, or 40%, from 2004 to 2005. Net income increased $4.5 million, or 37%, from 2003 to 2004. The increases were primarily the result of increases in oil and gas sales. Net income represented 69%, 64% and 55% of total revenues during the years ended December 31, 2005, 2004 and 2003, respectively.
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

          Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4.8 million, $4.6 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
          On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.
          The Company evaluates its oil and gas properties for impairment annually. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties.
          Management of the Company believes that the accounting estimate related to oil and gas property impairment is a “critical accounting estimate” because it is highly susceptible to change from year to year. It requires the use of oil and gas reserve estimates that are directly impacted by future oil and gas prices and future production volumes. Actual oil and gas prices have fluctuated in the past and are expected to do so in the future.
          Oil and gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions. Any increases in estimated future cash flows would have no impact on the reported value of the Company’s oil and gas properties. In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the fair value of the oil and gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the oil and gas properties. Any impairment loss would reduce property and equipment as well as total assets of the Company. An impairment loss would also decrease net income.
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
          The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates,

estimates of the external cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding plugging and abandonment requirements; and other factors. At December 31, 2005, the Company made revisions in estimates of plugging costs, discount rate, inflation rate and remaining lives of wells.
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
Inflation and Changes in Prices
          While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $66.25 in August 2005. As of March 20, 2006, the posted field price in the Appalachian Basin area, the Company’s principal area of operation, was $59.00 per barrel of oil. Although the Company’s sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since less than 10% of the Company’s total future cash inflows related to oil and gas reserves as of December 31, 2005 are comprised of oil reserves.
          Natural gas prices have also fluctuated more recently. The Company’s average price of gas during 2003 amounted to $4.73 per MCF. The Company’s average price of gas during 2004 increased $.95 to $5.68 compared to 2003. The Company’s average price of gas during 2005 increased $1.74 to $7.42 compared to 2004. The price of gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of February 2006 at $8.40 per MCF. The Company’s gas is currently sold under short-term contracts where the price is determined using current NYMEX prices. The Company at times will lock-in a monthly price over certain time periods. Excess gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price. The Company’s sales are significantly impacted by pricing instability in the natural gas market. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows increasing from $67.9 million at December 31, 2002 to $101.8 million at December 31, 2003, and then increasing to $119.1 million at December 31, 2004 and $188.3 million at December 31, 2005.
          The Company’s Standardized Measure of Discounted Future Net Cash Flows increased by $69.2 million from December 31, 2004 to December 31, 2005 and increased by $17.2 million from December 31, 2003 to December 31, 2004. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          See attached pages F-1 to F-24.

EVERFLOW EASTERN PARTNERS, L. P.
2005 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.
CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

FINANCIAL STATEMENTS
Consolidated balance sheets	F-4 - F-5
Consolidated statements of income	F-6
Consolidated statements of partners’ equity	F-7
Consolidated statements of cash flows	F-8
Notes to consolidated financial statements	F-9 - F-24

Report of Independent Registered Public Accounting Firm
To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio
     We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ HAUSSER + TAYLOR LLC
Cleveland, Ohio
March 15, 2006

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$13,371,923	$8,020,521
Accounts receivable:
Production	8,168,703	5,659,921
Employees	120,801	37,810
Joint venture partners	13,531	—
Other	40,400	39,018

Total current assets	21,715,358	13,757,270

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	136,388,136	129,734,209
Pipeline and support equipment	532,229	621,481
Corporate and other	1,817,384	1,786,691

	138,737,749	132,142,381

Less accumulated depreciation, depletion, amortization and write down	89,235,011	84,542,132

	49,502,738	47,600,249

OTHER ASSETS	111,401	123,970

	$71,329,497	$61,481,489

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,624,375	$776,535
Accrued expenses	631,571	482,621

Total current liabilities	2,255,946	1,259,156

ASSET RETIREMENT OBLIGATIONS	1,654,996	1,167,223

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 units
Issued and outstanding — 5,674,678 and 5,690,874 units, respectively	66,630,706	58,366,937

GENERAL PARTNER’S EQUITY	787,849	688,173

Total partners’ equity	67,418,555	59,055,110

	$71,329,497	$61,481,489

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
REVENUES
Oil and gas sales	$32,557,169	$25,108,890	$21,288,143
Well management and operating	555,093	560,340	543,948
Other	2,089	1,530	2,355

	33,114,351	25,670,760	21,834,446

DIRECT COST OF REVENUES
Production costs	3,563,389	2,996,361	2,855,663
Well management and operating	227,249	185,097	220,794
Depreciation, depletion and amortization	4,805,380	4,559,746	4,850,932
Accretion expense	131,554	99,181	92,838
Abandonment of oil and gas properties	97,983	40,000	100,000

Total direct cost of revenues	8,825,555	7,880,385	8,120,227

GENERAL AND ADMINISTRATIVE EXPENSE	1,511,487	1,452,586	1,363,267

Total cost of revenues	10,337,042	9,332,971	9,483,494

INCOME FROM OPERATIONS	22,777,309	16,337,789	12,350,952

OTHER INCOME
Interest income	271,520	105,084	104,587
Gain on sale of property and equipment and other assets	4,086	—	36,609

	275,606	105,084	141,196

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	23,052,915	16,442,873	12,492,148

INCOME TAXES	84,640	39,576	69,303

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	22,968,275	16,403,297	12,422,845

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(471,545)

NET INCOME	$22,968,275	$16,403,297	$11,951,300

Allocation of Partnership Net Income
Limited Partners	$22,700,247	$16,212,544	$11,813,013
General Partner	268,028	190,753	138,287

	$22,968,275	$16,403,297	$11,951,300

Net income per unit:
Before cumulative effect of change in accounting principle	$3.99	$2.84	$2.14
Cumulative effect of change in accounting principle	—	—	(0.08)

Net income per unit	$3.99	$2.84	$2.06

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
PARTNERS’ EQUITY — JANUARY 1	$59,055,110	$55,927,996	$51,508,256

Net income	22,968,275	16,403,297	11,951,300

Cash distributions ($2.50 per unit in 2005, $2.25 per unit in 2004, $1.25 per unit in 2003)	(14,370,636)	(12,979,302)	(7,244,313)

Repurchase and retirement of Units	(234,194)	(296,881)	(287,247)

PARTNERS’ EQUITY — DECEMBER 31	$67,418,555	$59,055,110	$55,927,996

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,968,275	$16,403,297	$11,951,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,850,207	4,608,569	4,897,071
Accretion expense	131,554	99,181	92,838
Abandonment of oil and gas properties	97,983	40,000	100,000
Gain on sale of property and equipment	(4,086)	—	(36,609)
Cumulative effect of change in accounting principle	—	—	471,545
Changes in assets and liabilities:
Accounts receivable	(2,522,313)	(1,623,030)	(448,865)
Other current assets	(1,382)	48,863	14,364
Other assets	12,569	(3,294)	9,303
Accounts payable	847,840	54,807	(24,693)
Accrued expenses	48,950	30,452	27,542

Total adjustments	3,461,322	3,255,548	5,102,496

Net cash provided by operating activities	26,429,597	19,658,845	17,053,796

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	41,009	42,356	471,545
Advances disbursed to employees	(124,000)	(39,500)	(291,447)
Purchase of property and equipment	(6,400,874)	(7,963,798)	(4,875,596)
Proceeds on sale of property and equipment	10,500	—	82,232

Net cash used by investing activities	(6,473,365)	(7,960,942)	(4,613,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(14,370,636)	(12,979,302)	(7,244,313)
Repurchase and retirement of Units	(234,194)	(296,881)	(287,247)

Net cash used by financing activities	(14,604,830)	(13,276,183)	(7,531,560)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,351,402	(1,578,280)	4,908,970

CASH AND EQUIVALENTS — JANUARY 1	8,020,521	9,598,801	4,689,831

CASH AND EQUIVALENTS — DECEMBER 31	$13,371,923	$8,020,521	$9,598,801

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$70,000	$60,000	$60,000
The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
A.	Organization — Everflow Eastern Partners, L. P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or “the Programs”).

Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation (“EMC”), two individuals who are Officers and Directors of EEI and Sykes Associates, LLC a limited liability company managed by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

B.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI and EEI’s wholly-owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, the “Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

C.	Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.	Fair Value of Financial Instruments — The fair values of cash and equivalents, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company’s long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” rates available at balance sheet dates to the Company are used to estimate the fair value of existing obligations.

E.	Cash and Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
F.	Property and Equipment — The Company uses the successful efforts method of accounting for oil and gas exploration and production activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells and related asset retirement costs are capitalized. Costs of development wells (on properties the Company has no further interest in) that do not find proved reserves and geological and geophysical costs are expensed. The Company has not participated in exploratory drilling and owns no interest in unproved properties.

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,860,110, $4,603,114 and $4,801,170 for the years ended December 31, 2005, 2004 and 2003, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $98,000, $40,000 and $100,000 during 2005, 2004 and 2003, respectively, to provide for impairment on certain of its oil and gas properties.

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment — 10 to 15 years, other corporate equipment — 3 to 7 years, other corporate property — building and improvements with a cost of $1,209,523 — 40 years). Depreciation on pipeline and support equipment and other corporate property and equipment amounted to $121,651, $104,636 and $95,901 for the years ended December 31, 2005, 2004 and 2003, respectively.

Maintenance and repairs of property and equipment are expensed as incurred. Major renewals and improvements are capitalized, and the assets replaced are retired.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
G.	Asset Retirement Obligations – In 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Historically, and consistent with industry practice, the Company determined that the cost of plugging and abandoning its oil and gas properties would be offset by proceeds received from salvage. The Company recorded a non-cash charge of approximately $500,000 as the cumulative effect of a change in accounting principle, an increase to oil and gas properties of approximately $400,000 and a non-current liability of approximately $900,000 in connection with the adoption of SFAS No. 143.

The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding plugging and abandonment requirements; and other factors. At December 31, 2005, the Company made revisions in estimates of plugging costs, discount rate, inflation rate and remaining lives of wells.

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

The schedule below is a reconciliation of the Company’s liability for the years ended December 31:

	2005	2004
Beginning of Period	$1,267,223	$1,134,685
Liabilities incurred	37,029	33,357
Liabilities settled	—	—
Accretion expense	131,554	99,181
Revisions in estimated cash flows	419,190	—

Total	$1,854,996	$1,267,223

At December 31, 2005 and 2004, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations were $200,000 and $100,000 at December 31, 2005 and 2004, respectively.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
H.	Revenue Recognition — The Company recognizes revenue from oil and gas production as it is extracted and sold from the properties. Other revenue is recognized at the time it is earned and the Company has a contractual right to such revenue.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned property(ies). Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Accounts receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees. The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

I.	Income Taxes — Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, will be allocated directly to its respective partners. The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow’s assets and liabilities due to separate tax elections that were made by owners of the working interests and limited partnership interests that comprised Programs.

As referred to in Note 4, EEI and its subsidiaries account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Income taxes are provided for all items (as they relate to EEI and its subsidiaries) in the Consolidated Statements of Income regardless of the period when such items are reported for income tax purposes. SFAS No. 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and tax basis of certain of EEI’s and its subsidiaries’ assets and liabilities. In addition, SFAS No. 109 requires that deferred tax assets and liabilities be measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. In some situations, SFAS No. 109 permits the recognition of expected benefits of utilizing net operating loss and tax credit carryforwards.

J.	Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the unitholders (the limited partners) and 1% of revenues and costs were allocated to the general partner. The allocation changes as unitholders elect to exercise the repurchase right (see Note 3).

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
J.	Allocation of Income and Per Unit Data (Continued)

Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,682,776, 5,702,806 and 5,731,756 in 2005, 2004 and 2003, respectively.

K.	New Accounting Standards — No new accounting pronouncement issued or effective during 2005 has had or is expected to have a material impact on the consolidated financial statements.

L.	Reclassifications — Certain prior year amounts have been reclassified to conform with the current year’s presentation.
Note 2. Credit Facilities and Long-Term Debt
The Company had a revolving line of credit that expired on May 31, 2003. The Company anticipates entering into a commitment for a new line of credit agreement in the event funds are needed for the purpose of funding the annual repurchase right (see Note 3). The new line of credit would be utilized in the event the Company receives tenders pursuant to the repurchase right in excess of cash on hand.

There were no borrowings outstanding during 2005 and 2004. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.
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

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Partners’ Equity (Continued)
Under the terms of the limited partnership agreement, initially, 99% of revenues and costs are allocated to the unitholders (the limited partners) and 1% of revenues and costs are allocated to the general partner. Such allocation has changed and will change in the future due to unitholders electing to exercise the repurchase right.

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that the unitholder elects to exercise the repurchase right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners’ equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2005 calculation, is estimated to be $22.87 per Unit, net of the distributions ($1.50 per Unit in total) expected to be made in January and April 2006.

Units repurchased pursuant to the repurchase right, for each of the four years in the period ended December 31, 2005, are as follows:

	Per Unit
	Calculated				Units
	Price for	Less			Outstanding
	Repurchase	Interim	Net	# of Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase
2002	$6.16	$.50	$5.66	22,401	5,748,773

2003	$8.94	$.50	$8.44	34,034	5,714,739

2004	$13.44	$1.00	$12.44	23,865	5,690,874

2005	$15.46	$1.00	$14.46	16,196	5,674,678

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Provision for Income Taxes
A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Provision based on the statutory rate (for taxable income up to $10,000,000)	$7,838,000	34.0	$5,591,000	34.0	$4,087,000	34.0

Tax effect of:
Non-taxable status of the Programs and Everflow	(7,301,000)	(31.7)	(5,226,000)	(31.8)	(3,827,000)	(31.8)
Excess statutory depletion	(99,000)	(0.4)	(80,000)	(0.5)	(70,000)	(0.6)
Graduated tax rates, state income tax, tax credits and other — net	(353,360)	(1.5)	(245,424)	(1.5)	(120,697)	(1.0)

Total	$84,640	0.4	$39,576	0.2	$69,303	0.6

As referred to in Note 1, EEI and its subsidiaries account for current and deferred income taxes under the provisions of SFAS No. 109. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI’s proved properties. At December 31, 2005 and 2004, these deferred tax items resulted in deferred tax liabilities of $469,000 and $506,000, respectively. These liabilities have been fully offset by deferred tax assets resulting from the tax benefit of EEI’s percentage depletion and in 2005 tax credit carryovers. EEI has federal tax credit carryforwards generated from payment of alternative minimum tax (“AMT credits”) in prior years. Prior to 2005, due to the anticipated minimum utilization of the AMT credits, the Company recorded no tax benefit related to the credits. Due to higher gas prices which significantly increased EEI’s net taxable income, EEI now anticipates utilizing its AMT credits and has recorded the tax benefit in the current year. At December 31, 2005 and 2004, EEI had percentage depletion deduction carryforwards for tax purposes of approximately $654,000 and $1,311,000, respectively. At December 31, 2005 and 2004, EEI had AMT credit carryforwards for tax purposes of approximately $177,000 and $276,000, respectively. These carryforwards can be carried forward indefinitely.
Note 5. Retirement Plan
The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. The Company matches employees’ contributions to the 401(k) Retirement Savings Plan as annually determined by EMC’s Board of Directors. Additionally, the plan has a profit sharing component which provides for contributions to the plan at the discretion of EMC’s Board of Directors. Amounts contributed to the plan vest immediately. The Company’s total matching and profit sharing contributions to the plan amounted to $175,788, $167,220 and $169,035 for the years ended December 31, 2005, 2004 and 2003, respectively.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Related Party Transactions
The Company’s Officers, Directors, Affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. At December 31, 2005, the loans accrue interest at 7.25% and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.
Note 7. Business Segments, Risks and Major Customers
The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylvania, in the acquisition, exploration, development and production of oil and gas.

The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital through operating cash flow, borrowings or equity offerings. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

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

Gas sales accounted for 88%, 89% and 90% of total oil and gas sales in 2005, 2004 and 2003, respectively. Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

Customer	2005	2004	2003
Dominion Field Services, Inc., its affiliates and its predecessors (“Dominion”)	40%	46%	48%
Ergon Oil Purchasing, Inc. (“Ergon Oil”)	12	10	10
Interstate Gas Supply, Inc. (“IGS”)	18	21	23

	70%	77%	81%

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7. Business Segments, Risks and Major Customers (Continued)
The Company’s production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company’s production accounts receivable is due from the Company’s major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management’s review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2005 and 2004. The Company expects that Dominion, Ergon Oil and IGS will be the only major customers in 2006.

The Company has numerous short-term contracts, which obligate Dominion to purchase, and the Company to sell and deliver, certain natural gas production from the Company’s wells throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with Dominion follows:

	Jan	Feb	Mar	Apr	May	Jun
	2006	2006	2006	2006	2006	2006
MCF	140,000	140,000	140,000	90,000	90,000	130,000
Price	$7.65	$7.65	$7.65	$7.45	$7.45	$7.21

	Jul	Aug	Sep	Oct	Nov	Dec
	2006	2006	2006	2006	2006	2006
MCF	90,000	90,000	90,000	90,000	140,000	120,000
Price	$7.45	$7.45	$7.45	$7.45	$10.21	$9.89

	Jan	Feb	Mar	Apr	May	Jun
	2007	2007	2007	2007	2007	2007
MCF	120,000	120,000	120,000	80,000	80,000	100,000
Price	$9.89	$9.89	$9.89	$9.78	$9.78	$9.81

	Jul	Aug	Sep	Oct
	2007	2007	2007	2007
MCF	80,000	80,000	80,000	80,000
Price	$9.78	$9.78	$9.78	$9.78

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7. Business Segments, Risks and Major Customers (Continued)
The Company also has a short-term contract with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production on a monthly basis throughout the contract periods. A summary of significant gas purchase contracts, including weighted average pricing provisions, with IGS follows:

	Jan	Feb	Mar	Apr	May	Jun
	2006	2006	2006	2006	2006	2006
MCF	80,000	80,000	80,000	60,000	60,000	80,000
Price	$7.76	$7.76	$7.76	$7.49	$7.49	$7.27

	Jul	Aug	Sep	Oct	Nov	Dec
	2006	2006	2006	2006	2006	2006
MCF	60,000	60,000	60,000	60,000	90,000	70,000
Price	$7.49	$7.49	$7.49	$7.49	$10.75	$10.40

	Jan	Feb	Mar	Apr	May	Jun
	2007	2007	2007	2007	2007	2007
MCF	70,000	70,000	70,000	40,000	40,000	60,000
Price	$10.40	$10.40	$10.40	$9.57	$9.57	$9.57

	Jul	Aug	Sep	Oct
	2007	2007	2007	2007
MCF	40,000	40,000	40,000	40,000
Price	$9.57	$9.57	$9.57	$9.57
As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities locked in by the Company from time to time. Natural gas sold under these contracts in excess of the locked in prices are sold at the month’s closing price plus basis adjustments, as per the contracts. As of December 31, 2005, natural gas purchased by Dominion covers production from approximately 490 gross wells, while natural gas purchased by IGS covers production from approximately 220 gross wells. Production from the Dominion and IGS contract wells comprises approximately 68% of the Company’s natural gas sales.
Note 8. Commitments and Contingencies
Everflow paid a dividend in January 2006 of $.75 per Unit. The distribution amounted to approximately $4,306,000.

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

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Selected Quarterly Financial Data (Unaudited)
The following is a summary of selected quarterly financial data (unaudited) for the years ended December 31, 2005 and 2004:

	Quarters Ended
	March 31	June 30	September 30	December 31
2005
Revenues	$5,813,500	$7,379,613	$8,053,619	$11,867,619
Income from operations	3,414,384	5,059,288	5,331,105	8,972,532
Net income	3,461,021	5,116,275	5,374,890	9,016,089
Net income per unit	0.60	0.89	0.94	1.56

	Quarters Ended
	March 31	June 30	September 30	December 31
2004
Revenues	$4,779,149	$6,253,062	$6,812,143	$7,826,406
Income from operations	2,334,997	4,082,091	4,202,777	5,717,924
Net income	2,361,722	4,105,740	4,197,051	5,738,784
Net income per unit	0.41	0.71	0.73	0.99
Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including the volatility and seasonality of oil and gas production and prices, the highly competitive and, at times, seasonal nature of the oil and gas industry and worldwide economic conditions.
Note 10. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited)
The following supplemental unaudited oil and gas information is required by SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
The tables on the following pages set forth pertinent data with respect to the Company’s oil and gas properties, all of which are located within the continental United States.
CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2005	2004	2003
Proved oil and gas properties	$136,388,136	$129,734,209	$122,422,677
Pipeline and support equipment	532,229	621,481	498,179

	136,920,365	130,355,690	122,920,856
Accumulated depreciation, depletion, amortization and write down	88,767,760	84,127,102	80,018,796

Net capitalized costs	$48,152,605	$46,228,588	$42,902,060

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2005	2004	2003
Property acquisition costs	$321,395	$318,155	$461,803
Development costs	6,017,543	7,384,951	4,239,552
In 2005, 2004 and 2003, development costs include the purchase of approximately $-0-, $21,000 and $-0-, respectively, of producing oil and gas properties.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2005	2004	2003
Oil and gas sales	$32,557,169	$25,108,890	$21,288,143
Production costs	(3,563,389)	(2,996,361)	(2,855,663)
Depreciation, depletion and amortization	(4,805,380)	(4,559,746)	(4,850,932)
Accretion expense	(131,554)	(99,181)	(92,838)
Abandonment of oil and gas properties	(97,983)	(40,000)	(100,000)

	23,958,863	17,413,602	13,388,710

Income tax expense	260,000	100,000	80,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$23,698,863	$17,313,602	$13,308,710

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company’s consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)
Balance, January 1, 2003	699,000	43,307,000
Extensions, discoveries and other additions	9,000	1,509,000
Production	(76,000)	(4,053,000)
Revision of previous estimates	71,000	6,306,000

Balance, December 31, 2003	703,000	47,069,000
Extensions, discoveries and other additions	65,000	3,194,000
Production	(72,000)	(3,932,000)
Revision of previous estimates	86,000	3,019,000

Balance, December 31, 2004	782,000	49,350,000
Extensions, discoveries and other additions	32,000	1,355,000
Production	(72,000)	(3,878,000)
Revision of previous estimates	61,000	4,216,000

Balance, December 31, 2005	803,000	51,043,000

PROVED DEVELOPED RESERVES:
December 31, 2002	699,000	43,307,000
December 31, 2003	703,000	47,069,000
December 31, 2004	782,000	49,350,000
December 31, 2005	803,000	51,043,000
The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 2005 and 2004, the Company had 255 and 360 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $89,741 and $188,869 at December 31, 2005 and 2004, respectively.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2005	2004	2003
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$566,186	$352,486	$311,816
Future production and development costs	139,946	105,807	95,721
Future asset retirement obligations, net of salvage	9,145	3,509	3,151
Future income tax expense	8,997	5,133	4,841

Future net cash flows	408,098	238,037	208,103
Effect of discounting future net cash flows at 10% per annum	219,835	118,948	106,260

Standardized measure of discounted future net cash flows	$188,263	$119,089	$101,843

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Thousands of Dollars)
Balance, beginning of year	$119,089	$101,843	$67,934
Extensions, discoveries and other additions	6,380	9,487	3,672
Development costs incurred	1,436	349	162
Revision of quantity estimates	15,809	8,456	15,134
Sales of oil and gas, net of production costs	(28,994)	(22,113)	(18,432)
Net change in income taxes	(1,534)	(203)	(933)
Net changes in prices and production costs	63,400	10,504	25,894
Accretion of discount	11,909	10,184	6,793
Other	768	582	1,619

Balance, end of year	$188,263	$119,089	$101,843

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The methodology and assumptions used in calculating the standardized measure are those required by SFAS No. 69. It is not intended to be representative of the fair market value of the Company’s proved reserves. The valuation of revenues and costs does not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
          The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
          There have been no changes in the Company’s internal controls that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 20, 2006 are EMC, Thomas L. Korner and William A. Siskovic, all of whom are directors and/or officers of EEI, and Sykes Associates LLC, a New York limited liability company managed by Robert F. Sykes, Chairman of the Board of EEI.
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
          EEI has continued its separate existence and provides general, administrative, management and leasehold functions for the Company. Personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions have become employed directly by the Company and discharge the same functions on behalf of the Company. All of EEI’s outstanding shares are owned by the Company.
          Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 20, 2006 are as follows:

		Positions and	Positions and
Name	Age	Offices with EEI	Offices with EMC
Robert F. Sykes	82	Chairman of the Board	Chairman of the Board and Director

Thomas L. Korner	52	President and Director	President and Director

William A. Siskovic	50	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and Director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and Director
All directors of EEI are elected to serve by the Company, which is EEI’s sole shareholder. All officers of EEI serve at the pleasure of the Board of Directors. Directors and officers of EEI receive no compensation or fees for their services to EEI or their services on behalf of the Company.

          All directors and officers of EMC hold their positions with EMC pursuant to a shareholders’ agreement among EMC and such directors and officers. The shareholders agreement controls the operation of EMC, provides for changes in share ownership of EMC, and determines the identity of the directors and officers of EMC as well as their replacements.
          EMC is the managing general partner of the Company. The directors and officers of EMC serve as the Company’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act. William A. Siskovic, who is not independent, has been designated the Company’s audit committee financial expert.
The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Code of Ethics referenced in Exhibit 14.1 filed with the appropriate exhibit to the Registrant’s Form 10-K for the year ended December 31, 2003.
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
Thomas L. Korner has been President of EEI and EMC since November 1995 and the President and Treasurer of Everflow Nominee. Mr. Korner is also a Director of EMC and has served in such capacity since its formation in September 1990. He served as Vice President and Secretary of EEI from April 1985 to November 1995 and as Vice President and Secretary of EMC from September 1990 to November 1995. He served as the Treasurer of EEI from June 1982 to June 1986. Mr. Korner supervises and oversees all aspects of EEI’s business, including oil and gas property acquisition, development, operation and marketing. Prior to joining EEI in June 1982, Mr. Korner was a practicing certified public accountant with Hill, Barth and King, certified public accountants, and prior to that with Arthur Andersen & Co., certified public accountants. He has a Business Administration Degree from Mt. Union College.
William A. Siskovic has been a Vice President of EEI since January 1989. Mr. Siskovic is a Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a Director of EMC. He has served as Principal Financial Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. He is responsible for the financial operations of the Company and EEI. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company. From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm’s oil and gas consulting practice in the Cleveland, Ohio office. From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer. He has a Business Administration Degree in Accounting from Cleveland State University.
          Compliance to Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% Unitholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
          Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements for 2005.
ITEM 11. EXECUTIVE COMPENSATION
          As a limited partnership the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.
          The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2005, 2004 and 2003, of those persons who were, at December 31, 2005: (i) the chief executive officer; and (ii) the other highly compensated executive officer of the Company. The Chief Executive Officer and such other executive officer are hereinafter referred to collectively as the “Named Executive Officers.”
SUMMARY COMPENSATION TABLE

	Annual Compensation
				Other
				Annual	All Other
Name and				Compen-	Compen-
Principal Position	Year	Salary	Bonus	sation (2)	sation (1)
Thomas L. Korner	2005	$100,800	$77,500	$3,193	$29,002
President	2004	100,800	86,000	3,271	28,852
	2003	96,600	76,000	3,030	27,966

William A. Siskovic	2005	$100,800	$77,500	$3,064	$29,002
Vice President and	2004	100,800	86,000	2,538	28,852
Principal Financial and	2003	96,000	76,000	1,891	27,992
Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2005, 2004 and 2003 in excess of the lesser of $50,000 or 10% of his aggregate salary and bonus.

(1)	Includes amounts contributed under the Company’s 401(K) Retirement Savings Plan. The Company matched employees’ contributions to the 401(K) Retirement Savings Plan to the extent of 100% of the first 6% of a participant’s salary reduction. Also includes amounts contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan. The amounts attributable to the Company’s matching and profit sharing contributions vest immediately.

(2)	Includes amounts considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

          The General Partner, EMC and the members do not receive any separate compensation or reimbursement for their management efforts on behalf of the Company. All direct and indirect costs incurred by the Company are borne by the General Partner of the Company and the Unitholders as Limited Partners of the Company in proportion to their respective interest in the Company. The members are not entitled to any fees or other compensation as a result of the acquisition or operation of oil and gas properties by the Company. The members, in their individual capacities, are not entitled to share in distributions from or income of the Company on an ongoing basis, upon liquidation or otherwise. The members only share in the revenues, income and distributions of the Company indirectly through their ownership of the General Partner of the Company. The General Partner is entitled to share in the income and expense of the Company on the basis of its interests in the Company. The General Partner through its predecessor, Everflow Management Company, contributed Interests (as defined and described in “Item 1. Business” above) with an Exchange value of $670,980 for its interest as a general partner in the Company.
          None of the officers of the Company has an employment agreement with the Company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The General Partner is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of the General Partner are Thomas L. Korner and William A. Siskovic, both of whom are directors and officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The General Partner of the Company, owns a 1.17% interest in the Company. The members and their affiliates currently hold (in addition to the General Partner’s interest in the Company) 1,266,770 Units, representing approximately 22.32% of the outstanding Units.
          The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2006 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of the General Partner, and (ii) the ownership of EMC.
BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
Name	Units	of Units	Management	Interest in
of Holder	in Company	in Company(1)	Limited, LLC(2)	EMC
Robert F. Sykes(3)	1,056,464	18.56	66.6666	66.6666
Thomas L. Korner	138,575	2.44	16.6667	16.6667
William A. Siskovic	71,731	1.26	16.6667	16.6667
All officers and directors as a group (3 persons in EMC)	1,266,770	22.32	100.0000	100.0000

(1)	Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.17% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.

(3)	Includes 732,855 Units held by Sykes Associates, LLC, a New York limited liability company comprised of Mr. Sykes as managing member, his wife and four adult children as members, 162,462 Units of the Company held by the Robert F. Sykes Annuity Trust and 161,147 Units held by the Catherine Sykes Annuity Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          In the past, certain officers, directors and Unitholders who beneficially own more than 10% of the Company have invested, and may in the future invest, in oil and gas programs sponsored by EEI on the same terms as other unrelated investors in such programs. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company’s management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to other unrelated investors in such programs. In the past, EEI loaned the officers of the Company the funds necessary to participate in the drilling and development of such wells. The Company has ceased making these loans in compliance with the Sarbanes-Oxley Act of 2002.
          Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. Thomas L. Korner and William A. Siskovic each had investments in oil and gas properties during 2005 and 2004 in the amount of $139,694 and $168,371, respectively.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          Hausser + Taylor LLC (“Hausser + Taylor”) served as the Company’s independent auditor for the year ended December 31, 2005. The following is a summary of the fees billed to the Company by Hausser + Taylor, which served as the Company’s auditor, for professional services rendered during the years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Audit fees	$107,020	$104,517
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

Total	$107,020	$104,517

          Hausser + Taylor has a continuing relationship with RSM McGladrey, Inc. (“RSM”) (formerly with American Express Tax and Business Services, Inc.) from which it leases auditing staff who are full time, permanent employees of RSM and through which its shareholders provide non-audit services. As a result of this arrangement, Hausser + Taylor has no full time employees and, therefore, none of the audit services performed were provided by permanent full time employees of Hausser + Taylor. Hausser + Taylor manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) (1) Financial Statements
          The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

Page(s)
Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets	F-4 - F-5
Statements of Income	F-6
Statements of Partners’ Equity	F-7
Statements of Cash Flows	F-8
Notes to Financial Statements	F-9 – F-24
(a) (2) Financial Statements Schedules
          All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(a) (3) Exhibits
          See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.
(b) Reports on Form 8-K
          The Company did not file any reports on Form 8-K during the last quarter of its year ended December 31, 2005.
(c) Exhibits required by Item 601 of Regulation S-K
          Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in the Exhibits listed under Item 15(a)(3).

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Robert F. Sykes Robert F. Sykes	Director	March 31, 2006

By:	/s/ Thomas L. Korner Thomas L. Korner	President and Director	March 31, 2006

By:	/s/ William A. Siskovic William A. Siskovic	Vice President, Secretary-Treasurer and Director (principal financial and accounting officer)	March 31, 2006

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Form of Agreement of Limited Partnership of the Registrant	(1)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Shareholders Agreement for Everflow Management Corporation	(1)

10.1	Credit Agreement dated January 19, 1995 between Everflow Eastern, Inc. and Everflow Eastern Partners, L.P. and Bank One, Texas, National Association	(2)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(3)

10.3	Amendment to Credit Agreement dated February 23, 1996 between Everflow Eastern, Inc. and Everflow Eastern Partners, L.P. and Bank One, Texas, National Association	(5)

10.4	Second Amendment to Credit Agreement dated December 30, 1996 between Everflow Eastern, Inc. and Everflow Partners, L.P. and Bank One, Texas, National Association	(5)

10.5	Loan Modification Agreement dated June 16, 1997 between Bank One, N.A., Bank One, Texas, N.A. and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.	(6)

10.6	Loan Modification Agreement dated May 29, 1998 between Bank One, N.A., Successor to Bank One, Texas, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners L.P.	(7)

10.7	Articles of Organization of Everflow Management Limited, LLC	(8)

E-1

Exhibit Index

Exhibit No.	Description

10.8	Operating Agreement of Everflow Management Limited, LLC dated March 8, 1999	(8)

10.9	Loan Modification Agreement dated May 25, 1999 between Bank One, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.	(9)

10.10	Loan Modification Agreement dated September 19, 2000, between Bank One, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.	(10)

10.11	Loan Modification Agreement dated August 28, 2001 between Bank One, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.	(11)

14.1	Code of Ethics	(12)

21.1	Subsidiaries of the Registrant	(4)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998 (File No. 0-19279).

(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(9)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 1999 (File No. 0-19279).

(10)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2000 (File No. 0-19279).

(11)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001 (File No. 0-19279).

(12)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-19279).

E-2