Form 10-Q
period 2006-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2006-05-12
CIK 868082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 5,674,678 Units of limited partnership interest of the Registrant as of May 12, 2006. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of March 31, 2006.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$16,491,805	$13,371,923
Accounts receivable:
Production	7,214,426	8,168,703
Employees	112,367	120,801
Joint venture partners	1,133	13,531
Other	38,815	40,400

Total current assets	23,858,546	21,715,358

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	137,151,526	136,388,136
Pipeline and support equipment	528,193	532,229
Corporate and other	1,773,944	1,817,384

	139,453,663	138,737,749

Less accumulated depreciation, depletion, amortization and write down	(90,418,437)	(89,235,011)

	49,035,226	49,502,738

OTHER ASSETS	142,902	111,401

	$73,036,674	$71,329,497

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$982,773	$1,624,375
Accrued expenses	338,863	631,571

Total current liabilities	1,321,636	2,255,946

ASSET RETIREMENT OBLIGATIONS	1,710,438	1,654,996

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,674,678	69,186,531	66,630,706

GENERAL PARTNER’S EQUITY	818,069	787,849

Total partners’ equity	70,004,600	67,418,555

	$73,036,674	$71,329,497

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
REVENUES
Oil and gas sales	$9,394,856	$5,667,901
Well management and operating	143,237	144,881
Other	997	718

	9,539,090	5,813,500

DIRECT COST OF REVENUES
Production costs	964,655	744,243
Well management and operating	54,655	54,787
Depreciation, depletion and amortization	1,220,140	1,170,420
Accretion expense	51,000	27,000

Total direct cost of revenues	2,290,450	1,996,450

GENERAL AND ADMINISTRATIVE EXPENSE	427,598	402,666

Total cost of revenues	2,718,048	2,399,116

INCOME FROM OPERATIONS	6,821,042	3,414,384

OTHER INCOME
Interest income	155,861	42,551
(Loss) gain on sale of property and equipment	(34,526)	4,086

	121,335	46,637

INCOME BEFORE INCOME TAXES	6,942,377	3,461,021

INCOME TAXES	50,000	—

NET INCOME	$6,892,377	$3,461,021

Allocation of Partnership Net Income
Limited Partners	$6,811,833	$3,420,690
General Partner	80,544	40,331

	$6,892,377	$3,461,021

Net income per unit	$1.20	$0.60

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
PARTNERS’ EQUITY — JANUARY 1	$67,418,555	$59,055,110

Net income	6,892,377	3,461,021

Cash distributions ($.75 per unit in 2006 and $.50 per unit in 2005)	(4,306,332)	(2,878,986)

PARTNERS’ EQUITY — MARCH 31	$70,004,600	$59,637,145

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,892,377	$3,461,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,237,535	1,181,854
Accretion expense	51,000	27,000
Loss (gain) on sale of property and equipment	34,526	(4,086)
Changes in assets and liabilities:
Accounts receivable	966,675	1,780,202
Other current assets	1,585	2,988
Other assets	(31,501)	(20,000)
Accounts payable	(641,602)	38,244
Accrued expenses	(292,708)	(335,947)

Total adjustments	1,325,510	2,670,255

Net cash provided by operating activities	8,217,887	6,131,276

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	24,790	24,944
Advances disbursed to employees	(16,356)	(9,021)
Purchase of property and equipment	(800,107)	(1,626,873)
Proceeds on sale of property and equipment	—	10,500

Net cash used by investing activities	(791,673)	(1,600,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(4,306,332)	(2,878,986)

Net cash used by financing activities	(4,306,332)	(2,878,986)

NET INCREASE IN CASH AND EQUIVALENTS	3,119,882	1,651,840

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	13,371,923	8,020,521

CASH AND EQUIVALENTS AT END OF FIRST QUARTER	$16,491,805	$9,672,361

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$30,000	$20,000
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
Information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.
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
Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow, and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation (“EMC”), two individuals who are Officers and Directors of EEI, and Sykes Associates, LLC, a limited liability company managed by Robert F. Sykes, the Chairman of the Board of EEI. EMC

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
B.	Organization (Continued)
is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.
C.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

D.	Asset Retirement Obligations – The Company accounts for its estimated plugging and abandonment of oil and gas properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.
The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2006 and 2005:

	Asset Retirement Obligations
	Three Months Ended March 31,
	2006	2005
Beginning of period	$1,854,996	$1,267,223
Liabilities incurred	4,442	9,000
Liabilities settled	—	—
Accretion expense	51,000	27,000

Total	$1,910,438	$1,303,223

At March 31, 2006 and December 31, 2005, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations were $200,000 at March 31, 2006 and December 31, 2005.

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
Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,674,678 and 5,690,874 for the three months ended March 31, 2006 and 2005, respectively.
F.	New Accounting Standards – No new accounting pronouncement issued or effective during the first quarter of 2006 has had or is expected to have a material impact on the consolidated financial statements.

G.	Reclassification – Certain prior period amounts have been reclassified to conform with the current period’s presentation.
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
There were no borrowings outstanding during 2006 and 2005. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.
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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2005 calculation, is $22.87 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2006.
Units repurchased pursuant to the Repurchase Right for each of the last four years in the period ended December 31, 2005, are as follows:

	Calculated				Units Out-
	Price for	Less		# of	standing
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase
2002	$6.16	$0.50	$5.66	22,401	5,748,773
2003	$8.94	$0.50	$8.44	34,034	5,714,739
2004	$13.44	$1.00	$12.44	23,865	5,690,874
2005	$15.46	$1.00	$14.46	16,196	5,674,678

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4. Gas Purchase Agreements
The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.21 to $10.94 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $7.27 to $10.75 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Note 5. Commitments and Contingencies
Everflow paid a quarterly dividend in April 2006 of $.75 per Unit to Unitholders of record on March 31, 2006. The distribution amounted to approximately $4,306,000.
The Company operates exclusively in the United States, almost entirely in Ohio and Pennsylvania, in the business of oil and gas acquisition, exploration, development and production. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital through operating cash flow, borrowings or equity offerings. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

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

Part I: Financial Information
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
(Amounts in Thousands)	Amount	%	Amount	%
Working capital	$22,537	32%	$19,459	28%
Property and equipment (net)	49,035	68	49,503	72
Other	143	—	111	—

Total	$71,715	100%	$69,073	100%

Long-term liabilities	$1,710	2%	1,655	2%
Partners’ equity	70,005	98	67,418	98

Total	$71,715	100%	$69,073	100%

     Working capital surplus of $22.6 million as of March 31, 2006 represented an increase of $3.1 million from December 31, 2005 due primarily to an increase in cash and equivalents and decreases in accounts payable and accrued expenses. These changes were partially offset by a decrease in production receivable resulting primarily from timing differences between the periods in the receipt of production revenues.
     The Company had a revolving credit facility that expired in May 2003. The Company had no borrowings in 2005 or 2006 and no principal indebtedness was outstanding as of May 12, 2006. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to approximately $4.3 million in April 2006.
     The Company’s cash flow from operations before the change in working capital increased $3.6 million, or 77%, during the three months ended March 31, 2006 as compared to the same period in 2005. Changes in working capital other than cash and cash equivalents increased cash by $2,000 during the three months ended March 31, 2006.
     Cash flows provided by operating activities was $8.2 million for the three months ended March 31, 2006. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution, respectively.

     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
     The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.21 to $10.94 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $7.27 to $10.75 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2006 and 2005. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2006	2005
Revenues:
Oil and gas sales	98%	98%
Well management and operating	2	2

Total Revenues	100	100

Expenses:
Production costs	10	13
Well management and operating	1	1
Depreciation, depletion and amortization	12	20
Accretion expense	1	1
General and administrative	4	7
Other	(1)	(1)
Deferred income taxes	1	—

Total Expenses	28	41

Net income	72%	59%

     Revenues for the three months ended March 31, 2006 increased $3.7 million, or 64%, compared to the same period in 2005. This increase was due to an increase in oil and gas sales during the first three months of 2006, as compared to the same period in 2005.

     Oil and gas sales increased $3.7 million, or 66%, during the three months ended March 31, 2006 compared to the same period in 2005. Higher natural gas and crude oil prices during the first quarter of 2006 were responsible for this increase compared to this same period in 2005.
     Production costs increased $220,000, or 30%, during the three months ended March 31, 2006 compared to the same period in 2005. This increase was due to inflationary increases in the costs to operate and manage the Company’s producing properties and an increase in the number of producing properties.
     Depreciation, depletion and amortization increased $50,000, or 4%, during the three months ended March 31, 2006 compared to the same period in 2005. The primary reason for the increase in depreciation, depletion and amortization is the result of an increase in oil and gas production from properties drilled in recent years. These more recent properties have higher carrying values than older properties and higher depletion rates.
     Accretion expense increased $24,000, or 89%, during the three months ended March 31, 2006 compared to the same period in 2005. Revisions to the Asset Retirement Obligation liability at December 31, 2005 is primarily responsible for this increase.
     General and administrative expenses increased $25,000, or 6%, during the three months ended March 31, 2006 compared to the same period in 2005. The primary reason for this increase is due to higher overhead expenses associated with ongoing administration.
     Net other income increased $75,000, or 160%, during the three months ended March 31, 2006 compared to the same period in 2005. This increase is primarily the result of an increase in interest income earned on cash and equivalent balances due to higher interest rates and higher cash and equivalent balances.
     The Company reported net income of $6.9 million, an increase of $3.4 million, or 99%, during the three months ended March 31, 2006 compared to the same period in 2005. The increase in oil and gas sales was primarily responsible for this increase in net income. Net income represented 72% and 59% of total revenue during the three months ended March 31, 2006 and 2005, respectively.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
     There were no borrowings during 2006 and 2005. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.
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
(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Part II. Other Information
Item 6. EXHIBITS

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

May 12, 2006	By:	/s/William A. Siskovic

William A. Siskovic
Vice President and Principal Financial and
Accounting Officer
(Duly Authorized Officer)