Form 10-Q
period 2006-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2006-08-11
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 5,644,094 Units of limited partnership interest of the Registrant as of August 10, 2006. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of June 30, 2006.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and equivalents	$19,003,250	$13,371,923
Accounts receivable:
Production	6,377,452	8,168,703
Employees	125,613	120,801
Joint venture partners	3,667	13,531
Other	38,815	40,400

Total current assets	25,548,797	21,715,358

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	138,012,397	136,388,136
Pipeline and support equipment	528,193	532,229
Corporate and other	1,770,220	1,817,384

	140,310,810	138,737,749

Less accumulated depreciation, depletion, amortization and write down	(91,616,979)	(89,235,011)

	48,693,831	49,502,738

OTHER ASSETS	172,902	111,401

	$74,415,530	$71,329,497

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

	June 30,	December 31,
	2006	2005
LIABILITIES AND PARTNERS’ EQUITY	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$1,499,343	$1,624,375
Accrued expenses	516,445	631,571

Total current liabilities	2,015,788	2,255,946

ASSET RETIREMENT OBLIGATIONS	1,766,416	1,654,996

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding — 5,644,094 and 5,674,678 Units, respectively	69,803,490	66,630,706

GENERAL PARTNER’S EQUITY	829,836	787,849

Total partners’ equity	70,633,326	67,418,555

	$74,415,530	$71,329,497

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Oil and gas sales	$7,937,151	$7,232,208	$17,332,007	$12,900,109
Well management and operating	140,886	147,048	284,123	291,929
Other	1,640	357	2,637	1,075

	8,079,677	7,379,613	17,618,767	13,193,113

DIRECT COST OF REVENUES
Production costs	839,394	763,180	1,804,049	1,507,423
Well management and operating	63,283	62,301	117,938	117,088
Depreciation, depletion and amortization	1,212,641	1,122,538	2,432,781	2,292,958
Accretion expense	51,000	33,000	102,000	60,000

Total direct cost of revenues	2,166,318	1,981,019	4,456,768	3,977,469

GENERAL AND ADMINISTRATIVE EXPENSE	418,414	339,306	846,012	741,972

Total cost of revenues	2,584,732	2,320,325	5,302,780	4,719,441

INCOME FROM OPERATIONS	5,494,945	5,059,288	12,315,987	8,473,672

OTHER INCOME
Interest income	189,569	56,987	345,430	99,538
(Loss) gain on sale of property and equipment	—	—	(34,526)	4,086

	189,569	56,987	310,904	103,624

INCOME BEFORE INCOME TAXES	5,684,514	5,116,275	12,626,891	8,577,296

INCOME TAXES	50,000	—	100,000	—

NET INCOME	$5,634,514	$5,116,275	$12,526,891	$8,577,296

Allocation of Partnership Net Income
Limited Partners	$5,568,669	$5,056,655	$12,380,502	$8,477,345
General Partner	65,845	59,620	146,389	99,951

	$5,634,514	$5,116,275	$12,526,891	$8,577,296

Net income per unit	$0.98	$0.89	$2.18	$1.49

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
PARTNERS’ EQUITY — JANUARY 1	$67,418,555	$59,055,110
Net income	12,526,891	8,577,296
Cash distributions ($1.50 per unit in 2006 and $1.00 per unit in 2005)	(8,612,664)	(5,757,972)
Repurchase Right — Units tendered	(699,456)	(234,194)

PARTNERS’ EQUITY — JUNE 30	$70,633,326	$61,640,240

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,526,891	$8,577,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,468,885	2,314,692
Accretion expense	102,000	60,000
Loss (gain) on sale of property and equipment	34,526	(4,086)
Changes in assets and liabilities:
Accounts receivable	1,801,115	1,235,709
Other current assets	1,585	2,988
Other assets	(61,501)	(40,000)
Accounts payable	(824,488)	4,978
Accrued expenses	(115,126)	(169,604)

Total adjustments	3,406,996	3,404,677

Net cash provided by operating activities	15,933,887	11,981,973

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	44,684	32,103
Advances disbursed to employees	(49,496)	(16,470)
Purchase of property and equipment	(1,685,084)	(3,054,797)
Proceeds on sale of property and equipment	—	10,500

Net cash used by investing activities	(1,689,896)	(3,028,664)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(8,612,664)	(5,757,972)

Net cash used by financing activities	(8,612,664)	(5,757,972)

NET INCREASE IN CASH AND EQUIVALENTS	5,631,327	3,195,337

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	13,371,923	8,020,521

CASH AND EQUIVALENTS AT END OF SECOND QUARTER	$19,003,250	$11,215,858

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$60,000	$40,000
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

Corporation (“EMC”), two individuals who are Officers and Directors of EEI, and Sykes Associates, LLC, a limited liability company owned by the four adult children of Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

C.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

D.	Asset Retirement Obligations — The Company accounts for its estimated plugging and abandonment of oil and gas properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2006 and 2005:

	Asset Retirement Obligations
	Six Months Ended June, 30,
	2006	2005

Beginning of period	$1,854,996	$1,267,223
Liabilities incurred	9,420	16,000
Liabilities settled	—	—
Accretion expense	102,000	60,000

Total	$1,966,416	$1,343,223

At June 30, 2006 and December 31, 2005, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations were $200,000 at June 30, 2006 and December 31, 2005.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,674,678 for the three and six months ended June 30, 2006 and 5,690,874 for the three and six months ended June 30, 2005.

F.	New Accounting Standard — In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.

G.	Reclassification — Certain prior period amounts have been reclassified to conform with the current period’s presentation.
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
(CONTINUED)
Note 2. Credit Facilities and Long-Term Debt (Continued)
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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2005 calculation, is $22.87 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2006. The repurchase of Units of $699,456 was accrued at June 30, 2006 and was paid in July 2006.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 3. Partners’ Equity (Continued)
Units repurchased pursuant to the Repurchase Right for each of the last five years in the period ended December 31, 2005, are as follows:

	Calculated
	Price for	Less		# of	Units Out-standing
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase

2002	$6.16	$.50	$5.66	22,401	5,748,773
2003	$8.94	$.50	$8.44	34,034	5,714,739
2004	$13.44	$1.00	$12.44	23,865	5,690,874
2005	$15.46	$1.00	$14.46	16,196	5,674,678
2006	$24.37	$1.50	$22.87	30,584	5,644,094
Note 4. Gas Purchase Agreements
The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.45 to $10.94 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $7.49 to $10.75 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Note 5. Commitments and Contingencies
Everflow paid a quarterly dividend in July 2006 of $1.50 per Unit to Unitholders of record on June 30, 2006. The distribution amounted to approximately $8,567,000.
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

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
(Amounts in Thousands)	Amount	%	Amount	%

Working capital	$23,533	33%	$19,459	28%
Property and equipment (net)	48,694	67	49,503	72
Other	173	—	111	—

Total	$72,400	100%	$69,073	100%

Long-term liabilities	$1,767	2%	$1,655	2%
Partners’ equity	70,633	98	67,418	98

Total	$72,400	100%	$69,073	100%

     Working capital surplus of $23.5 million as of June 30, 2006 represented an increase of approximately $4.1 million from December 31, 2005 due primarily to an increase in cash and equivalents. These increases were partially offset by a decrease in production receivable resulting primarily from timing differences between the periods in the receipt of production revenues.
     The Company had a revolving credit facility that expired in May 2003. The Company had no borrowings in 2005 or 2006 and no principal indebtedness was outstanding as of August 10, 2006. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $8.6 million in July 2006.
     The Company’s cash flow from operations before the change in working capital increased $4.2 million, or 38%, during the six months ended June 30, 2006 as compared to the same period in 2005. Changes in working capital other than cash and equivalents increased cash by $802,000 during the six months ended June 30, 2006 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.
     Cash flows provided by operating activities was $15.9 million for the six months ended June 30, 2006. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions, respectively.

     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
     The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.45 to $10.94 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2007. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $7.49 to $10.75 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2006 and 2005. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Oil and gas sales	98%	98%	98%	98%
Well management and operating	2	2	2	2

Total Revenues	100%	100%	100%	100%
Expenses:
Production costs	10%	10%	10%	11%
Well management and operating	1	1	1	1
Depreciation, depletion and amortization	15	16	14	18
Accretion expense	1	—	1	—
General and administrative	5	5	5	6
Other	(2)	(1)	(2)	(1)
Income taxes	—	—	—	—

Total Expenses	30	31	29	35

Net income	70%	69%	71%	65%

     Revenues for the three and six months ended June 30, 2006 increased $700,000 and $4.4 million, respectively, compared to the same periods in 2005. These increases were due primarily to an increase in oil and gas sales during the three and six months ended June 30, 2006 compared to the same periods in 2005.

     Oil and gas sales increased $705,000, or 10%, during the three months ended June 30, 2006 compared to the same period in 2005. Oil and gas sales increased $4.4 million, or 34%, during the six months ended June 30, 2006 compared to the same period in 2005. These increases are the result of higher natural gas and crude oil prices during the three and six months ended June 30, 2006 compared to the same periods in 2005.
     Production costs increased $76,000, or 10%, during the three months ended June 30, 2006 and increased $297,000, or 20%, during the six months ended June 30, 2006 compared to the same periods in 2005. The increases are the result of higher operating costs resulting from an increase in the number of producing properties and inflationary increases in the costs to operate and manage producing properties during the three and six months ended June 30, 2006 compared to the same periods in 2005.
     Depreciation, depletion and amortization expenses increased $90,000, or 8%, and $140,000, or 6%, during the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The primary reason for these increases is the result of an increase in oil and gas production from properties drilled in recent years. These more recent properties have higher carrying values than older properties and higher depletion rates.
     Accretion expense increased $18,000, or 55%, and $42,000, or 70%, during three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Revisions to the Asset Retirement Obligation liability at December 31, 2005 is primarily responsible for this increase.
     General and administrative expenses increased $79,000, or 23%, and $104,000, or 14%, during the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005. The primary reason for these increases is due to higher overhead expenses associated with ongoing administration and the additional overhead associated with the Company’s involvement in undeveloped leasehold acquisitions.
     Net other income increased $133,000, or 233%, and $207,000, or 208%, during the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. These increases are the result of increases in interest income earned on higher average cash and equivalent balances.
     The Company reported net income of $5.6 million, an increase of $0.5 million, or 10%, during the three months ended June 30, 2006 compared to the same period in 2005. The Company reported net income of $12.5 million, an increase of $3.9 million, or 46%, during the six months ended June 30, 2006 compared to the same period in 2005. The increases in oil and gas sales were primarily responsible for these increases in net income. Net income represented 70% and 69% of total revenues during the three months ended June 30, 2006 and 2005, respectively. Net income represented 71% and 65% of total revenues during the six months ended June 30, 2006 and 2005, respectively.
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

EVERFLOW EASTERN PARTNERS, L.P.

By:	everflow management limited, llc, General Partner

By:	everflow management corporation Managing Member

August 11, 2006	By:	/s/ William A. Siskovic
William A. Siskovic
Vice President and Principal Financial and Accounting Officer (Duly Authorized Officer)