Form 10-Q/A
period 2006-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2006-10-06
CIK 868082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1

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
Registrant’s telephone number, including area code: 330-533-2692
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note
     This amendment on Form 10-Q/A (“Amendment No. 1”) is being filed to revise Part I, Item 4. Controls and Procedures of the Form 10-Q for the quarter ended June 30, 2006 (the “Report”) that was filed with the United States Securities and Exchange Commission on August 11, 2006. This Amendment No. 1 to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This Amendment No. 1 continues to speak as of the date of the Report. We have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 1 is not a representation that any statements contained in the Report or this Amendment No. 1 are true or complete as of any date subsequent to the date of the Report. This Amendment No. 1 does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

Part I: Financial Information
Item 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2006 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
     (b) Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting or in other factors that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the Evaluation Date.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc,
General Partner

	By:	everflow management corporation
Managing Member

	By:	/s/ William A. Siskovic
October 6, 2006		William A. Siskovic
Vice President and
Principal Financial and Accounting Officer
(Duly Authorized Officer)

4