Form 10-Q
period 2006-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2006-11-14
CIK 868082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 5,644,094 Units of limited partnership interest of the Registrant as of November 14, 2006. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of September 30, 2006.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$15,852,214	$13,371,923
Accounts receivable:
Production	6,580,527	8,168,703
Employees	138,487	120,801
Joint venture partners	—	13,531
Other	36,630	40,400

Total current assets	22,607,858	21,715,358

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	139,450,108	136,388,136
Pipeline and support equipment	528,193	532,229
Corporate and other	1,770,220	1,817,384

	141,748,521	138,737,749

Less accumulated depreciation, depletion, amortization and write down	(92,862,982)	(89,235,011)

	48,885,539	49,502,738

OTHER ASSETS	82,902	111,401

	$71,576,299	$71,329,497

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,103,719	$1,624,375
Accrued expenses	510,600	631,571

Total current liabilities	1,614,319	2,255,946

DEFERRED INCOME TAXES	200,000	—

ASSET RETIREMENT OBLIGATIONS	1,826,556	1,654,996

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,644,094 and 5,674,678 Units, respectively	67,147,036	66,630,706

GENERAL PARTNER’S EQUITY	788,388	787,849

Total partners’ equity	67,935,424	67,418,555

	$71,576,299	$71,329,497

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Oil and gas sales	$8,472,660	$7,908,382	$25,804,667	$20,808,491
Well management and operating	132,750	144,360	416,873	436,289
Other	1,939	877	4,576	1,952

	8,607,349	8,053,619	26,226,116	21,246,732

DIRECT COST OF REVENUES
Production costs	893,135	941,367	2,697,184	2,448,790
Well management and operating	38,453	51,662	156,391	168,750
Depreciation, depletion and amortization	1,227,941	1,363,652	3,660,722	3,656,610
Accretion expense	51,000	36,000	153,000	96,000

Total direct cost of revenues	2,210,529	2,392,681	6,667,297	6,370,150

GENERAL AND ADMINISTRATIVE EXPENSE	500,575	329,833	1,346,587	1,071,805

Total cost of revenues	2,711,104	2,722,514	8,013,884	7,441,955

INCOME FROM OPERATIONS	5,896,245	5,331,105	18,212,232	13,804,777

OTHER INCOME
Interest	192,641	123,785	538,071	223,323
(Loss) gain on sale of property and equipment	—	—	(34,526)	4,086

	192,641	123,785	503,545	227,409

INCOME BEFORE INCOME TAXES	6,088,886	5,454,890	18,715,777	14,032,186

INCOME TAXES
Current	20,000	80,000	120,000	80,000
Deferred	200,000	—	200,000	—

NET INCOME	$5,868,886	$5,374,890	$18,395,777	$13,952,186

Allocation of Partnership Net Income
Limited Partners	$5,799,935	$5,312,079	$18,180,437	$13,789,424
General Partner	68,951	62,811	215,340	162,762

	$5,868,886	$5,374,890	$18,395,777	$13,952,186

Net Income per unit	$1.03	$0.94	$3.21	$2.43

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
PARTNERS’ EQUITY — JANUARY 1	$67,418,555	$59,055,110

Net income	18,395,777	13,952,186

Cash distributions ($3.00 per Unit in 2006 and $2.00 per Unit in 2005)	(17,179,452)	(11,499,748)

Repurchase Right — Units tendered	(699,456)	(234,194)

PARTNERS’ EQUITY — SEPTEMBER 30	$67,935,424	$61,273,354

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,395,777	$13,952,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,714,888	3,711,836
Accretion expense	153,000	96,000
Loss (gain) on sale of property and equipment	34,526	(4,086)
Deferred income taxes	200,000	—
Changes in assets and liabilities:
Accounts receivable	1,601,707	1,352,697
Other current assets	3,770	2,988
Other assets	28,499	40,915
Accounts payable	(520,656)	58,708
Accrued expenses	(120,971)	(95,380)

Total adjustments	5,094,763	5,163,678

Net cash provided by operating activities	23,490,540	19,115,864

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	44,133	109,106
Advances disbursed to employees	(61,819)	(145,114)
Purchase of property and equipment	(3,113,655)	(4,045,892)
Proceeds on sale of property and equipment and other assets	—	10,500

Net cash used by investing activities	(3,131,341)	(4,071,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(17,179,452)	(11,499,748)
Repurchase of units	(699,456)	(234,194)

Net cash used by financing activities	(17,878,908)	(11,733,942)

NET INCREASE IN CASH AND EQUIVALENTS	2,480,291	3,310,522

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	13,371,923	8,020,521

CASH AND EQUIVALENTS AT END OF THIRD QUARTER	$15,852,214	$11,331,043

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$90,000	$40,000
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

B.	Organization — Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration development and production. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and Subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or “the Programs”).

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

Corporation (“EMC”), two individuals who are Officers and Directors of EEI, and Sykes Associates, LLC, a limited liability company owned by four adult children of Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

C.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

D.	Asset Retirement Obligations – The Company accounts for its estimated plugging and abandonment of oil and gas properties in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2006 and 2005:

	Asset Retirement Obligations
	Nine Months Ended September 30,
	2006	2005
Beginning of period	$1,854,996	$1,267,223
Liabilities incurred	18,560	20,000
Liabilities settled	—	—
Accretion expense	153,000	96,000

Total	$2,026,556	$1,383,223

At September 30, 2006 and December 31, 2005, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations were $200,000 at September 30, 2006 and December 31, 2005.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,644,094 and 5,664,483 for the three and nine months ended September 30, 2006, respectively, and 5,674,678 and 5,685,475 for the three and nine months ended September 30, 2005, respectively.

F.	New Accounting Standards – In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of FIN 48 will have on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Accounting Standards (“SFAS”) No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
F.	New Accounting Standards (Continued)

or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for financial statements of fiscal years beginning after November 15, 2007. Adoption of this standard is not expected to materially impact our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance for quantifying and assessing the materiality of misstatements of financial statements, including uncorrected misstatements that were not material to prior years’ financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 will have a material effect on its financial statement and related disclosures.

G.	Reclassification – Certain prior period amounts have been reclassified to conform with the current period’s presentation.
Note 2. Credit Facilities and Long-Term Debt
The Company had a revolving line of credit that expired on May 31, 2003. The Company anticipates entering into a commitment for a new line of credit agreement in the event funds are needed for the purpose of funding future annual repurchase rights (see Note 3). The new line of credit would be utilized in the event the Company receives tenders pursuant to the repurchase rights in excess of cash on hand.
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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2005 calculation, is $22.87 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2006. The repurchase of Units in the amount of $699,456 was paid in July 2006.

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
Note 4. Gas Purchase Agreements
The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.45 to $10.20 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $7.49 to $10.75 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Note 5. Commitments and Contingencies
Everflow paid a quarterly dividend in October 2006 of $.75 per Unit to unitholders of record on September 30, 2006. The distribution amounted to approximately $4,283,000.
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

Part I: Financial Information
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
(Amounts in Thousands)	Amount	%	Amount	%
Working capital	$20,994	30%	$19,459	28%
Property and equipment (net)	48,886	70	49,503	72
Other	83	—	111	—

Total	$69,963	100%	$69,073	100%

Long-term liabilities	$1,827	3%	$1,655	2%
Deferred income taxes	200	—	—	—
Partners’ equity	67,936	97	67,418	98

Total	$69,963	100%	$69,073	100%

     Working capital of $21.0 million as of September 30, 2006 represented an increase of approximately $1.5 million from December 31, 2005 due primarily to an increase in cash and equivalents. This increase was partially offset by decreases in production receivables resulting from timing differences between the periods in the receipt of production revenues.
     The Company had a revolving credit facility that expired in May 2003. The Company had no borrowings in 2005 or 2006 and no principal indebtedness was outstanding as of November 14, 2006. If necessary, the Company may enter into a new credit agreement for the purpose of funding future annual repurchase rights, although there is no assurance that additional financing will be available on terms as favorable as our previous credit facility, if at all. The Company currently has no alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to approximately $4.3 million in October 2006.
     The Company’s cash flow from operations before the change in working capital increased $4.7 million, or 27%, during the nine months ended September 30, 2006 as compared to the same period in 2005. Changes in working capital other than cash and equivalents increased cash by $1.0 million during the nine months ended September 30, 2006 and $1.4 million during the nine months ended September 30, 2005 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.

     Cash flows provided by operating activities were $23.5 million for the nine months ended September 30, 2006. Cash was primarily used in investing and financing activities to purchase property and equipment, repurchase units of limited partnership interest of the Company (“Units”) and pay quarterly distributions.
     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the terms of the Company’s Agreement of Limited Partnership dated as of September 14, 1990 (the “Repurchase Right”) and the payment of quarterly distributions.
     The Company has numerous short-term contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.45 to $10.20 per MCF. The Company also has an agreement with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $7.49 to $10.75 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2005 and 2004. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Oil and gas sales	98%	98%	98%	98%
Well management and operating	2	2	2	2

Total Revenues	100	100	100	100
Expenses:
Production costs	10	12	10	12
Well management and operating	—	1	1	1
Depreciation, depletion and amortization	14	17	14	17
Accretion expense	1	—	1	—
General and administrative	6	4	5	5
Other	(2)	(1)	(2)	(1)
Income Taxes	3	—	1	—

Total Expenses	32	33	30	34

Net Income	68%	67%	70%	66%

     Revenues for the three and nine months ended September 30, 2006 increased $554,000 and $5.0 million, respectively, compared to the same periods in 2005. These increases were due primarily to increases in oil and gas sales during the three and nine months ended September 30, 2006 compared to the same periods in 2005.
     Oil and gas sales increased $564,000, or 7%, during the three months ended September 30, 2006 compared to the same period in 2005. Oil and gas sales increased $5.0 million, or 24%, during the nine months ended September 30, 2006 compared to the same period in 2005. These increases are the result of higher natural gas and crude oil prices during the three and nine months ended September 30, 2006 compared to the same periods in 2005.
     Production costs decreased $48,000, or 5%, during the three months ended September 30, 2006 compared to the same period in 2005. Production costs increased $248,000, or 10%, during the nine months ended September 30, 2006 compared to the same period in 2005. The decrease during the three months ended September 30, 2006 is the result of lower operating costs from a reduction in the number of producing properties due to shut-ins during summer months. The increase during the nine months ended September 30, 2006 is the result of higher operating costs primarily from an increase in the number of producing properties compared to the same period in 2005.
     Depreciation, depletion and amortization decreased $136,000, or 10%, during the three months ended September 30, 2006 compared to the same period in 2005. Depreciation, depletion and amortization increased $4,000, or less than 1%, during the nine months ended September 30, 2006 compared to the same period in 2005. The primary reason for these changes is the result of a decrease in the number of producing properties from shut-in wells during the three months ended September 30, 2006 compared to the same period in 2005 and an overall increase in the number of producing properties during the nine months ended September 30, 2006 compared to the same period in 2005.
     Accretion expense increased $15,000, or 42% and $57,000, or 59% during three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Revisions to the Asset Retirement Obligation liability at December 31, 2005 is primarily responsible for this increase.
     General and administrative expenses increased $171,000, or 52%, during the three months ended September 30, 2006 compared with the same period in 2005. General and administrative expenses increased $275,000, or 26%, during the nine months ended September 30, 2006 compared to the same period in 2005. The primary reasons for these increases is due to higher overhead expenses associated with additional professional fees, wages and benefits. The Company has also incurred additional overhead due to its increased involvement in undeveloped leasehold acquisitions.
     Net other income increased $69,000, or 56%, and $276,000, or 121%, during the three and nine months ended September 30, 2006 compared to the same period in 2005. These increases are primarily the result of increases in interest income earned on higher average cash and equivalent balances.

     The Company reported net income of $5.9 million, an increase of $494,000, or 9%, during the three months ended September 30, 2006 compared to the same period in 2005. The Company reported net income of $18.4 million, an increase of $4.4 million, or 32%, during the nine months ended September 30, 2006 compared to the same period in 2005. The primary reason for the increases in net income was increased oil and gas sales during the three and nine months ended September 30, 2006. Net income represented 68% and 67% of total revenues during the three months ended September 30, 2006 and 2005, respectively. Net income represented 70% and 66% of total revenues during the nine months ended September 30, 2006 and 2005, respectively.
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
Forward-Looking Statements
     Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”). In addition, words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the weather in the Northeast Ohio area and the ability to locate economically productive oil and gas prospects for development by the Company. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Item 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2006 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC,
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

November 14, 2006	By:	/s/ William A. Siskovic William A. Siskovic
Vice President and
Principal Financial Accounting Officer
(Duly Authorized Officer)