Form 10-Q
period 2007-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2007-05-08
CIK 868082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 5,644,094 Units of limited partnership interest of the Registrant as of May 5, 2007. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of March 31, 2007.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$9,609,618	$7,424,183
Investments	8,106,594	8,580,618
Accounts receivable:
Production	7,279,868	7,833,519
Employees	159,950	157,093
Joint venture partners	—	6,035
Other	16,105	31,308

Total current assets	25,172,135	24,032,756

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	141,122,633	140,443,938
Pipeline and support equipment	528,193	528,193
Corporate and other	1,758,763	1,776,217

	143,409,589	142,748,348

Less accumulated depreciation, depletion, amortization and write down	(95,788,528)	(94,401,699)

	47,621,061	48,346,649

OTHER ASSETS	82,902	82,902

	$72,876,098	$72,462,307

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Production and other	$1,231,234	$838,539
Joint venture partners	87,942	90,834
Accrued expenses	494,675	955,260

Total current liabilities	1,813,851	1,884,633

DEFERRED INCOME TAXES	435,000	435,000

ASSET RETIREMENT OBLIGATIONS	1,807,257	1,743,707

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,644,094	68,011,458	67,595,381

GENERAL PARTNER’S EQUITY	808,532	803,586

Total partners’ equity	68,819,990	68,398,967

	$72,876,098	$72,462,307

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
REVENUES
Oil and gas sales	$9,021,389	$9,394,856
Well management and operating	143,061	143,237
Other	411	997

	9,164,861	9,539,090

DIRECT COST OF REVENUES
Production costs	1,073,980	964,655
Well management and operating	54,602	54,655
Depreciation, depletion and amortization	1,386,303	1,220,140
Accretion expense	57,800	51,000

Total direct cost of revenues	2,572,685	2,290,450

GENERAL AND ADMINISTRATIVE EXPENSE	506,923	427,598

Total cost of revenues	3,079,608	2,718,048

INCOME FROM OPERATIONS	6,085,253	6,821,042

OTHER INCOME
Interest income	196,962	155,861
Loss on sale of property and equipment	—	(34,526)

	196,962	121,335

INCOME BEFORE INCOME TAXES	6,282,215	6,942,377

INCOME TAXES
Current	150,000	—
Deferred	—	50,000

NET INCOME	$6,132,215	$6,892,377

Allocation of Partnership Net Income
Limited Partners	$6,060,171	$6,811,833
General Partner	72,044	80,544

	$6,132,215	$6,892,377

Net income per unit	$1.07	$1.20

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
PARTNERS’ EQUITY — JANUARY 1	$68,398,967	$67,418,555

Net income	6,132,215	6,892,377

Cash distributions ($1.00 per unit in 2007 and $.75 per unit in 2006)	(5,711,192)	(4,306,332)

PARTNERS’ EQUITY — MARCH 31	$68,819,990	$70,004,600

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,132,215	$6,892,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,404,282	1,237,535
Accretion expense	57,800	51,000
Loss on sale of property and equipment	—	34,526
Changes in assets and liabilities:
Accounts receivable	559,686	966,675
Other current assets	15,203	1,585
Other assets	—	(31,501)
Accounts payable	389,803	(641,602)
Accrued expenses	(460,585)	(292,708)

Total adjustments	1,966,189	1,325,510

Net cash provided by operating activities	8,098,404	8,217,887

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	14,907	24,790
Advances disbursed to employees	(17,764)	(16,356)
Purchase of investments	(5,061,881)	—
Proceeds on sale of investments	5,535,905	—
Purchase of property and equipment	(672,944)	(800,107)

Net cash used by investing activities	(201,777)	(791,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(5,711,192)	(4,306,332)

Net cash used by financing activities	(5,711,192)	(4,306,332)

NET INCREASE IN CASH AND EQUIVALENTS	2,185,435	3,119,882

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	7,424,183	13,371,923

CASH AND EQUIVALENTS AT END OF FIRST QUARTER	$9,609,618	$16,491,805

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$153,229	$30,000
See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies
A.	Interim Financial Statements — The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

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
of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

C.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

D.	Asset Retirement Obligations – The Company follows SFAS No. 143, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2007 and 2006:

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note 1.	Organization and Summary of Significant Accounting Policies (Continued)
D.	Asset Retirement Obligations (Continued)

	Asset Retirement Obligations
	Three Months Ended March 31,
	2007	2006
Beginning of period	$2,103,707	$1,854,996
Liabilities incurred	5,750	4,442
Liabilities settled	—	—
Accretion expense	57,800	51,000

Total	$2,167,257	$1,910,438

At March 31, 2007 and December 31, 2006, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations were $360,000 at March 31, 2007 and December 31, 2006.

E.	Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 3).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,644,094 and 5,674,678 for the three months ended March 31, 2007 and 2006, respectively.

F.	Income Taxes – In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note 1.	Organization and Summary of Significant Accounting Policies (Continued)
F.	Income Taxes (Continued)

tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements. There were no unrecognized tax benefits as of the date of adoption of FIN 48 and therefore, there is no anticipated effect upon the Company’s effective tax rate. Interest, if any, under FIN 48 will be classified in the financial statements as a component of interest expense and statutory penalties, if any, will be classified as a component of general and administrative expense.

As of January 1, 2007, the Company’s 2003-2006 income tax years remain subject to examination by the Internal Revenue Service, as well as the Ohio Department of Taxation. In addition, Ohio Franchise Tax calendar years 2002-2006 remain subject to examination.

G.	New Accounting Standards – In September 2006, the FASB issued SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for fiscal periods beginning after November 15, 2007. Adoption of this standard is not expected to materially impact the Company’s financial statements.

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

H.	Reclassification – Certain prior period amounts have been reclassified to conform with the current period’s presentation.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note 2.	Credit Facilities and Long-Term Debt
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

There were no borrowings outstanding during 2007 and 2006. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

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
oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2006 calculation, is $12.88 per Unit, net of the distributions ($2.00 per Unit in total) made in January and April 2007.

Units repurchased pursuant to the Repurchase Right for each of the last four years in the period ended December 31, 2006, are as follows:

	Calculated				Units Out-
	Price for	Less		# of	standing
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase
2003	$8.94	$0.50	$8.44	34,034	5,714,739
2004	$13.44	$1.00	$12.44	23,865	5,690,874
2005	$15.46	$1.00	$14.46	16,196	5,674,678
2006	$24.37	$1.50	$22.87	30,584	5,644,094

Note 4.	Gas Purchase Agreements
The Company has numerous contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.18 to $9.82 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $9.53 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Note 5.	Commitments and Contingencies
Everflow paid a quarterly dividend in April 2007 of $1.00 per Unit to Unitholders of record on March 31, 2007. The distribution amounted to approximately $5,711,000.

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

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
(Amounts in Thousands)	Amount	%	Amount	%
Working capital	$23,358	33%	$22,148	31%
Property and equipment (net)	47,621	67	48,347	69
Other	83	—	83	—

Total	$71,062	100%	$70,578	100%

Deferred income taxes	$435	1%	435	1%
Long-term liabilities	1,807	2	1,744	2
Partners’ equity	68,820	97	68,399	97

Total	$71,062	100%	$70,578	100%

     Working capital surplus of $23.4 million as of March 31, 2007 represented an increase of $1.2 million from December 31, 2006 due primarily to an increase in cash and equivalents and a decrease in accrued expenses. These changes were partially offset by a decrease in investments and accounts receivable-production and an increase in accounts payable-production and other.
     The Company funds its operation with cash generated by operations and existing cash and equivalent balances and investments. The Company had no borrowings in 2006 or 2007 and no principal indebtedness was outstanding as of May 5, 2007. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to approximately $5.7 million in April 2007.
     The Company’s cash flow from operations before the change in working capital decreased $621,000, or 8%, during the three months ended March 31, 2007 as compared to the same period in 2006. Changes in working capital other than cash and cash equivalents increased cash by $504,000 during the three months ended March 31, 2007.

     Cash flows provided by operating activities was $8.1 million for the three months ended March 31, 2007. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution, respectively.
     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
     The Company has numerous contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.18 to $9.82 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2008. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $9.53 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2007 and 2006. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2007	2006
Revenues:
Oil and gas sales	98%	98%
Well management and operating	2	2

Total Revenues	100	100
Expenses:
Production costs	12	10
Well management and operating	1	1
Depreciation, depletion and amortization	15	12
Accretion expense	1	1
General and administrative	5	4
Other	(2)	(1)
Current income taxes	1	—
Deferred income taxes	—	1

Total Expenses	33	28

Net income	67%	72%

     Revenues for the three months ended March 31, 2007 decreased $374,000, or 4%, compared to the same period in 2006. This decrease was due to a decrease in oil and gas sales during the first three months of 2007, as compared to the same period in 2006.
     Oil and gas sales decreased $373,000, or 4%, during the three months ended March 31, 2007 compared to the same period in 2006. Although natural gas prices were higher, lower natural gas production volumes during the first quarter of 2007 were responsible for this decrease compared to this same period in 2006.
     Production costs increased $109,000, or 11%, during the three months ended March 31, 2007 compared to the same period in 2006. This increase was due to inflationary increases in the costs to operate and manage the Company’s producing oil and gas properties and an increase in the number of producing oil and gas properties.
     Depreciation, depletion and amortization increased $166,000, or 14%, during the three months ended March 31, 2007 compared to the same period in 2006. The primary reason for the increase in depreciation, depletion and amortization is the result of a decrease in oil and gas reserves that resulted from lower year-end pricing for estimated future production.
     Accretion expense increased $7,000, or 13%, during the three months ended March 31, 2007 compared to the same period in 2006. An increase to the asset retirement obligations at December 31, 2006 versus December 31, 2005 is primarily responsible for this increase.
     General and administrative expenses increased $79,000, or 19%, during the three months ended March 31, 2007 compared to the same period in 2006. The primary reason for this increase is due to higher overhead expenses associated with ongoing administration. In particular, administrative overhead in the Company’s land and lease acquisition department increased as a result of the Company’s efforts to increase its undeveloped lease inventory.
     Net other income increased $76,000, or 62%, during the three months ended March 31, 2007 compared to the same period in 2006. This increase is primarily the result of an increase in interest income earned on cash and equivalent balances and investments.
     The Company reported net income of $6.1 million, a decrease of $760,000, or 11%, during the three months ended March 31, 2007 compared to the same period in 2006. The decrease in oil and gas sales was primarily responsible for this decrease in net income. Net income represented 67% and 72% of total revenue during the three months ended March 31, 2007 and 2006, respectively.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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
     There were no borrowings during 2007 and 2006. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.
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
Item 4. CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2007 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2006, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A. Controls and

Procedures of our annual report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007, and which is incorporated by reference into this Item 4 for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.
     The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2006, for a more complete understanding of the matters covered by such certifications.
     (b) Changes in internal control over financial reporting. While we are continuing to develop and implement remediation plans with respect to the identified material weaknesses, there have been no changes in our internal control over financial reporting other than those discussed below that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting beyond those identified in our Form 10-K for the year ended December 31, 2006.
     Continued development of formalized finance and accounting policies and formalized written policies and procedures governing the financial reporting process are continuing. The development of these policies and procedures are key to the remediation of our material weaknesses regarding establishing and maintaining an effective control environment and maintaining sufficient, formalized written policies and procedures over financial reporting as disclosed in Item 9A. Controls and Procedures of our annual report on our Form 10-K for the year ended December 31, 2006.
     As noted in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006, failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business and our failure to maintain sustained improvements in our controls or successfully implement compensating controls and procedures as part of our disclosure controls and procedures may further adversely impact our existing internal control structure.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

May 8, 2007	By:	/s/ William A. Siskovic William A. Siskovic
Vice President and Principal Financial and Accounting Officer
(Duly Authorized Officer)