Form 10-Q
period 2007-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2007-08-09
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
     There were 5,643,268 Units of limited partnership interest of the Registrant as of August 6, 2007. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of June 30, 2007.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$4,843,506	$7,424,183
Investments	11,628,710	8,580,618
Accounts receivable:
Production	6,984,786	7,833,519
Employees	212,169	157,093
Joint venture partners	23,446	6,035
Other	11,230	31,308

Total current assets	23,703,847	24,032,756

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	143,831,366	140,443,938
Pipeline and support equipment	532,822	528,193
Corporate and other	1,758,763	1,776,217

	146,122,951	142,748,348

Less accumulated depreciation, depletion, amortization and write down	(97,110,779)	(94,401,699)

	49,012,172	48,346,649

OTHER ASSETS	82,546	82,902

	$72,798,565	$72,462,307

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Production and other	$932,875	$838,539
Joint venture partners	101,886	90,834
Accrued expenses	663,948	955,260

Total current liabilities	1,698,709	1,884,633

DEFERRED INCOME TAXES	435,000	435,000

ASSET RETIREMENT OBLIGATIONS	1,887,037	1,743,707

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,643,268 and 5,644,094 Units, respectively	67,969,782	67,595,381

GENERAL PARTNER’S EQUITY	808,037	803,586

Total partners’ equity	68,777,819	68,398,967

	$72,798,565	$72,462,307

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Oil and gas sales	$8,320,301	$7,937,151	$17,341,690	$17,332,007
Well management and operating	136,303	140,886	279,364	284,123
Other	113	1,640	524	2,637

	8,456,717	8,079,677	17,621,578	17,618,767

DIRECT COST OF REVENUES
Production costs	942,341	839,394	2,016,321	1,804,049
Well management and operating	60,536	63,283	115,138	117,938
Depreciation, depletion and amortization	1,324,821	1,212,641	2,711,124	2,432,781
Accretion expense	57,900	51,000	115,700	102,000

Total direct cost of revenues	2,385,598	2,166,318	4,958,283	4,456,768

GENERAL AND ADMINISTRATIVE EXPENSE	467,267	418,414	974,190	846,012

Total cost of revenues	2,852,865	2,584,732	5,932,473	5,302,780

INCOME FROM OPERATIONS	5,603,852	5,494,945	11,689,105	12,315,987

OTHER INCOME
Interest income	200,808	189,569	397,770	345,430
(Loss) gain on sale of property and equipment	—	—	—	(34,526)

	200,808	189,569	397,770	310,904

INCOME BEFORE INCOME TAXES	5,804,660	5,684,514	12,086,875	12,626,891

INCOME TAXES
Current	125,000	50,000	275,000	50,000
Deferred	—	—	—	50,000

NET INCOME	$5,679,660	$5,634,514	$11,811,875	$12,526,891

Allocation of Partnership Net Income
Limited Partners	$5,612,932	$5,568,669	$11,673,103	$12,380,502
General Partner	66,728	65,845	138,772	146,389

	$5,679,660	$5,634,514	$11,811,875	$12,526,891

Net income per unit	$0.99	$0.98	$2.07	$2.18

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
PARTNERS’ EQUITY — JANUARY 1	$68,398,967	$67,418,555

Net income	11,811,875	12,526,891

Cash distributions ($2.00 per unit in 2007 and $1.50 per unit in 2006)	(11,422,384)	(8,612,664)

Repurchase Right — Units tendered	(10,639)	(699,456)

PARTNERS’ EQUITY — JUNE 30	$68,777,819	$70,633,326

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,811,875	$12,526,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,747,081	2,468,885
Accretion expense	115,700	102,000
Loss on sale of property and equipment	—	34,526
Changes in assets and liabilities:
Accounts receivable	831,322	1,801,115
Other current assets	20,078	1,585
Other assets	356	(61,501)
Accounts payable	94,749	(824,488)
Accrued expenses	(291,312)	(115,126)

Total adjustments	3,517,974	3,406,996

Net cash provided by operating activities	15,329,849	15,933,887

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	30,146	44,684
Advances disbursed to employees	(85,222)	(49,496)
Purchase of investments	(11,628,710)	—
Proceeds on sale of investments	8,580,618	—
Purchase of property and equipment	(3,384,974)	(1,685,084)

Net cash used by investing activities	(6,488,142)	(1,689,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(11,422,384)	(8,612,664)

Net cash used by financing activities	(11,422,384)	(8,612,664)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,580,677)	5,631,327

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	7,424,183	13,371,923

CASH AND EQUIVALENTS AT END OF SECOND QUARTER	$4,843,506	$19,003,250

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$266,270	$60,000
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

C.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

D.	Asset Retirement Obligations – The Company follows SFAS No. 143, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2007 and 2006:

	Asset Retirement Obligations
	Six Months Ended June, 30,
	2007	2006
Beginning of period	$2,103,707	$1,854,996
Liabilities incurred	27,630	9,420
Liabilities settled	—	—
Accretion expense	115,700	102,000

Total	$2,247,037	$1,966,416

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
D.	Asset Retirement Obligations (Continued)

At June 30, 2007 and December 31, 2006, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations were $360,000 at June 30, 2007 and December 31, 2006.

E.	Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 3).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,644,094 for the three and six months ended June 30, 2007 and 5,674,678 for the three and six months ended June 30, 2006.

F.	Income Taxes – In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements, since EEI is the only tax paying entity and represents less than 10% of the Company’s total taxable income. There were no unrecognized tax benefits as of the date of adoption of FIN 48 and therefore, there is no anticipated effect upon the Company’s effective tax rate. Interest, if any, under FIN 48 will be classified in the financial statements as a component of interest expense and statutory penalties, if any, will be classified as a component of general and administrative expense.

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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2006 calculation, is $12.88 per Unit, net of the distributions ($2.00 per Unit in total) made in January and April 2007. The repurchase of Units of $10,369 was accrued at June 30, 2007 and was paid in July 2007.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 3. Partners’ Equity (Continued)
     Units repurchased pursuant to the Repurchase Right for each of the last five years in the period ended December 31, 2006, are as follows:

	Calculated				Units Out-
	Price for	Less		# of	standing
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase
2003	$8.94	$.50	$8.44	34,034	5,714,739
2004	$13.44	$1.00	$12.44	23,865	5,690,874
2005	$15.46	$1.00	$14.46	16,196	5,674,678
2006	$24.37	$1.50	$22.87	30,584	5,644,094
2007	$14.88	$2.00	$12.88	826	5,643,268
Note 4. Gas Purchase Agreements
The Company has numerous contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2009. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $10.06 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2009. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $10.03 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Note 5. Commitments and Contingencies
Everflow paid a quarterly dividend in July 2007 of $1.50 per Unit to Unitholders of record on June 30, 2007. The distribution amounted to approximately $8,566,000.
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

Part I: Financial Information
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
(Amounts in Thousands)	Amount	%	Amount	%
Working capital	$22,005	31%	$22,148	31%
Property and equipment (net)	49,012	69	48,347	69
Other	83	—	83	—

Total	$71,100	100%	$70,578	100%

Deferred income taxes	$435	—%	$435	1%
Long-term liabilities	1,887	3	1,744	2
Partners’ equity	68,778	97	68,399	97

Total	$71,100	100%	$70,578	100%

     Working capital surplus of $22.0 million as of June 30, 2007 represented a decrease of approximately $143,000 from December 31, 2006 due primarily to a decrease in production receivable. This decrease was partially offset by an increase in investments, a decrease in cash and equivalents and a decrease in accrued expenses.
     The Company had a revolving credit facility that expired in May 2003. The Company had no borrowings in 2006 or 2007 and no principal indebtedness was outstanding as of August 6, 2007. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $8.6 million in July 2007.
     The Company’s cash flow from operations before the change in working capital was $14.7 million, a decrease of $458,000, or 3%, during the six months ended June 30, 2007 as compared to the same period in 2006. Changes in working capital other than cash and equivalents increased cash by $655,000 during the six months ended June 30, 2007 primarily due to a decrease in accounts receivable resulting from a decline in production revenues receivable.
     Cash flows provided by operating activities was $15.3 million for the six months ended June 30, 2007. Cash was primarily used in investing and financing activities to purchase investments, purchase property and equipment and pay quarterly distributions.

     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
     The Company has numerous contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) (including The East Ohio Gas Company), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2009. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $10.06 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2009. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $10.03 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2007 and 2006. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	98%	98%	98%	98%
Well management and operating	2	2	2	2

Total Revenues	100%	100%	100%	100%

Expenses:
Production costs	11%	10%	11%	10%
Well management and operating	1	1	1	1
Depreciation, depletion and amortization	16	15	15	14
Accretion expense	1	1	1	1
General and administrative	5	5	5	5
Other	(2)	(2)	(2)	(2)
Current income taxes	1	—	2	—
Deferred income taxes	—	—	—	—

Total Expenses	33	30	33	29

Net income	67%	70%	67%	71%

     Revenues for the three and six months ended June 30, 2007 increased $377,000 and $3,000, respectively, compared to the same periods in 2006. These increases were due primarily to an increase in oil and gas sales during the three and six months ended June 30, 2007 compared to the same periods in 2006.

     Oil and gas sales increased $383,000, or 5%, during the three months ended June 30, 2007 compared to the same period in 2006. Oil and gas sales increased $10,000, or less than 1%, during the six months ended June 30, 2007 compared to the same period in 2006. These increases are the result of higher natural gas prices received during the three and six months ended June 30, 2007 compared to the same periods in 2006.
     Production costs increased $103,000, or 12%, during the three months ended June 30, 2007 and increased $212,000, or 12%, during the six months ended June 30, 2007 compared to the same periods in 2006. The increases are the result of higher operating costs resulting from an increase in the number of producing properties and inflationary increases in the costs to operate and manage producing properties during the three and six months ended June 30, 2007 compared to the same periods in 2006.
     Depreciation, depletion and amortization expenses increased $112,000, or 9%, and $278,000, or 11%, during the three and six months ended June 30, 2007, respectively, compared with the same periods in 2006. The primary reason for these increases is the result of a decrease in oil and gas reserves that resulted from lower year-end pricing for estimated future production.
     Accretion expense increased $7,000, or 14%, and $14,000, or 13%, during three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. An increase in asset retirement obligations is primarily responsible for this increase.
     General and administrative expenses increased $49,000, or 12%, and $128,000, or 15%, during the three and six months ended June 30, 2007, respectively, compared with the same periods in 2006. The primary reason for these increases is due to higher overhead expenses associated with ongoing administration. In particular, administrative overhead in the Company’s land and lease acquisition department increased as a result of the Company’s efforts to increase its undeveloped lease inventory.
     Net other income increased $11,000, or 6%, and $87,000, or 28%, during the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. These increases are the result of increases in interest income earned on cash and equivalent balances and investments. In addition, the Company recognized a loss of $34,500 on the sale of property and equipment during the six months ended June 30, 2006.
     The Company reported net income of $5.7 million, an increase of $45,000, or 1%, during the three months ended June 30, 2007 compared to the same period in 2006. The Company reported net income of $11.8 million, a decrease of $715,000, or 6%, during the six months ended June 30, 2007 compared to the same period in 2006. An increase in oil and gas sales was primarily responsible for the increase in net income during the three months ended June 30, 2007. Increases in production costs, depreciation, depletion and amortization and general and administrative expenses were primarily responsible for the decrease in net income during the six months ended June 30, 2007. Net income represented 67% and 70% of total revenues during the three months ended June 30, 2007 and 2006, respectively. Net income represented 67% and 71% of total revenues during the six months ended June 30, 2007 and 2006, respectively.

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
Item 4. CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2007 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2006, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007, and which is incorporated by reference into this Item 4 for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.
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
Item 6. EXHIBITS
Exhibit 31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc,
General Partner

	By:	everflow management corporation
Managing Member

	By:	/s/ William A. Siskovic

August 9, 2007		William A. Siskovic
Vice President and
Principal Financial and Accounting Officer
(Duly Authorized Officer)