Form 10-Q
period 2007-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2007-11-09
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 5,643,268 Units of limited partnership interest of the Registrant as of November 5, 2007. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of September 30, 2007.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$2,866,357	$7,424,183
Investments	9,103,701	8,580,618
Accounts receivable:
Production	6,323,611	7,833,519
Employees	305,733	157,093
Joint venture partners	72,660	6,035
Other	46,230	31,308

Total current assets	18,718,292	24,032,756

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	147,081,812	140,443,938
Pipeline and support equipment	532,822	528,193
Corporate and other	1,813,213	1,776,217

	149,427,847	142,748,348

Less accumulated depreciation, depletion, amortization and write down	(98,329,570)	(94,401,699)

	51,098,277	48,346,649

OTHER ASSETS	77,546	82,902

	$69,894,115	$72,462,307

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable:
Production and other	$948,845	$838,539
Joint venture partners	175,650	90,834
Accrued expenses	774,346	955,260

Total current liabilities	1,898,841	1,884,633

DEFERRED INCOME TAXES	435,000	435,000

ASSET RETIREMENT OBLIGATIONS	1,967,187	1,743,707

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,643,268 and 5,644,094 Units, respectively	64,831,882	67,595,381

GENERAL PARTNER’S EQUITY	761,205	803,586

Total partners’ equity	65,593,087	68,398,967

	$69,894,115	$72,462,307

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Oil and gas sales	$7,918,189	$8,472,660	$25,259,879	$25,804,667
Well management and operating	132,090	132,750	411,454	416,873
Other	1,791	1,939	2,315	4,576

	8,052,070	8,607,349	25,673,648	26,226,116

DIRECT COST OF REVENUES
Production costs	882,854	893,135	2,899,175	2,697,184
Well management and operating	37,921	38,453	153,059	156,391
Depreciation, depletion and amortization	1,369,159	1,227,941	4,080,283	3,660,722
Accretion expense	57,900	51,000	173,600	153,000

Total direct cost of revenues	2,347,834	2,210,529	7,306,117	6,667,297

GENERAL AND ADMINISTRATIVE EXPENSE	456,745	500,575	1,430,935	1,346,587

Total cost of revenues	2,804,579	2,711,104	8,737,052	8,013,884

INCOME FROM OPERATIONS	5,247,491	5,896,245	16,936,596	18,212,232

OTHER INCOME
Interest	145,181	192,641	542,951	538,071
Gain (loss) on sale of property and equipment	13,145	—	13,145	(34,526)

	158,326	192,641	556,096	503,545

INCOME BEFORE INCOME TAXES	5,405,817	6,088,886	17,492,692	18,715,777

INCOME TAXES
Current	25,000	70,000	300,000	120,000
Deferred	—	150,000	—	200,000

	25,000	220,000	300,000	320,000

NET INCOME	$5,380,817	$5,868,886	$17,192,692	$18,395,777

Allocation of Partnership Net Income
Limited Partners	$5,317,591	$5,799,935	$16,990,694	$18,180,437
General Partner	63,226	68,951	201,998	215,340

	$5,380,817	$5,868,886	$17,192,692	$18,395,777

Net Income per unit	$0.94	$1.03	$3.01	$3.21

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
PARTNERS’ EQUITY — JANUARY 1	$68,398,967	$67,418,555

Net income	17,192,692	18,395,777

Cash distributions ($3.50 per Unit in 2007 and $3.00 per Unit in 2006)	(19,987,933)	(17,179,452)

Repurchase Right — Units tendered	(10,639)	(699,456)

PARTNERS’ EQUITY — SEPTEMBER 30	$65,593,087	$67,935,424

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,192,692	$18,395,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,135,338	3,714,888
Accretion expense	173,600	153,000
(Gain) loss on sale of property and equipment	(13,145)	34,526
Deferred income taxes	—	200,000
Changes in assets and liabilities:
Accounts receivable	1,443,283	1,601,707
Other current assets	(14,922)	3,770
Other assets	5,356	28,499
Accounts payable	195,122	(520,656)
Accrued expenses	(182,914)	(120,971)

Total adjustments	5,741,718	5,094,763

Net cash provided by operating activities	22,934,410	23,490,540

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(23,012,176)	—
Proceeds on sale of investments	22,489,093	—
Proceeds received on receivables from employees	70,390	44,133
Advances disbursed to employees	(219,030)	(61,819)
Purchase of property and equipment	(6,868,841)	(3,113,655)
Proceeds on sale of property and equipment	46,900	—

Net cash used by investing activities	(7,493,664)	(3,131,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(19,987,933)	(17,179,452)
Repurchase of units	(10,639)	(699,456)

Net cash used by financing activities	(19,998,572)	(17,878,908)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(4,557,826)	2,480,291

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	7,424,183	13,371,923

CASH AND EQUIVALENTS AT END OF THIRD QUARTER	$2,866,357	$15,852,214

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$369,520	$90,000
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

C.	Organization - Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration development and production. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and Subsidiaries and the oil and gas properties owned by certain

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
C.	Organization (Continued)

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Asset Retirement Obligations – The Company follows SFAS No. 143, which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2007 and 2006:

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
E.	Asset Retirement Obligations (Continued)

	Asset Retirement Obligations
	Nine Months Ended September 30,
	2007	2006
Beginning of period	$2,103,707	$1,854,996
Liabilities incurred	52,480	18,560
Liabilities settled	(2,600)	—
Accretion expense	173,600	153,000

Total	$2,327,187	$2,026,556

At September 30, 2007 and December 31, 2006, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $360,000 at September 30, 2007 and December 31, 2006.

F.	Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 3).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,643,268 and 5,643,819 for the three and nine months ended September 30, 2007, respectively, and 5,644,094 and 5,664,483 for the three and nine months ended September 30, 2006, respectively.

G.	Income Taxes – In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
G.	Income Taxes (Continued)

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

H.	New Accounting Standards – In September 2006, the FASB issued SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for fiscal periods beginning after November 15, 2007. Adoption of this standard is not expected to materially impact the Company’s financial statements.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
I.	Reclassification – Certain prior period amounts have been reclassified to conform with the current period’s presentation.
Note 2. Credit Facilities and Long-Term Debt
The Company had a revolving line of credit that expired in May 2003. The Company anticipates entering into a commitment for a new line of credit agreement in the event funds are needed for the purpose of funding future annual repurchase rights (see Note 3). The new line of credit would be utilized in the event the Company receives tenders pursuant to the repurchase rights in excess of cash on hand.
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
(CONTINUED)
Note 3. Partners’ Equity (Continued)
at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2006 calculation, is $12.88 per Unit, net of the distributions ($2.00 per Unit in total) made in January and April 2007. The repurchase of Units in the amount of $10,639 was paid in July 2007.
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
Note 4. Gas Purchase Agreements
The Company has numerous contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) to sell and deliver certain quantities of natural gas production on a monthly basis through October 2009. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $10.06 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2009. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $10.03 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot be fully measured until actual production volumes and prices are determined.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 5. Commitments and Contingencies
Everflow paid a quarterly dividend in October 2007 of $0.50 per Unit to unitholders of record on September 30, 2007. The distribution amounted to approximately $2,855,000.
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

Part I:  Financial Information
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
(Amounts in Thousands)	Amount	%	Amount	%
Working capital	$16,819	25%	$22,148	31%
Property and equipment (net)	51,098	75	48,347	69
Other	78	—	83	—

Total	$67,995	100%	$70,578	100%

Deferred income taxes	$435	1%	$435	1%
Long-term liabilities	1,967	3	1,744	2
Partners’ equity	65,593	96	68,399	97

Total	$67,995	100%	$70,578	100%

     Working capital of $16.8 million as of September 30, 2007 represented a decrease of approximately $5.3 million from December 31, 2006 due primarily to a decrease in cash and equivalents resulting primarily from purchases of property and equipment and quarterly distributions, and a decrease in accounts receivable from production. These decreases were partially offset by an increase in investments.
     Property and equipment (net) of $51.1 million as of September 30, 2007 represented an increase of approximately $2.8 million from December 31, 2006 due primarily to the additional drilling of oil and gas properties.
     The Company had a revolving credit facility that expired in May 2003. The Company had no borrowings in 2006 or 2007 and no principal indebtedness was outstanding as of November 5, 2007. If necessary, the Company may enter into a new credit agreement for the purpose of funding future annual repurchase rights, although there is no assurance that additional financing will be available on terms as favorable as the previous credit facility, if at all. The Company currently has no alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to approximately $2.9 million in October 2007.

     The Company’s cash flow from operations before the change in working capital was $21.5 million, a decrease of $1.0 million, or 5%, during the nine months ended September 30, 2007 as compared to the same period in 2006. Changes in working capital from operations other than cash and equivalents increased cash by $1.4 million during the nine months ended September 30, 2007 and $964,000 during the nine months ended September 30, 2006 primarily due to a decrease in accounts receivable resulting from timing differences in the receipt of production revenues.
     Cash flows provided by operating activities were $22.9 million for the nine months ended September 30, 2007. Cash was primarily used in investing and financing activities to purchase property and equipment, purchase investments, repurchase units of limited partnership interest of the Company (“Units”) and pay quarterly distributions.
     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the terms of the Company’s Agreement of Limited Partnership dated as of September 14, 1990 (the “Repurchase Right”) and the payment of quarterly distributions.
     The Company has numerous contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”) to sell and deliver certain quantities of natural gas production on a monthly basis through October 2009. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $10.06 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2009. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $10.03 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot be fully measured until actual production volumes and prices are determined.
Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2007 and 2006. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues:
Oil and gas sales	98%	98%	98%	98%
Well management and operating	2	2	2	2

Total Revenues	100	100	100	100
Expenses:
Production costs	11	10	11	10
Well management and operating	—	—	1	1
Depreciation, depletion and amortization	17	14	16	14
Accretion expense	1	1	1	1
General and administrative	6	6	5	5
Other	(2)	(2)	(2)	(2)
Current income taxes	—	1	1	—
Deferred income taxes	—	2	—	1

Total Expenses	33	32	33	30

Net Income	67%	68%	67%	70%

     Revenues for the three and nine months ended September 30, 2007 decreased $555,000 and $552,000, respectively, compared to the same periods in 2006. These decreases were due primarily to decreases in oil and gas sales during the three and nine months ended September 30, 2007 compared to the same periods in 2006.
     Oil and gas sales decreased $554,000, or 7%, during the three months ended September 30, 2007 compared to the same period in 2006. Oil and gas sales decreased $545,000, or 2%, during the nine months ended September 30, 2007 compared to the same period in 2006. These decreases are the result of lower natural gas production during the three and nine months ended September 30, 2007 compared to the same periods in 2006.
     Production costs decreased $10,000, or 1%, during the three months ended September 30, 2007 compared to the same period in 2006. Production costs increased $202,000, or 7%, during the nine months ended September 30, 2007 compared to the same period in 2006. The decrease during the three months ended September 30, 2007 is the result of lower operating costs from a reduction in the number of producing properties due to shut-ins during summer months. The increase during the nine months ended September 30, 2007 is the result of higher operating costs during the first two quarters of 2007, primarily from an increase in the number of producing properties compared to the same period in 2006.
     Depreciation, depletion and amortization increased $141,000, or 12%, during the three months ended September 30, 2007 compared to the same period in 2006. Depreciation, depletion and amortization increased $420,000, or 11%, during the nine months ended September 30, 2007 compared to the same period in 2006. The primary reason for these increases is the result of a decrease in oil and gas reserves that resulted from lower year-end pricing for estimated future production.

     Accretion expense increased $7,000, or 14% and $21,000, or 13% during three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Increases in asset retirement obligations are primarily responsible for these increases.
     General and administrative expenses decreased $44,000, or 9%, during the three months ended September 30, 2007 compared with the same period in 2006. General and administrative expenses increased $84,000, or 6%, during the nine months ended September 30, 2007 compared to the same period in 2006. The primary reason for the decrease during the three months ended September 30, 2007 compared to the same period in 2006 was due to a reduction in consulting services, legal costs and health insurance benefits resulting from a change in health insurance carriers. The primary reason for the increase during the nine months ended September 30, 2007 was due to higher overhead expenses during the first two quarters of 2007 associated with the land and lease acquisition department as a result of the Company’s efforts to increase its undeveloped lease inventory.
     Net other income decreased $34,000, or 18%, and increased $53,000, or 10%, during the three and nine months ended September 30, 2007 compared to the same period in 2006. The decrease during the three months ended September 30, 2007 is primarily the result of a decrease in interest income earned on lower cash and equivalent balances and investments. The increase during the nine months ended September 30, 2007 is primarily the result of the recognition of a gain on sale of oil and gas properties during 2007 compared to the recognition of a loss on sale of a corporate asset during 2006.
     The Company reported net income of $5.4 million, a decrease of $488,000, or 8%, during the three months ended September 30, 2007 compared to the same period in 2006. The Company reported net income of $17.2 million, a decrease of $1.2 million, or 7%, during the nine months ended September 30, 2007 compared to the same period in 2006. The primary reason for the decreases in net income was decreased oil and gas sales and increases in depreciation, depletion and amortization during the three and nine months ended September 30, 2007. Net income represented 67% and 68% of total revenues during the three months ended September 30, 2007 and 2006, respectively. Net income represented 67% and 70% of total revenues during the nine months ended September 30, 2007 and 2006, respectively.
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

Item 4. CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2007 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2006, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A. Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007, and which is incorporated by reference into this Item 4 for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.
     The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2006, for a more complete understanding of the matters covered by such certifications.
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

EVERFLOW EASTERN PARTNERS, L.P.
	By:	everflow management limited, llc,
General Partner

	By:	everflow management corporation
Managing Member

	By:	/s/William A. Siskovic
November 9, 2007		William A. Siskovic
Vice President and Principal Financial Accounting Officer (Duly Authorized Officer)