Form 10-K
period 2007-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2008-03-18
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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
Units of Limited Partnership Interest
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
There were 4,376,498 Units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 10, 2008. At June 30, 2007, there was no public market for the Registrant’s Units of Limited Partnership Interest. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of December 31, 2007.

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
Description of the Business
     General. The Company has participated on an on-going basis in the acquisition, exploration, development and production of undeveloped oil and gas properties and has pursued the acquisition of producing oil and gas properties.
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
     Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 83% of the estimated total future cash inflows related to the Company’s oil and gas reserves as of December 31, 2007 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.
     The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of 383 (net) wells. The Company serves as the operator of approximately 62% of the gross wells and 78% of the net wells which comprise the Company’s properties.
     The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.
     Business Plan. The Company continually evaluates whether the Company can develop oil and gas properties at historical levels given the current costs of drilling and development activities, the current prices of oil and gas, and the Company’s ability to find oil and gas in commercially productive quantities. The Company has increased its level of activity in the development of oil and gas properties in recent years. During 2007, the Company dedicated additional resources to its land and lease acquisition department in an effort to increase its undeveloped lease inventory. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”
     Acquisition of Prospects. The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2007, the Company’s current leasehold inventory consists of approximately 31 prospects in various stages of maturity representing approximately 803 net acres under lease.
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
     Acquisition of Producing Properties. As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. There have been no acquisitions of producing oil and gas properties over the past few years.
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
     The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2007 and no principal indebtedness was outstanding as of March 10, 2008. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”
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
     The Company owns a significant number of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 2007, which aggregate $133,492,000 (Standardized Measure of Discounted Future Net Cash Flows) with no borrowings outstanding as of December 31, 2007.
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
     Oil. Any oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. All posted prices in the areas where the Company’s properties are located are generally somewhat lower than the spot market prices, although there have been substantial fluctuations in crude oil prices in recent years, including 2007.
     The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $102.25 in March 2008. The high price range of $102.25 was the posted field price in the Appalachian Basin area, the Company’s principal area of operation, as of March 10, 2008. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”) and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company’s revenues from oil production will be reduced accordingly.
     Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.
     Natural Gas. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through 2007, shortages in natural gas supplies have again resulted from increased energy consumption due to harsh weather conditions. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.
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
     Since 2002, the Company has numerous annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas totaling 3.79 BCF through October 2010 at various monthly weighted-average prices ranging from $9.07 to $9.82 per MCF.
     The Company also has three annual contracts with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas totaling 1.83 BCF through October 2010 at various monthly weighted-average prices ranging from $9.00 to $9.80 per MCF.
     A summary of the Company’s locked-in volumes and prices with Dominion and IGS by year is as follows:

	Dominion		IGS		Total
		Weighted-		Weighted-		Weighted-
Year Ending		Average		Average		Average
December 31:	BCF	Price/MCF	BCF	Price/MCF	BCF	Price/MCF

2008	1.54	$9.45	0.74	$9.37	2.28	$9.42
2009	1.35	9.55	0.70	9.59	2.05	9.56
2010	0.90	9.58	0.39	9.58	1.29	9.58

	3.79	$9.52	1.83	$9.50	5.62	$9.51

     As described above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price plus basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts under SFAS No. 133. As of December 31, 2007, natural gas purchased by Dominion covers production from approximately 490 gross wells, while natural gas purchased by IGS covers production from approximately 230 gross wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Inflation and Changes in Prices.”
     For the year ended December 31, 2007, with the exception of Dominion and IGS, which accounted for approximately 47% and 22%, respectively, of the Company’s natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company’s gas sales. The Company expects that Dominion and IGS will be the only material natural gas customers for fiscal 2008.
     Seasonality. During summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. These production restrictions, and the nature of the Company’s business, result in seasonal fluctuations in the Company’s revenue, with the Company receiving more income in the first and fourth quarters of its fiscal year.
     Title to Properties. As is customary in the oil and gas industry, the Company performs a limited investigation as to ownership of leasehold acreage at the time of acquisition and conducts a title examination and necessary curative work prior to the commencement of drilling operations on a tract. Title examinations have been performed for substantially all of the producing oil and gas properties owned by the Company with regard to (i) substantial tracts of land forming a portion of such oil and gas properties and (ii) the wellhead location of such properties. The Company believes that title to its properties is acceptable although such properties may be subject to royalty, overriding royalty, carried and other similar interests in contractual arrangements customary in the oil and gas industry. Also, such properties may be subject to liens incident to operating agreements and liens for current taxes not yet due, as well as other comparatively minor encumbrances.
     Competition. The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from major and independent oil companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many of the Company’s competitors have financial resources, personnel and facilities substantially greater than those of the Company.
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
     Regulation of Oil and Gas Industry. The exploration, production and sale of oil and natural gas are subject to numerous state and federal laws and regulations. Such laws and regulations govern a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, marketing, pricing and protection of the environment. Such regulations may restrict the rate at which the Company’s wells produce oil and natural gas below the rate at which such wells could produce in the absence of such regulations. In addition, legislation and regulations concerning the oil and gas industry are constantly being reviewed and proposed. Ohio and Pennsylvania, the states in which the Company owns properties and operates, have statutes and regulations governing a number of the matters enumerated above. Compliance with the laws and regulations affecting the oil and gas industry generally increases the Company’s costs of doing business and consequently affects its profitability. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.
     The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the “FERC”) under the Natural Gas Act of 1938 (“NGA”). The wellhead price of natural gas is also regulated by the FERC under the authority of the Natural Gas Policy Act of 1978 (“NGPA”). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the “Decontrol Act”) was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, FERC recently has adopted and proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority will be sold to Dominion and IGS as discussed earlier.
     As a result of the NGPA and the Decontrol Act, the Company’s gas production is no longer subject to price regulation. Gas which has been removed from price regulation is subject only to that price contractually agreed upon between the producer and purchaser. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings originally prescribed by the NGPA. In addition to the deregulation of gas prices, the FERC has proposed and enacted several rules or orders concerning transportation and marketing of natural gas. In 1992, the FERC finalized Order 636, a rule pertaining to the restructuring of interstate pipeline services. This rule requires interstate pipelines to unbundle transportation and sales services by separately pricing the various components of their services, such as supply, gathering, transportation and sales. These pipeline companies are required to provide customers only the specific service desired without regard to the source for the purchase of the gas. Although the Company is not an interstate pipeline, it is likely that this regulation may indirectly impact the Company by increasing competition in the marketing of natural gas, possibly resulting in an erosion of the premium price historically available for Appalachian natural gas. Regulation of the production, transportation and sale of oil and gas by federal and state agencies has a significant effect on the Company and its operating results. Certain states, including Ohio and Pennsylvania, have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning the spacing of wells. The ultimate impact of these rules and other regulatory developments on the Company cannot be predicted.
     In addition, from time to time, prices for either oil or natural gas have been regulated by the federal government, and such price regulation could be reimposed at any time in the future.
     Environmental Regulation. The activities of the Company are subject to various federal, state and local laws and regulations designed to protect the environment. The Company does not conduct any offshore activities. Operations of the Company on onshore oil properties may generally be liable for clean-up costs to the federal government under the Federal Clean Water Act for up to $50,000,000 for each incident of oil or hazardous pollution substance contamination and for up to $50,000,000, plus response costs, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) for hazardous substance contamination. Liability is unlimited in cases of willful negligence or misconduct, and there is no limit on liability for environmental clean-up costs or damages with respect to claims by the state or private persons or entities. In addition, the Company is required by the Environmental Protection Agency (“EPA”) to prepare and implement spill prevention control and countermeasure plans relating to the possible discharge of oil into navigable waters; and the EPA will further require permits to authorize the discharge of pollutants into navigable waters. State and local permits or approvals may also be needed with respect to waste-water discharges and air pollutant emissions. Violations of environment-related lease conditions or environmental permits can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations. Such enforcement liabilities can result from prosecution by public or private entities.
     Various state and governmental agencies are considering, and some have adopted, other laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.
     Operating Hazards and Uninsured Risks. The Company’s oil and gas operations are subject to all operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual formations and pressures, blow-outs, environmental pollution and personal injury. The Company maintains such insurance coverage as it believes to be appropriate taking into account the size of the Company and its operations. Losses can occur from an uninsurable risk or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact on the Company’s revenues and earnings.
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
     Conflicts of Interest. The Partnership Agreement grants the General Partner broad discretionary authority to make decisions on matters such as the Company’s acquisition of or participation in a drilling prospect or a producing property. To limit the General Partner’s management discretion might prevent it from managing the Company properly. However, because the business activities of the affiliates of the General Partner on the one hand and the Company on the other hand are the same, potential conflicts of interest are likely to exist, and it is not possible to completely mitigate such conflicts.
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
     Employees. As of March 10, 2008, the Company had 18 full-time and two part-time employees. These employees primarily are engaged in the following areas of business operations: four in land and lease acquisition, five in field operations, six in accounting, and five in administration.

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
     Section 404 under the Sarbanes-Oxley Act of 2002 requires that we perform an assessment of our internal controls over financial reporting. We were required to complete the assessment as to the adequacy of our internal control reporting beginning with the year ending December 31, 2006 and annually thereafter.
     During the preparation of our financial statements for the fiscal year ended December 31, 2007, we identified a number of control deficiencies in our internal control over financial reporting. A number of these control deficiencies have been classified as material weaknesses or significant deficiencies that in the aggregate constitute material weaknesses. A material weakness is a control deficiency that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.
     As of the end of the period covered in this Form 10-K, management performed an evaluation of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above, management concluded that our disclosure controls and procedures were not effective as of December 31 2007.

     As of the filing of this Form 10-K, we have implemented changes in our internal control over financial reporting to remediate certain but not all of the identified control deficiencies. Our continuing remediation efforts are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment. As a result, we expect that once we commence our preparation and review of 2008 interim financial statements, our internal control over financial reporting will not be effective as of March 31, 2008, June 30, 2008 and September 30, 2008, respectively. There can be no assurance that our internal control over financial reporting or our disclosure controls and procedures will prevent future error or fraud in connection with our financial statements. See “Item 9A.(T) Controls and Procedures” for additional information.
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
     Members of our management team beneficially own approximately 22% of our outstanding units as of March 10, 2008. In addition these same members control the general partner of the Company with 100% of the ownership. As a result, these unitholders are in a position to significantly influence or control the outcome of matters requiring a unitholder vote, including the election of directors, the adoption of an amendment to the articles of incorporation or bylaws of the managing general partner and the approval of mergers and other significant transactions. Their control of the Company may delay or prevent a change of control of the Company and may adversely affect the voting and other rights of other unitholders.
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
     Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during fiscal 2007, 2006 or 2005.
      Proved Reserves.(1) The following table reflects the estimates of the Company’s Proved Reserves which are based on the Company’s report as of December 31, 2007.

	Oil (BBLS)	Gas (MCF)
Proved Developed	746,000	44,910,000
Proved Undeveloped	—	—

Total	746,000	44,910,000

(1)	The Company has not determined proved reserves associated with its proved undeveloped acreage which are not deemed significant at December 31, 2007. A reconciliation of the Company’s proved reserves is included in the Notes to the Financial Statements.
     Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2007, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$396,218
Future production and development costs	124,727
Future asset retirement obligations, net of salvage	10,037
Future income tax expense	5,655

Future net cash flows	255,799
Effect of discounting future net cash flows at 10% per annum	122,307

Standardized measure of discounted future net cash flows	$133,492

(1)	See the Notes to the Financial Statements for additional information.

     Production. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCFS)	per BBL	per MCF	per Equivalent MCF(1)

2007	70,000	3,228,000	$66.06	$9.19	$1.05
2006	72,000	3,500,000	62.60	8.51	.96
2005	72,000	3,878,000	52.40	7.42	.83

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).
     Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2007.

Gross Wells			Net Wells
Oil(1)	Gas(1)	Total	Oil(1)	Gas(1)	Total

168	1,151	1,319	84	756	840

(1)	Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.
     Acreage. The Company had approximately 60,000 gross developed acres and 39,000 net developed acres as of December 31, 2007. Developed acreage is that acreage assignable to productive wells. The Company had approximately 803 gross and net proved undeveloped acres as of December 31, 2007.

     Drilling Activity. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells(1)
	Productive		Dry
	Gross	Net	Gross	Net

2007	73	28.54	2	.36
2006	36	11.44	1	.20
2005	54	18.16	2	.46

(1)	All wells are located in the United States. All wells are development wells. No exploratory wells were drilled.
     Present Activities. The Company has drilled 9 gross and 3.71 net development wells since December 31, 2007. As of March 10, 2008, the Company had 5 gross and 2.02 net wells in the process of being drilled.
     Delivery Commitments. The Company entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise approximately 69% of the Company’s natural gas sales. In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.
     Company Headquarters. The Company owns an approximately 5,400 square foot building located in Canfield, Ohio.
ITEM 3. LEGAL PROCEEDINGS
     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of the fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market
     There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2008, there were 5,643,268 Units held by 1,404 holders of record.
Distribution History
     The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total cash distributions of $3.75 and $4.00 per Unit during 2006 and 2007, respectively. Based upon the current number of Units outstanding, the aggregate value of all quarterly distributions of $0.125 per Unit made to our holders of record (“Holders”) would be approximately $714,000. The Company made a quarterly distribution of $0.75 per Unit in January 2008 and currently intends to make a quarterly distribution of $0.75 per Unit in April 2008 and quarterly distributions of at least $0.125 per Unit in July and October 2008.
Repurchase Right
     The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 16,196, 30,584 and 826 of its Units of limited partnership interest at a price of $14.46, $22.87 and $12.88 per Unit pursuant to the terms of the Company’s Offers to Purchase dated April 30, 2005, 2006 and 2007, respectively. See Note 4 in the Company’s financial statements for additional information on the Repurchase Right.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report

	Year Ended December 31,
	2007	2006	2005	2004	2003(1)

Revenue	$34,835,438	$34,847,915	$33,114,351	$25,670,760	$21,834,446
Net Income	23,505,248	23,142,714	22,968,275	16,403,297	11,951,300
Net Income Per Unit	4.12	4.04	3.99	2.84	2.06
Total Assets	75,123,907	72,462,307	71,329,497	61,481,489	58,136,578
Debt	—	—	—	—	—
Cash Distributions Per Unit	4.00	3.75	2.50	2.25	1.25

(1)	See Note 1G to the 2003 consolidated financial statements. The cumulative effect of change in accounting principle was $471,545.

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
Liquidity and Capital Resources
Financial Position
     Working capital surplus of $16.8 million as of December 31, 2007 represented a $5.3 million decrease from December 31, 2006 due primarily to decreases in commercial paper investments of $2.5 million and cash and equivalents of $1.4 million and an increase in accounts payable of $1.7 million. Accounts payable increased primarily due to increases in drilling activities, production and related items and joint venture partner prepaid drilling costs. Accounts receivable from oil and gas production decreased $28,000, accounts receivable from employees increased $450,000 due to an increase in drilling activity and participation by two new key employees during 2007 and accounts receivable from joint venture partners increased $37,000. Accrued expenses increased $205,000 primarily due to higher accrued payroll costs and increases in the current portion of asset retirement obligations and accrued federal income taxes.
     The Company had a revolving credit facility with Bank One, N.A. that expired in 2003. The Company had no borrowings in 2006 or 2007. The Company anticipates entering into a commitment for a new line of credit agreement in the event funds are needed for the purpose of funding the Repurchase Right. The Company expects to have more than $10 million of cash available to fund the Repurchase Right. As a result, additional financing will likely not be required in the event the Repurchase Right is fully subscribed. Cash flows were used primarily to pay for the funding of the Company’s purchase of investments, the continued development of oil and gas properties and to repurchase Units pursuant to the Repurchase Right. The Company repurchased 826 Units at a price of $12.88 per Unit on June 30, 2007. The Company also used cash flows to make cash distributions, which totaled $22.8 million in 2007.

     The following table summarizes the Company’s financial position at December 31, 2007 and December 31, 2006:

	December 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$16,815	24%	$22,148	31%
Property and equipment (net)	54,491	76	48,347	69
Other	78	—	83	—

Total	$71,384	100%	$70,578	100%

Deferred income taxes	$400	—%	$435	1%
Long-term liabilities	1,934	3	1,744	2
Partners’ equity	69,050	97	68,399	97

Total	$71,384	100%	$70,578	100%

Cash Flows from Operating, Investing and Financing Activities
     The Company generated almost all of its cash sources from operating activities. During the years ended 2007 and 2006, cash provided by operations was used primarily to fund the development of additional oil and gas properties, repurchase of Units pursuant to the Repurchase Right and distributions to unitholders.

     The following table summarizes the Company’s Statements of Cash Flows for the years ended December 31, 2007 and 2006:

	2007		2006
	Dollars	%	Dollars	%
	(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$23,505	76%	$23,143	66%
Adjustments	5,336	17	6,176	18

Cash flow from operations before working capital changes	28,841	93	29,319	84
Changes in working capital	703	2	(199)	(1)

Net cash provided by operating activities	29,544	95	29,120	83

Investing Activities:
Proceeds received on receivables from employees	77	—	53	—
Advances disbursed to employees	(527)	(2)	(89)	—
Purchase of investments	(17,513)	(56)	(15,500)	(44)
Proceeds on sale of investments	20,288	66	7,101	20
Purchase of property and equipment	(10,472)	(34)	(4,471)	(13)
Proceeds on disposal of property and equipment	47	—	—	—

Net cash used by investing activities	(8,100)	(26)	(12,906)	(37)

Financing Activities:
Distributions	(22,843)	(74)	(21,463)	(61)
Repurchase and retirement of Units	(11)	—	(699)	(2)

Net cash used by financing activities	(22,854)	(74)	(22,162)	(63)

Net decrease in cash and equivalents	$(1,410)	(5)%	$(5,948)	(17)%

Note:	All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.
     As the above table indicates, the Company’s cash flow from operations before working capital changes during the twelve months of 2007 and 2006 represented 93% and 84% of total cash sources, respectively. Changes in working capital other than cash and equivalents increased cash by $703,000 during 2007 and decreased cash by $199,000 during 2006. The primary reason for the increase during 2007 is due to an increase in accounts payable at December 31, 2007 resulting primarily from production and related items and joint venture partner prepaid drilling costs. The decrease during 2006 was primarily due to a decrease in accounts payable at December 31, 2006 related to production and related items resulting from decreases in natural gas prices and production volumes.
     The Company’s cash flows used by investing activities decreased $4.8 million, or 37%, during 2007 as compared with 2006. The Company’s cash flows used by investing activities increased $6.4 million, or 99%, during 2006 as compared with 2005. The primary reason for the decrease in cash flows used by investing activities in 2007 was due to an increase in proceeds on sale of investments. This decrease was partially offset by increases in advances disbursed to employees for drilling activities, the purchase of investments and the purchase of property and equipment. Advances disbursed to employees increased $437,000 during 2007 as compared with 2006. The purchase of investments increased $2.0 million during 2007 as compared with 2006. Proceeds on sale of investments increased $13.2 million during 2007 as compared with 2006. The purchase of property and equipment increased $6.0 million, or 134%, during 2007 as compared with 2006. The purchase of investments increased $15.5 million during 2006 as compared with 2005. Proceeds on the sale of investments increased $7.1 million during 2006 as compared with 2005. The purchase of property and equipment decreased $1.9 million, or 30%, during 2006 as compared with 2005.
     The Company’s cash flows used by financing activities increased $691,000, or 3%, during 2007 as compared with 2006. The reasons for this increase were that distributions to Unitholders increased $1.4 million although payments on the repurchase of Units decreased $689,000 during 2007. The Company’s cash flows used by financing activities increased $7.6 million, or 52%, during 2006 as compared with 2005. The reasons for this increase were that distributions to Unitholders increased $7.1 million and payments on the repurchase of Units increased $465,000 during 2006.
     The Company’s ending cash and equivalents balance of $6.0 million at December 31, 2007, as well as $6.1 million in investments and on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2008. The Company has paid a quarterly distribution every quarter since July 1991. Minimum cash distributions are estimated to be $714,000 per quarter ($.125 per Unit). The Company intends to distribute $4.3 million ($0.75 per Unit) in April 2008 from existing cash and equivalents.
     Capital expenditures for the development of oil and gas properties and the acquisition of undeveloped leasehold acreage have increased during 2007 compared to 2006. The Company drilled or participated in the drilling of an additional 75 drill sites in 2007. The Company’s share of these drill sites amounts to 28.54 net developed properties. The Company’s share of proved gas reserves increased by 1.9 BCF, or 4%, between December 31, 2006 and December 31, 2007, while proved oil reserves increased by 28,000 barrels, or 4%, between December 31, 2006 and December 31, 2007. The Company continues to develop primarily natural gas fields, as represented by the discovery of 2.7 BCF of natural gas versus 28,000 barrels of crude oil during 2007. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves increased by $28.8 million between December 31, 2006 and December 31, 2007. The primary reasons for this increase, in addition to the discoveries mentioned above, were due to increases in natural gas and crude oil prices and related upward revisions in quantities of oil and gas reserves between December 31, 2006 and December 31, 2007. Management believes the Company should be able to drill or participate in the drilling of 20 to 30 net wells each year for the next few years.
     The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 826, 30,584 and 16,196 Units during 2007, 2006 and 2005 pursuant to the Repurchase Right at a price of $12.88, $22.87 and $14.46 per Unit, respectively. The Repurchase Right to be conducted in 2008 will result in Unitholders being offered a price of $16.25 per Unit. The Company believes existing cash flows will be sufficient to fund the 2008 offering pursuant to the Repurchase Right if fully subscribed.

Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2007, 2006 and 2005. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,
	2007	2006	2005

Revenues:
Oil and gas sales	98%	98%	98%
Well management and operating	2	2	2

Total Revenues	100	100	100

Expenses:
Production costs	11	11	11
Well management and operating	1	—	1
Depreciation, depletion and amortization	15	16	15
Accretion expense	—	1	—
Abandonment of oil and gas properties	1	—	—
General and administrative	6	6	5
Other income	(2)	(2)	(1)
Income taxes	1	2	—

Total Expenses	33	34	31

Net income	67%	66%	69%

     Revenues for the year ended December 31, 2007 decreased $12,000, or less than 1%, compared to the same period in 2006. Revenues for the year ended December 31, 2006 increased $1.7 million, or 5%, compared to the same period in 2005. This change was due primarily to increases in crude oil and natural gas sales during 2006 compared with 2005.
     Oil and gas sales decreased $7,000, or less than 1%, from 2006 to 2007. This decrease was the result of lower production volumes offset by higher natural gas and crude oil prices. The average price received per MCF of natural gas increased from $8.51 to $9.19 from 2006 to 2007. Oil sales were higher due primarily to an increase in the average sales price from $62.60 to $66.06 per barrel from 2006 to 2007. The Company’s gas production decreased by 272,000 MCF and oil production decreased by 2,000 barrels from 2006 to 2007. Gas sales accounted for 87%, 87% and 88% of total oil and gas sales in 2007, 2006 and 2005, respectively. Oil and gas sales increased $1.7 million, or 5%, from 2005 to 2006. The primary reason for this increase in oil and gas sales between 2005 and 2006 was due to an increase in crude oil and natural gas prices. The Company’s gas production during 2006 decreased by 378,000 MCF and oil production remained consistent with the prior year level. The average price received per MCF increased from $7.42 to $8.51 from 2005 to 2006. The average price received per barrel increased from $52.40 to $62.60 from 2005 to 2006.

     Production costs increased $60,000, or 2%, and $197,000, or 6% during 2007 and 2006, respectively. The primary reason for these increases was an increase in the number of producing wells and inflationary increases in the costs to operate and manage producing properties. Depreciation, depletion and amortization decreased $337,000, or 6%, from 2006 to 2007. The primary reason for this decrease is due to the increase in oil and gas reserves resulting from higher natural gas and crude oil pricing for estimated future production. Depreciation, depletion and amortization increased $668,000, or 14%, from 2005 to 2006. The primary reason for this increase was the result of lower oil and gas reserves compared to 2005. Accretion expense decreased $24,000 or 10%, from 2006 to 2007. Accretion expense increased $106,000, or 80%, from 2005 to 2006. Accretion will typically increase each year due to the Company reporting of the current value of asset retirement obligations. Present value measurement is used to report the asset retirement obligations. So, as time passes and asset retirement dates approach, the present value of the expected future liability will increase along with the reported amount of the asset retirement obligations. During 2007, accretion expense actually decreased due to a number of properties having been fully amortized during 2006 because they had no future estimated reserves as of December 31, 2006. Many of these properties have not been retired, although their asset retirement obligation remains fully recognized in current liabilities on the balance sheet.
     Well management and operating revenues decreased $4,000, or 1%, from 2006 to 2007. Well management and operating costs increased $25,000, or 12%, from 2006 to 2007. Well management and operating revenues decreased during 2007 because various operated properties were shut-in during summer months. However, well management and operating costs have increased due to higher costs to operate. Well management and operating revenues increased $5,000, or 1%, from 2005 to 2006. Well management and operating costs decreased $18,000, or 8%, from 2005 to 2006. The reason for the small increase in well management and operating revenues between 2005 and 2006 was due to an increase in rates charged as operating fees on Company operated properties, although a number of operated properties were shut-in during summer months in anticipation of higher prices in the fall and winter. Well management and operating costs, on the other hand, decreased in 2006 compared to 2005 as a result of the shut-in properties during the summer months.
     Abandonments of oil and gas properties increased $145,000 from 2006 to 2007 and decreased $19,000 from 2005 to 2006. These changes were attributable to abandonments of oil and gas properties, including dry hole costs.
     General and administrative expenses increased $5,000, or less than 1%, from 2006 to 2007, and $489,000, or 32%, from 2005 to 2006. General and administrative expenses increased in 2006 and 2007 as a result of increasing ongoing expenses of administering the Company. The increase during 2007 was offset by decreases in medical premiums due to a change in medical insurance carriers as well as decreases in expenses associated with the implementation of a new computer system that occurred during 2006. The increase during 2006 was the result of increases associated with the implementation of the new computer system, legal and audit fees along with salaries, employee benefits and related administrative overhead. In particular, administrative overhead in the Company’s land and lease acquisition department increased as a result of the Company’s efforts to increase its undeveloped lease inventory over previous years.

     Net other income amounted to $704,000, $691,000 and $276,000 in 2007, 2006 and 2005, respectively. Net other income is primarily interest income and investment earnings on the Company’s cash balances and investments.
     The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.
     Net income increased $363,000, or 2%, from 2006 to 2007. Net income increased $174,000, or 1%, from 2005 to 2006. The increase from 2006 to 2007 was primarily the result of a decrease in depreciation, depletion and amortization. The increase from 2005 to 2006 was primarily the result of an increase in oil and gas sales offset partially by increases in depreciation, depletion and amortization and general and administrative expenses. Net income represented 67%, 66% and 69% of total revenues during the years ended December 31, 2007, 2006 and 2005, respectively.
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
     Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $5.1, $5.4 million and $4.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     Revenue Recognition. The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2007 and 2006. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.
     The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned property(ies). Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Accounts receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees (see Note 7). Accounts payable to joint venture partners consist principally of drilling and development advances the Company has received on behalf of joint venture partners. The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.
Inflation and Changes in Prices
     While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $102.25 in March 2008. The high price range of $102.25 was the posted field price in the Appalachian Basin area, the Company’s principal area of operation, as of March 10, 2008. Although the Company’s sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since approximately 13% of the Company’s total future cash inflows related to oil and gas reserves as of December 31, 2007 are comprised of oil reserves.
     Natural gas prices have also fluctuated more recently. The Company’s average price of gas during 2005 amounted to $7.42 per MCF. The Company’s average price of gas during 2006 increased $1.09 to $8.51 compared to 2005. The Company’s average price of gas during 2007 increased $0.68 to $9.19 compared to 2006. The price of gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of February 2008 at $9.07 per MCF. The Company’s gas is currently sold under short-term contracts where the price is determined using current NYMEX prices. The Company at times will lock-in a monthly price over certain time periods. Excess gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price. The Company’s sales are significantly impacted by pricing instability in the natural gas market. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows increasing from $119.1 million at December 31, 2004 to $188.3 million at December 31, 2005, decreasing to $104.7 million at December 31, 2006, and increasing up to $133.5 million at December 31, 2007.
     The Company’s Standardized Measure of Discounted Future Net Cash Flows increased by $28.8 million from December 31, 2006 to December 31, 2007 and decreased by $83.5 million from December 31, 2005 to December 31, 2006. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

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
2007 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm
To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio
     We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Maloney + Novotny LLC
Cleveland, Ohio
March 14, 2008

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash and equivalents	$6,014,105	$7,424,183
Investments	6,074,433	8,580,618
Accounts receivable:
Production	7,805,148	7,833,519
Employees	607,230	157,093
Joint venture partners	42,771	6,035
Other	11,230	31,308

Total current assets	20,554,917	24,032,756

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	151,057,527	140,443,938
Pipeline and support equipment	527,227	528,193
Corporate and other	1,816,106	1,776,217

	153,400,860	142,748,348

Less accumulated depreciation, depletion, amortization and write down	98,909,416	94,401,699

	54,491,444	48,346,649

OTHER ASSETS	77,546	82,902

	$75,123,907	$72,462,307

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,579,389	$929,373
Accrued expenses	1,160,354	955,260

Total current liabilities	3,739,743	1,884,633

DEFERRED INCOME TAXES	400,000	435,000

ASSET RETIREMENT OBLIGATIONS	1,933,704	1,743,707

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 units
Issued and outstanding — 5,643,268 units and 5,644,094 units, respectively	68,239,103	67,595,381

GENERAL PARTNER’S EQUITY	811,357	803,586

Total partners’ equity	69,050,460	68,398,967

	$75,123,907	$72,462,307

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUES
Oil and gas sales	$34,275,635	$34,282,448	$32,557,169
Well management and operating	556,061	559,962	555,093
Other	3,742	5,505	2,089

	34,835,438	34,847,915	33,114,351

DIRECT COST OF REVENUES
Production costs	3,820,544	3,760,391	3,563,389
Well management and operating	234,583	209,289	227,249
Depreciation, depletion and amortization	5,136,780	5,473,789	4,805,380
Accretion expense	212,798	237,147	131,554
Abandonment of oil and gas properties	223,592	78,752	97,983

Total direct cost of revenues	9,628,297	9,759,368	8,825,555

GENERAL AND ADMINISTRATIVE EXPENSE	2,005,335	2,000,493	1,511,487

Total cost of revenues	11,633,632	11,759,861	10,337,042

INCOME FROM OPERATIONS	23,201,806	23,088,054	22,777,309

OTHER INCOME
Interest income and investment earnings	691,129	725,231	271,520
Gain (loss) on disposal of property and equipment	13,145	(34,526)	4,086

	704,274	690,705	275,606

INCOME BEFORE INCOME TAXES	23,906,080	23,778,759	23,052,915

INCOME TAX EXPENSE (BENEFIT)
Current	435,832	201,045	84,640
Deferred	(35,000)	435,000	—

	400,832	636,045	84,640

NET INCOME	$23,505,248	$23,142,714	$22,968,275

Allocation of Partnership Net Income
Limited Partners	$23,229,076	$22,871,548	$22,700,247
General Partner	276,172	271,166	268,028

	$23,505,248	$23,142,714	$22,968,275

Net income per unit	$4.12	$4.04	$3.99

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

PARTNERS’ EQUITY — JANUARY 1	$68,398,967	$67,418,555	$59,055,110

Net income	23,505,248	23,142,714	22,968,275

Cash distributions ($4.00 per unit in 2007, $3.75 per unit in 2006 and $2.50 per unit in 2005)	(22,843,116)	(21,462,846)	(14,370,636)

Repurchase and retirement of Units	(10,639)	(699,456)	(234,194)

PARTNERS’ EQUITY — DECEMBER 31	$69,050,460	$68,398,967	$67,418,555

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,505,248	$23,142,714	$22,968,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,211,169	5,544,428	4,850,207
Accretion expense	212,798	237,147	131,554
Abandonment of oil and gas properties	223,592	78,752	97,983
(Gain) loss on disposal of property and equipment	(13,145)	34,526	(4,086)
Investment earnings	(269,335)	(181,711)	—
Deferred income taxes	(35,000)	435,000	—
Changes in assets and liabilities:
Accounts receivable	(8,365)	342,680	(2,522,313)
Other current assets	20,078	9,092	(1,382)
Other assets	5,356	28,499	12,569
Accounts payable	559,516	(695,002)	847,840
Accrued expenses	132,040	144,220	48,950

Total adjustments	6,038,704	5,977,631	3,461,322

Net cash provided by operating activities	29,543,952	29,120,345	26,429,597

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	76,507	53,108	41,009
Advances disbursed to employees	(526,644)	(89,400)	(124,000)
Purchase of investments	(17,512,480)	(15,499,907)	—
Proceeds on sale of investments	20,288,000	7,101,000	—
Purchase of property and equipment	(10,472,558)	(4,470,584)	(6,400,874)
Proceeds on disposal of property and equipment	46,900	—	10,500

Net cash used by investing activities	(8,100,275)	(12,905,783)	(6,473,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(22,843,116)	(21,462,846)	(14,370,636)
Repurchase and retirement of Units	(10,639)	(699,456)	(234,194)

Net cash used by financing activities	(22,853,755)	(22,162,302)	(14,604,830)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,410,078)	(5,947,740)	5,351,402

CASH AND EQUIVALENTS — JANUARY 1	7,424,183	13,371,923	8,020,521

CASH AND EQUIVALENTS — DECEMBER 31	$6,014,105	$7,424,183	$13,371,923

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$382,531	$289,305	$70,000
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

B.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow and its wholly-owned subsidiaries, including EEI (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

C.	Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.	Fair Value of Financial Instruments — The fair values of cash and equivalents, investments, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company’s long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” rates available at balance sheet dates to the Company are used to estimate the fair value of existing obligations.

E.	Cash and Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
F.	Investments — The Company’s investments consist of commercial paper with original maturity dates of greater than three months, which are recorded at their amortized cost. Interest earnings on investments amounted to approximately $269,300 and $181,700 during the years ended December 31, 2007 and 2006, respectively. The Company did not hold any investments during 2005.

G.	Property and Equipment — The Company uses the successful efforts method of accounting for oil and gas exploration and production activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells and related asset retirement costs are capitalized. Costs of development wells (on properties the Company has no further interest in) that do not find proved reserves and geological and geophysical costs are expensed. The Company has not participated in exploratory drilling and owns no interest in unproved properties.

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $5,096,584, $5,434,719 and $4,728,556 for the years ended December 31, 2007, 2006 and 2005, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

The Company evaluates its oil and gas properties for impairment annually. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $223,600, $79,000 and $98,000 during 2007, 2006 and 2005, respectively, to provide for impairment on certain of its oil and gas properties.

Additions to proved properties include amounts offset by accounts payable (see Note 2), and asset retirement obligations (see Note 1.H).

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment — 10 to 15 years, other corporate equipment — 3 to 7 years, other corporate property — building and improvements with a cost of $1,209,523 — 40 years). Depreciation on pipeline and support equipment amounted to $40,196, $39,070 and $76,824 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $74,389, $70,639 and $44,827 for the years ended December 31, 2007, 2006 and 2005, respectively.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
G.	Property and Equipment (Continued)

Maintenance and repairs of property and equipment are expensed as incurred. Major renewals and improvements are capitalized, and the assets replaced are retired.

H.	Asset Retirement Obligations — The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the years ended December 31:

	2007	2006

Beginning of Period	$2,103,707	$1,854,996
Liabilities incurred	50,853	31,033
Liabilities settled	(53,654)	(19,469)
Accretion expense	212,798	237,147

Total	$2,313,704	$2,103,707

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
H.	Asset Retirement Obligations (Continued)

At December 31, 2007 and 2006, the asset retirement obligations are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations were $380,000 and $360,000 at December 31, 2007 and 2006, respectively.

I.	Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2007 and 2006. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned property(ies). Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Accounts receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees (see Note 7). Accounts payable to joint venture partners consist principally of drilling and development advances the Company has received on behalf of joint venture partners. The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

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

As referred to in Note 5, EEI accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Income taxes are provided for all items (as they relate to EEI) in the Consolidated Statements of Income regardless of the period when such items are reported for income tax purposes. SFAS No. 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and tax basis of certain of EEI’s assets and liabilities. In addition, SFAS No. 109 requires that deferred tax assets and liabilities be measured using enacted tax rates expected to apply to taxable income in the years

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

As of December 31, 2007, the Company’s income tax years from 2004 and thereafter remain subject to examination by the Internal Revenue Service, as well as the Ohio Department of Taxation.

K.	Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the unitholders (the limited partners) and 1% of revenues and costs were allocated to the general partner. The allocation changes as unitholders elect to exercise the repurchase right (see Note 4).

Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,643,681, 5,659,386 and 5,682,776 in 2007, 2006 and 2005, respectively.

L.	New Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. This statement is effective for fiscal periods beginning after November 15, 2007. Adoption of this standard is not expected to materially impact the Company’s financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
L.	New Accounting Standards (Continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits the option to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, reporting of unrealized gains and losses on those assets and liabilities occurs in each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

M.	Reclassifications — Certain prior year amounts have been reclassified to conform with the current year’s presentation.
Note 2. Current Liabilities
The Company’s current liabilities consist of the following at December 31:

	2007	2006

Accounts Payable:
Drilling	$1,090,500	$—
Production and related other	737,284	469,164
Joint venture partners	384,686	90,834
Other	366,919	369,375

	$2,579,389	$929,373

Accrued Expenses:
Payroll and retirement contributions	$610,229	$565,162
Current portion of asset retirement obligations	380,000	360,000
Federal, state and local taxes	170,125	30,098

	$1,160,354	$955,260

Note 3. Credit Facilities and Long-Term Debt
The Company had a revolving line of credit that expired in 2003. The Company anticipates entering into a commitment for a new line of credit agreement in the event funds are needed for the purpose of funding the annual repurchase right (see Note 4).

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
Note 4. Partners’ Equity
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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that the unitholder elects to exercise the repurchase right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners’ equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2007 calculation, is estimated to be $16.25 per Unit, net of the distributions ($1.50 per Unit in total) expected to be made in January and April 2008.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Partners’ Equity (Continued)
Units repurchased pursuant to the repurchase right, for each of the four years in the period ended December 31, 2007, are as follows:

	Per Unit
	Calculated				Units
	Price for	Less			Outstanding
	Repurchase	Interim	Net	# of Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase

2004	$13.44	$1.00	$12.44	23,865	5,690,874

2005	$15.46	$1.00	$14.46	16,196	5,674,678

2006	$24.37	$1.50	$22.87	30,584	5,644,094

2007	$14.88	$2.00	$12.88	826	5,643,268
There were no instruments outstanding at December 31, 2007, 2006 or 2005 that would potentially dilute net income per Unit.
Note 5. Provision for Income Taxes
A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Provision based on the statutory rate (for taxable income up to $10,000,000)	$8,128,000	34.0	$8,085,000	34.0	$7,838,000	34.0

Tax effect of:
Non-taxable status of the Programs and Everflow	(7,656,000)	(32.0)	(7,413,000)	(31.2)	(7,301,000)	(31.7)
Excess statutory depletion	(110,000)	(0.5)	(99,000)	(0.4)	(99,000)	(0.4)
Graduated tax rates, state income tax, tax credits and other — net	38,832	0.2	63,045	0.3	(353,360)	(1.5)

Total	$400,832	1.7	$636,045	2.7	$84,640	0.4

As referred to in Note 1, EEI accounts for current and deferred income taxes under the provisions of SFAS No. 109. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI’s proved properties. At December 31, 2007 and 2006, these deferred tax items resulted in deferred tax liabilities of $400,000 and $435,000, respectively.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Retirement Plan
The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. The Company matches employees’ contributions to the 401(k) Retirement Savings Plan as annually determined by EMC’s Board of Directors. Additionally, the plan has a profit sharing component which provides for contributions to the plan at the discretion of EMC’s Board of Directors. Amounts contributed to the plan vest immediately. The Company’s total matching and profit sharing contributions to the plan amounted to $205,069, $191,001 and $175,788 for the years ended December 31, 2007, 2006 and 2005, respectively.
Note 7. Related Party Transactions
The Company’s Officers, Directors, affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. At December 31, 2007 and 2006, these employee receivables amounted to $607,230 and $157,093, respectively. The loans accrue interest at prime (7.25% at December 31, 2007) and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.
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

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Business Segments, Risks and Major Customers (Continued)
Gas sales accounted for 87%, 87% and 88% of total oil and gas sales in 2007, 2006 and 2005, respectively. Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2007, 2006 and 2005, respectively, were as follows:

Customer	2007	2006	2005

Dominion Field Services, Inc. (“Dominion”)	41%	40%	40%
Interstate Gas Supply, Inc. (“IGS”)	19	18	18
Ergon Oil Purchasing, Inc. (“Ergon Oil”)	12	12	12

	72%	70%	70%

The Company’s production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company’s production accounts receivable is due from the Company’s major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management’s review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2007 and 2006. The Company expects that Dominion, IGS and Ergon Oil will be the only major customers in 2008.
The Company has numerous annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas totaling 3.79 BCF through October 2010 at various monthly weighted-average prices ranging from $9.07 to $9.82 per MCF.
The Company also has three annual contracts with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas totaling 1.83 BCF through October 2010 at various monthly weighted-average prices ranging from $9.00 to $9.80 per MCF.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Business Segments, Risks and Major Customers (Continued)
     A summary of the Company’s locked-in volumes and prices with Dominion and IGS by year is as follows:

	Dominion		IGS		Total
		Weighted-		Weighted-		Weighted-
Year Ending		Average		Average		Average
December 31:	BCF	Price/MCF	BCF	Price/MCF	BCF	Price/MCF

2008	1.54	$9.45	0.74	$9.37	2.28	$9.42
2009	1.35	9.55	0.70	9.59	2.05	9.56
2010	0.90	9.58	0.39	9.58	1.29	9.58

	3.79	$9.52	1.83	$9.50	5.62	$9.51

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price plus basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by SFAS No. 133 “Accounting For Derivative Instruments and Hedging Activities.” As of December 31, 2007, natural gas purchased by Dominion covers production from approximately 490 gross wells, while natural gas purchased by IGS covers production from approximately 230 gross wells. Production from the Dominion and IGS contract oil and gas properties comprise approximately 69% and 65% of the Company’s natural gas sales in 2007 and 2006, respectively.
Note 9. Commitments and Contingencies
Everflow paid a dividend in January 2008 of $0.75 per Unit. The distribution amounted to approximately $4,283,000.
As described in Note 8, the Company has significant natural gas delivery commitments to Dominion and IGS, two of its major customers. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase natural gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price the Company is able to purchase the gas for redelivery (resale) to its customers.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Selected Quarterly Financial Data (Unaudited)
     The following is a summary of selected quarterly financial data (unaudited) for the years ended December 31, 2007 and 2006:

	Quarters Ended 2007
	March 31	June 30	September 30	December 31

Revenues	$9,164,861	$8,456,717	$8,052,070	$9,161,790
Income from operations	6,085,253	5,603,852	5,247,491	6,265,210
Net income	6,132,215	5,679,660	5,380,817	6,312,556
Net income per unit	1.07	0.99	0.94	1.12

	Quarters Ended 2006
	March 31	June 30	September 30	December 31

Revenues	$9,539,090	$8,079,677	$8,607,349	$8,621,799
Income from operations	6,821,042	5,494,945	5,896,245	4,875,822
Net income	6,892,377	5,634,514	5,868,886	4,746,937
Net income per unit	1.20	0.98	1.03	0.83
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
CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2007	2006	2005

Proved oil and gas properties	$151,057,527	$140,443,938	$136,388,136
Pipeline and support equipment	527,227	528,193	532,229

	151,584,754	140,972,131	136,920,365
Accumulated depreciation, depletion, amortization and write down	98,399,963	94,064,163	88,767,760

Net capitalized costs	$53,184,791	$46,907,968	$48,152,605

	Years ended December 31,
	2007	2006	2005

Property acquisition costs	$588,641	$173,704	$321,395
Development costs	10,506,406	4,101,986	6,017,543
In 2007, 2006 and 2005, development costs did not include the purchase of any producing oil and gas properties.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2007	2006	2005

Oil and gas sales	$34,275,635	$34,282,448	$32,557,169
Production costs	(3,820,544)	(3,760,391)	(3,563,389)
Depreciation, depletion and amortization	(5,136,780)	(5,473,789)	(4,805,380)
Accretion expense	(212,798)	(237,147)	(131,554)
Abandonment of oil and gas properties	(223,592)	(78,752)	(97,983)

	24,881,921	24,732,369	23,958,863

Income tax expense	500,000	500,000	260,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$24,381,921	$24,232,369	$23,698,863

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company’s consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)

Balance, January 1, 2005	782,000	49,350,000
Extensions, discoveries and other additions	32,000	1,355,000
Production	(72,000)	(3,878,000)
Revision of previous estimates	61,000	4,216,000

Balance, December 31, 2005	803,000	51,043,000
Extensions, discoveries and other additions	1,000	808,000
Production	(72,000)	(3,500,000)
Revision of previous estimates	(14,000)	(5,345,000)

Balance, December 31, 2006	718,000	43,006,000
Extensions, discoveries and other additions	28,000	2,672,000
Production	(70,000)	(3,228,000)
Revision of previous estimates	70,000	2,460,000

Balance, December 31, 2007	746,000	44,910,000

PROVED DEVELOPED RESERVES:
December 31, 2004	782,000	49,350,000
December 31, 2005	803,000	51,043,000
December 31, 2006	718,000	43,006,000
December 31, 2007	746,000	44,910,000
The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 2007 and 2006, the Company had 803 and 978 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $318,671 and $209,016 at December 31, 2007 and 2006, respectively.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11. Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2007	2006	2005
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$396,218	$313,397	$566,186
Future production and development costs	124,727	107,322	139,946
Future asset retirement obligations, net of salvage	10,037	9,220	9,145
Future income tax expense	5,655	4,294	8,997

Future net cash flows	255,799	192,561	408,098
Effect of discounting future net cash flows at 10% per annum	122,307	87,846	219,835

Standardized measure of discounted future net cash flows	$133,492	$104,715	$188,263

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Thousands of Dollars)
Balance, beginning of year	$104,715	$188,263	$119,089
Extensions, discoveries and other additions	9,977	1,947	6,380
Development costs incurred	89	412	1,436
Revision of quantity estimates	8,865	(11,822)	15,809
Sales of oil and gas, net of production costs	(30,455)	(30,522)	(28,994)
Net change in income taxes	(620)	1,836	(1,534)
Net changes in prices and production costs	23,595	(75,149)	63,400
Accretion of discount	10,472	18,826	11,909
Other	6,854	10,924	768

Balance, end of year	$133,492	$104,715	$188,263

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

ITEM 9A.(T) CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and identification of the material weaknesses in internal control over financial reporting described below, management concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2007 and management further expects that our disclosure controls and procedures may not be effective for the year ending December 31, 2008.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures, where necessary, so that our financial statements and selected financial data for the years ended December 31, 2005 through December 31, 2007, are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These procedures include evaluating the accounting documentation and reassessing original judgments we made about accounting treatments, reviewing our existing contracts to determine proper financial reporting, re-performance of accounting accruals for both revenues and expenses, performing additional closing procedures, including detailed review of journal entries, account reconciliations and analysis of balance sheet and income statement accounts.
Management’s Report on Internal Control Over Financial Reporting
     Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Due to limitations on any control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degrees of compliance with our established policies and procedures. We intend to continue to evaluate and improve our internal controls over financial reporting as necessary and appropriate for our business, but we cannot provide you with assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.
     Management was responsible for assessing the effectiveness of our internal controls over financial reporting (the “assessment”) beginning with the year ending

December 31, 2006 and annually thereafter as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management’s assessment efforts undertaken during the 2007 fiscal year were conducted using the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management did not complete our evaluation of internal control over financial reporting by the end of 2007.
     Management utilized internal resources to assist in the various aspects of its assessment and compliance efforts. Based on the material weaknesses identified below, management concluded that our internal control over financial reporting was not effective as of December 31, 2007. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process and report external financial data reliably in accordance with GAAP. While our control deficiencies have not resulted in any material misstatements of account balances or disclosures that we are aware of, they could result in misstatements or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
     In connection with management’s assessment of our internal control over financial reporting, we identified four material weaknesses in our internal control over financial reporting as of December 31, 2007:
1)	We did not have adequate controls in place to establish and maintain an effective control environment. Specifically, we did not establish and maintain sufficient, documented and formalized consistent finance and accounting policies. This material weakness in the control environment increases the likelihood of material misstatements of our annual and interim financial statements that would not be prevented or detected.

2)	We did not maintain sufficient, formalized written policies and procedures governing the financial reporting process. Effective controls were not designed and in place to provide reasonable assurance that accounts were complete and accurate and agreed to the detailed supporting documentation.

3)	We did not maintain effective controls, including policies and procedures, over accounting for property and equipment. Specifically, we do not have a comprehensive formal policy regarding property and equipment. As a result, asset retirements may not be identified and their values may not properly be assessed and adjusted for based on their status in the proper accounting period. Additionally, depletion, depreciation and amortization may not properly be assessed and adjusted for within the framework of an effective control environment.

4)	We did not maintain effective controls over access by personnel to information technology programs and systems. Specifically, we do not have adequate policies and procedures to control security access, as well as a lack of independent review of such access.
     Because of the four material weaknesses described above, management has concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2007, based on the Internal Control — Integrated Framework issued by COSO.
     This annual report does not include an attestation report of the Company’s registered public accounting firm. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     As of December 31, 2006, the Company disclosed material weaknesses in internal control over financial reporting. These material weaknesses were also disclosed in the first three quarters of 2007, along with the remediation efforts management had undertaken. Changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include: During the fourth quarter of 2007, the Company modified existing internal controls, and developed and implemented additional internal controls, related to one material weakness disclosed in 2006 and the first three quarters of 2007. More specifically, a formalized written policy over the accounting for crude oil and natural gas production accruals was finalized and implemented during the fourth quarter of 2007. In addition, the Company completed the testing of internal controls as they relate to the accounting for crude oil and natural gas production accrual at December 31, 2007, sufficient for it to conclude that the aforementioned internal controls had remediated the material weakness. As a result, management believes procedures are now in place for accrued oil and gas production revenues to be properly assessed and adjusted for within the framework of an effective control environment.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
     It is management’s goal to remediate as many material weaknesses as feasible during 2008, but we expect that we will need to continue our remediation efforts into 2009 once documentation and testing have been completed. Ongoing changes to our internal control over financial reporting have been instituted since the beginning of our assessment as follows:
•	Management has communicated its endorsement and reinforced its commitment to maintaining sound and effective internal controls over financial reporting;

•	Many parameters for an effective control environment have been identified and drafted, and plans are in place to enhance and formalize the parameters so sufficient, documented and formalized finance and accounting policies can be established;

•	Plans to formalize written policies and procedures governing the financial reporting process are currently being reviewed so that reasonable assurance may be provided that accounts are complete and accurate and agree to the detailed supporting documentation;

•	Additional effective control policies and procedures established as a result of the new financial data reporting system implemented during 2006 will assist us in establishing and maintaining effective policies and procedures governing the financial reporting process;

•	A formalized written policy over the accounting for crude oil and natural gas production accruals was finalized and implemented during 2007. As a result, management believes procedures are now in place for accrued oil and gas production revenues to be properly assessed and adjusted for within the framework of an effective control environment;

•	Existing control policies and procedures over identified key accounting areas, such as property and equipment, have been reviewed, and further design and formal documentation of these and additional policies and procedures are being prepared;

•	Additional personnel resources have been identified to address the shortfalls in staffing to assist us with accounting, finance and information technology responsibilities. An Internal Audit Manager was hired in September 2007 to provide oversight of the assessment and assist with implementation of the remediation of our material weaknesses in internal controls over financial reporting and the ineffectiveness of our disclosure controls and procedures; and

•	Additional control policies and procedures have been identified and are in the process of being added to appropriately restrict and monitor access to our information technology programs and systems.
          Efforts to continue to document, test and remediate our internal control over financial reporting are continuing and are expected to continue throughout the 2008 fiscal year and beyond. Our continuing remediation efforts noted above are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2008 are EMC, Thomas L. Korner and William A. Siskovic, all of whom are directors and/or officers of EEI, and Sykes Associates LLC, a New York limited liability company managed by Robert F. Sykes, Chairman of the Board of EEI.
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
     EEI has continued its separate existence as a holder of interests in many of the same oil and gas properties that the Company operates. Personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions are now employed directly by the Company and discharge the same functions on behalf of the Company. All of EEI’s outstanding shares are owned by the Company.
     Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 10, 2008 are as follows:

		Positions and	Positions and
Name	Age	Offices with EEI	Offices with EMC

Robert F. Sykes	84	Chairman of the Board	Chairman of the Board and Director

Thomas L. Korner	54	President, Principal Executive Officer and Director	President, Principal Executive Officer and Director

William A. Siskovic	52	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and Director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and Director
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
     As a result of the foregoing organizational structure, the Company does not have a nominating committee or a compensation committee. The Directors of EMC function as the Company’s audit committee. None of the members of EMC’s board is “independent.” The Company believes that its status as a limited partnership, the limited voting rights possessed by holders of limited partnership units, and the existence of contractual arrangements governing the selection of EMC’s directors and officers makes it appropriate for the Company not to maintain nominating or compensation committees. Each director of EMC participates in determining the compensation of the executive officers of the Company.
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
     We have discussed with the independent public accountants of the Company, Maloney + Novotny LLC, the matters that are required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants, which includes a review of the findings of the independent accountants during its examination of the Company’s financial statements.
     We have received and reviewed written disclosures and the letter from Maloney + Novotny LLC, which is required by Independence Standard No. 1, Independence Discussions with Audit Committee, as amended, by the Independence Standards Board, and we have discussed with Maloney + Novotny LLC their independence under such standards. We have concluded that the independent public accountants are independent from the Company and its management.
     Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.
     Respectfully submitted by the members of the Audit Committee:

Robert F. Sykes (Chairman) Thomas L. Korner William A. Siskovic

Code of Ethics
     The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Code of Ethics referenced in Exhibit 14.1 filed with the appropriate exhibit to the Registrant’s Form 10-K for the year ended December 31, 2007.
     A copy of the Code of Ethics will be provided upon written request.
     Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% Unitholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements for 2007.

ITEM 11. EXECUTIVE COMPENSATION
     As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.
Overview of 2007 Executive Compensation Components
     Components of executive compensation in fiscal 2007 for the executive officers of EMC and EEI include the following:
•	base salary

•	annual cash bonuses

•	retirement and other benefits
Base Salary
     The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2007 are shown in the Summary Compensation Table below.
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
     Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2007, the board of directors set a range of these bonuses between 65% and 115% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2007, the financial performance objectives that were used for determining financial performance-based cash awards were profitability and overall company growth. In 2007, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.
     The 2008 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 70% and 120% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The board of directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

Retirement and Other Benefits
     The executive officers are entitled to the same benefits coverage as other employees such as health insurance, life and disability insurance, participation in the Company’s 401(K) plan and the reimbursement of ordinary and reasonable business expenses. The executive officers are provided with a company owned vehicle.
     The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers. In addition, executive officers are not compensated with equity awards of stock or options for services performed for the Company.
     The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2007, 2006 and 2005, of those persons who were, at December 31, 2007: (i) the principal executive officer of EMC and EEI; and (ii) the principal financial officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”
SUMMARY COMPENSATION TABLE

	Annual Compensation
				All Other
Name and				Compen-
Principal Position	Year	Salary	Bonus	sation(1)		Total

Thomas L. Korner	2007	$100,800	$112,700	$38,456	(2)	$251,956
President and Principal	2006	100,800	90,000	35,969	(2)	226,769
Executive Officer	2005	100,800	77,500	32,195	(2)	210,495

William A. Siskovic	2007	$100,800	$112,700	$37,579	(3)	$251,079
Vice President and	2006	100,800	90,000	35,200	(3)	226,000
Principal Financial and	2005	100,800	77,500	32,066	(3)	210,366
Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2007, 2006 or 2005 in excess of $10,000.

(1)	Includes amounts contributed under the Company’s 401(K) Retirement Savings Plan. The Company matched employees’ contributions to the 401(K) Retirement Savings Plan to the extent of 100% of the first 6% of a participant’s salary reduction. Also includes amounts contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan. The amounts attributable to the Company’s matching and profit sharing contributions vest immediately. Includes amounts considered taxable wages with respect to personal use of a Company vehicle and the Company’s Group Term Life Insurance Plan.

(2)	During fiscal years ended December 31, 2007, 2006 and 2005, includes $21,306, $20,604, and $18,304, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $12,822, $11,460 and $10,698, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $3,438, $3,015 and $2,441, respectively, considered taxable wages with respect to personal use of a Company vehicle and $690 each year considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

(3)	During fiscal years ended December 31, 2007, 2006 and 2005, includes $21,306, $20,604, and $18,304, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $12,822, $11,460 and $10,698, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $2,561, $2,246 and $2,554, respectively, considered taxable wages with respect to personal use of a Company vehicle and $690, $690 and $450, respectively, considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

     The General Partner, EMC and the members do not receive any separate compensation or reimbursement for their management efforts on behalf of the Company. All direct and indirect costs incurred by the Company are borne by the General Partner of the Company and the Unitholders as Limited Partners of the Company in proportion to their respective interest in the Company. The members are not entitled to any fees or other compensation as a result of the acquisition or operation of oil and gas properties by the Company. The members, in their individual capacities, are not entitled to share in distributions from or income of the Company on an ongoing basis, upon liquidation or otherwise. The members only share in the revenues, income and distributions of the Company indirectly through their ownership of the General Partner of the Company. The General Partner is entitled to share in the income and expense of the Company on the basis of its interests in the Company. The General Partner through its predecessor, Everflow Management Company, contributed Interests (as defined and described in “Item 1. Business” above) with an Exchange value of $670,980 for its interest as a general partner in the Company. Currently, the General Partner of the Company owns a 1.18% interest in the Company.
     None of the Named Executive Officers has an employment agreement with the Company.
Outstanding Equity Awards
     None of the executive officers were granted or otherwise received any options, stock or equity incentive plan awards during fiscal year 2007, 2006 or 2005, and there were no outstanding unexercised options as of December 31, 2007, 2006 or 2005.
Director Compensation
     Messrs. Korner, Siskovic and Sykes did not receive any additional compensation for their service as Directors during fiscal year 2007, 2006 or 2005.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The General Partner is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of the General Partner are Thomas L. Korner and William A. Siskovic, both of whom are directors and officers of EEI, and Sykes Associates, a limited partnership controlled by Robert F. Sykes, Chairman of the Board of EEI and EMC. The General Partner of the Company, owns a 1.18% interest in the Company. The members and their affiliates currently hold (in addition to the General Partner’s interest in the Company) 1,266,770 Units, representing approximately 22.44% of the outstanding Units.

     The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2008 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; by each director and officer of EMC; and by all directors and officers as a group. The table also sets forth (i) the ownership interests of the General Partner, and (ii) the ownership of EMC.
BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
Name	Units	of Units	Management	Interest in
of Holder	in Company	in Company(1)	Limited, LLC(2)	EMC
Robert F. Sykes(3)	1,056,464	18.72	66.6666	66.6666
Thomas L. Korner	138,575	2.45	16.6667	16.6667
William A. Siskovic	71,731	1.27	16.6667	16.6667
All officers and directors as a group (3 persons in EMC)	1,266,770	22.44	100.0000	100.0000

(1)	Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.18% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.

(3)	Includes 732,855 Units held by Sykes Associates, LLC, a New York limited liability company owned by the four adult children of Mr. Sykes as members, 82,823 Units of the Company held by the Robert F. Sykes Annuity Trust, 79,639 Units held by the Robert F. Sykes Living Trust, 82,152 Units held by the Catherine H. Sykes Annuity Trust, and 78,995 held in the Catherine H. Sykes Living Trust.
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
     Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. Thomas L. Korner and William A. Siskovic each had investments in oil and gas properties during 2007 and 2006 in the amount of $228,526 and $91,527, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Maloney + Novotny LLC (“Maloney + Novotny,” formerly known as Hausser + Taylor LLC) served as the Company’s independent auditor for the years ended December 31, 2007 and 2006. The following is a summary of the fees billed to the Company by Maloney + Novotny, which served as the Company’s auditors, for professional services rendered during the years ended December 31, 2007 and 2006, respectively:

	December 31,
	2007	2006

Audit fees	$146,906	$135,964
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

Total	$146,906	$135,964

     Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
     We have a policy to assure the independence of our registered public accounting firm. Prior to each fiscal year, the Audit Committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related services were pre-approved for 2007 by the Audit Committee.
     Until October 2007, Maloney + Novotny had a continuing relationship with RSM McGladrey, Inc. (“RSM”) (formerly with American Express Tax and Business Services, Inc.) from which it leased audit staff who were full time, permanent employees of RSM and through which its shareholders provide non-audit services. As a result of this arrangement, Maloney + Novotny had no full time employees and, therefore, all of the audit services performed prior to October 2007 were provided by permanent full time employees of RSM. Maloney + Novotny managed and supervised the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC General Partner
By:	EVERFLOW MANAGEMENT CORPORATION Managing Member

By:	/s/ Robert F. Sykes	Director	March 18, 2008

Robert F. Sykes

By:	/s/ Thomas L. Korner	President and Director	March 18, 2008

	Thomas L. Korner	(principal executive officer)

By:	/s/ William A. Siskovic	Vice President,	March 18, 2008

	William A. Siskovic	Secretary-Treasurer and Director (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Form of Agreement of Limited Partnership of the Registrant	(1)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Shareholders Agreement for Everflow Management Corporation	(1)

10.1	Credit Agreement dated January 19, 1995 between Everflow Eastern, Inc. and Everflow Eastern Partners, L.P. and Bank One, Texas, National Association	(2)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(3)

10.3	Amendment to Credit Agreement dated February 23, 1996 between Everflow Eastern, Inc. and Everflow Eastern Partners, L.P. and Bank One, Texas, National Association	(5)

10.4	Second Amendment to Credit Agreement dated December 30, 1996 between Everflow Eastern, Inc. and Everflow Partners, L.P. and Bank One, Texas, National Association	(5)

10.5	Loan Modification Agreement dated June 16, 1997 between Bank One, N.A., Bank One, Texas, N.A. and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.	(6)

10.6	Loan Modification Agreement dated May 29, 1998 between Bank One, N.A., Successor to Bank One, Texas, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners L.P.	(7)

10.7	Articles of Organization of Everflow Management Limited, LLC	(8)

E-1

Exhibit Index

Exhibit No.	Description

10.8	Operating Agreement of Everflow Management Limited, LLC dated March 8, 1999	(8)

10.9	Loan Modification Agreement dated May 25, 1999 between Bank One, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.	(9)

10.10	Loan Modification Agreement dated September 19, 2000, between Bank One, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.	(10)

10.11	Loan Modification Agreement dated August 28, 2001 between Bank One, N.A., and Everflow Eastern, Inc. and Everflow Eastern Partners, L.P.	(11)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(4)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 1997 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 1998 (File No. 0-19279).

(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(9)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 1999 (File No. 0-19279).

(10)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2000 (File No. 0-19279).

(11)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2001 (File No. 0-19279).

E-2