Form 10-Q
period 2008-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2008-05-09
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 5,643,268 Units of limited partnership interest of the Registrant as of May 5, 2008. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of March 31, 2008.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$13,939,473	$6,014,105
Investments	—	6,074,433
Accounts receivable:
Production	7,786,201	7,805,148
Employees	654,601	607,230
Joint venture partners	93,362	42,771
Other	18,691	11,230

Total current assets	22,492,328	20,554,917

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	153,617,531	151,057,527
Pipeline and support equipment	542,746	527,227
Corporate and other	1,908,097	1,816,106

	156,068,374	153,400,860

Less accumulated depreciation, depletion, amortization and write down	100,290,092	98,909,416

	55,778,282	54,491,444

OTHER ASSETS	77,546	77,546

	$78,348,156	$75,123,907

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,224,804	$2,579,389
Accrued expenses	658,279	1,160,354

Total current liabilities	3,883,083	3,739,743

DEFERRED INCOME TAXES	400,000	400,000

ASSET RETIREMENT OBLIGATIONS	2,000,404	1,933,704

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,643,268	71,217,894	68,239,103

GENERAL PARTNER’S EQUITY	846,775	811,357

Total partners’ equity	72,064,669	69,050,460

	$78,348,156	$75,123,907

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
REVENUES
Oil and gas sales	$10,286,957	$9,021,389
Well management and operating	147,713	143,061
Other	198	411

	10,434,868	9,164,861

DIRECT COST OF REVENUES
Production costs	1,127,855	1,073,980
Well management and operating	55,990	54,602
Depreciation, depletion and amortization	1,376,328	1,386,303
Accretion expense	54,200	57,800

Total direct cost of revenues	2,614,373	2,572,685

GENERAL AND ADMINISTRATIVE EXPENSE	541,344	506,923

Total cost of revenues	3,155,717	3,079,608

INCOME FROM OPERATIONS	7,279,151	6,085,253

INTEREST INCOME	117,833	196,962

INCOME BEFORE INCOME TAXES	7,396,984	6,282,215

CURRENT INCOME TAXES	100,000	150,000

NET INCOME	$7,296,984	$6,132,215

Allocation of Partnership Net Income
Limited Partners	$7,211,243	$6,060,171
General Partner	85,741	72,044

	$7,296,984	$6,132,215

Net income per unit	$1.28	$1.07

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
PARTNERS’ EQUITY — JANUARY 1	$69,050,460	$68,398,967

Net income	7,296,984	6,132,215

Cash distributions ($0.75 per unit in 2008 and $1.00 per unit in 2007)	(4,282,775)	(5,711,192)

PARTNERS’ EQUITY — MARCH 31	$72,064,669	$68,819,990

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,296,984	$6,132,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,397,940	1,404,282
Accretion expense	54,200	57,800
Investment earnings	(1,567)	(63,200)
Changes in assets and liabilities:
Accounts receivable	(31,644)	559,686
Other current assets	(7,461)	15,203
Accounts payable	1,687	389,803
Accrued expenses	(502,075)	(460,585)

Total adjustments	911,080	1,902,989

Net cash provided by operating activities	8,208,064	8,035,204

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	44,552	14,907
Advances disbursed to employees	(91,923)	(17,764)
Purchase of investments	—	(4,999,817)
Proceeds on sale of investments	6,076,000	5,537,041
Purchase of property and equipment	(2,028,550)	(672,944)

Net cash provided (used) by investing activities	4,000,079	(138,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(4,282,775)	(5,711,192)

Net cash used by financing activities	(4,282,775)	(5,711,192)

NET INCREASE IN CASH AND EQUIVALENTS	7,925,368	2,185,435

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	6,014,105	7,424,183

CASH AND EQUIVALENTS AT END OF FIRST QUARTER	$13,939,473	$9,609,618

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$121,588	$153,229

Additions to proved properties include amounts offset by accounts payable (see Note 2) and asset retirement obligations (see Note 1.E).
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

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2008.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
E.	Asset Retirement Obligations (Continued)

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2008 and 2007:

	Asset Retirement Obligations
	Three Months Ended March 31,
	2008	2007
Beginning of period	$2,313,704	$2,103,707
Liabilities incurred	12,500	5,750
Accretion expense	54,200	57,800

End of period	$2,380,404	$2,167,257

At March 31, 2008 and December 31, 2007, asset retirement obligations of $2,380,404 and $2,313,704 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $380,000 at March 31, 2008 and December 31, 2007.

F.	Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 4).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,643,268 and 5,644,094 for the three months ended March 31, 2008 and 2007, respectively.

G.	Income Taxes — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting

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

As of March 31, 2008, the Company’s income tax years from 2004 and thereafter remain subject to examination by the Internal Revenue Service, as well as the Ohio Department of Taxation.

H.	New Accounting Standards — In September 2006, the FASB issued SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effect of FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. The Company adopted SFAS No. 157 on January 1, 2008 for items recognized or disclosed at fair value in the financial statements on a recurring basis, and the implementation did not have an impact on the Company’s financial statements. The Company has deferred the application of SFAS No. 157 related to non-financial assets and liabilities in accordance with FSP No. 157-2. Adoption of SFAS No. 157 as it relates to

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
H.	New Accounting Standards (Continued)

non-financial assets and liabilities is not expected to materially impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159. This Statement permits the option to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, reporting of unrealized gains and losses on those assets and liabilities occurs in each subsequent reporting date. The Company adopted SFAS No. 159 on January 1, 2008. The implementation of this standard did not have an impact on the Company’s financial statements.

I.	Reclassification — Certain prior period amounts have been reclassified to conform with the current period’s presentation.
Note 2. Current Liabilities
The Company’s current liabilities consist of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Accounts Payable:
Drilling	$1,734,228	$1,090,500
Production and related other	914,995	737,284
Joint venture partners	158,019	384,686
Other	417,562	366,919

	$3,224,804	$2,579,389

Accrued Expenses:
Payroll and retirement contributions	$85,127	$610,229
Current portion of asset retirement obligations	380,000	380,000
Federal, state and local taxes	193,152	170,125

	$658,279	$1,160,354

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 3. Credit Facilities and Long-Term Debt
The Company had a revolving line of credit that expired in May 2003. The Company anticipates entering into a commitment for a new line of credit agreement in the event funds are needed for the purpose of funding future annual repurchase rights (see Note 4). The new line of credit would be utilized in the event the Company receives tenders pursuant to the repurchase right in excess of cash on hand.

There were no borrowings outstanding during 2008 and 2007. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.
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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4. Partners’ Equity (Continued)
the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2007 calculation, is $16.25 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2008.

Units repurchased pursuant to the Repurchase Right for each of the last four years are as follows:

	Calculated				Units Out-
	Price for	Less		# of	standing
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase
2004	$13.44	$1.00	$12.44	23,865	5,690,874
2005	$15.46	$1.00	$14.46	16,196	5,674,678
2006	$24.37	$1.50	$22.87	30,584	5,644,094
2007	$14.88	$2.00	$12.88	826	5,643,268
Note 5. Gas Purchase Agreements
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2010. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.07 to $9.80 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2010. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $9.80 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 6. Commitments and Contingencies
Everflow paid a quarterly dividend in April 2008 of $0.75 per Unit to Unitholders of record on March 31, 2008. The distribution amounted to approximately $4,283,000.

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

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
     The following table summarizes the Company’s financial position at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$18,609	25%	$16,815	24%
Property and equipment (net)	55,778	75	54,491	76
Other	78	—	78	—

Total	$74,465	100%	$71,384	100%

Deferred income taxes	$400	—%	$400	—%
Long-term liabilities	2,000	3	1,934	3
Partners’ equity	72,065	97	69,050	97

Total	$74,465	100%	$71,384	100%

     Working capital of $18.6 million as of March 31, 2008 represented an increase of $1.8 million from December 31, 2007 due primarily to an increase in cash and equivalents and a decrease in accrued expenses. These changes were partially offset by a decrease in investments and an increase in accounts payable.
     The Company funds its operation with cash generated by operations and existing cash and equivalent balances and investments. The Company had no borrowings in 2007 or 2008 and no principal indebtedness was outstanding as of May 5, 2008. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to approximately $4.3 million in April 2008.
     The Company’s cash flow from operations before the change in working capital increased $1.2 million, or 15%, during the three months ended March 31, 2008 as compared to the same period in 2007. Changes in working capital from operations other than cash and cash equivalents decreased cash by $539,000 during the three months ended March 31, 2008.

     Cash flows provided by operating activities was $8.2 million for the three months ended March 31, 2008. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution, respectively.
     Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
     The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2010. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.07 to $9.80 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2010. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.00 to $9.80 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

Results of Operations
     The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2008 and 2007. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2008	2007
Revenues:
Oil and gas sales	99%	98%
Well management and operating	1	2

Total Revenues	100	100

Expenses:
Production costs	11	12
Well management and operating	1	1
Depreciation, depletion and amortization	13	15
Accretion expense	—	1
General and administrative	5	5
Interest	(1)	(2)
Current income taxes	1	1

Total Expenses	30	33

Net income	70%	67%

     Revenues for the three months ended March 31, 2008 increased $1.3 million, or 14%, compared to the same period in 2007. This increase was due to an increase in oil and gas sales during the first three months of 2008, as compared to the same period in 2007.
     Oil and gas sales increased $1.3 million, or 14%, during the three months ended March 31, 2008 compared to the same period in 2007. Higher natural gas and crude oil prices during the first quarter of 2008 were responsible for this increase compared to this same period in 2007.
     Production costs increased $54,000, or 5%, during the three months ended March 31, 2008 compared to the same period in 2007. This increase was due to inflationary increases in the costs to operate and manage the Company’s producing oil and gas properties and an increase in the number of producing oil and gas properties.
     Depreciation, depletion and amortization decreased $10,000, or 1%, during the three months ended March 31, 2008 compared to the same period in 2007. The primary reason for the decrease in depreciation, depletion and amortization is the result of an increase in oil and gas reserves that resulted from higher year-end pricing for estimated future production.

     Accretion expense decreased $4,000, or 6%, during the three months ended March 31, 2008 compared to the same period in 2007. This decrease was due to a number of properties having been fully accreted previously. Many of these properties have not been retired, although their asset retirement obligation remains fully recognized in current liabilities on the balance sheet.
     General and administrative expenses increased $34,000, or 7%, during the three months ended March 31, 2008 compared to the same period in 2007. The primary reason for this increase is due to higher overhead expenses associated with ongoing administration. In particular, administrative overhead increased as a result of the Company’s efforts to develop formalized finance and accounting policies and formalized written policies and procedures governing the financial reporting process as required under Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest income decreased $79,000, or 40%, during the three months ended March 31, 2008 compared to the same period in 2007. This decrease is primarily the result of a decrease in interest income earned on cash and equivalent balances and investments.
     The Company reported net income of $7.3 million, an increase of $1.2 million, or 19%, during the three months ended March 31, 2008 compared to the same period in 2007. The increase in oil and gas sales was primarily responsible for this increase in net income. Net income represented 70% and 67% of total revenue during the three months ended March 31, 2008 and 2007, respectively.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Forward-Looking Statements
     Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipate,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those in the forward looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the weather in the Northeast Ohio area and the ability to locate economically productive oil and gas prospects for development by the Company. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     This information has been omitted, as the Company qualifies as a smaller reporting company.
Item 4T. CONTROLS AND PROCEDURES
     (a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2008 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2007, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A.(T) Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007, which was filed on March 18, 2008, and which is incorporated by reference into this Item 4T. for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.
     The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4T., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2007, for a more complete understanding of the matters covered by such certifications.
     (b) Changes in internal control over financial reporting. While we are continuing to develop and implement remediation plans with respect to the identified material weaknesses, there have been no changes in our internal control over financial reporting other than those discussed below that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting beyond those identified in our Form 10-K for the year ended December 31, 2007.

     Development of formalized finance and accounting policies and formalized written policies and procedures governing the financial reporting process are continuing. The development of these policies and procedures are key to the remediation of our material weaknesses regarding establishing and maintaining an effective control environment and maintaining sufficient, formalized written policies and procedures over financial reporting as disclosed in Item 9A.(T) Controls and Procedures of our annual report on our Form 10-K for the year ended December 31, 2007.
     As noted in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007, failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business and our failure to maintain sustained improvements in our controls or successfully implement compensating controls and procedures as part of our disclosure controls and procedures may further adversely impact our existing internal control structure.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

May 9, 2008	By:	/s/ William A. Siskovic
William A. Siskovic
Vice President and Principal Financial and
Accounting Officer
(Duly Authorized Officer)