Form 10-Q
period 2008-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2008-08-13
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
There were 5,624,293 Units of limited partnership interest of the Registrant as of August 13, 2008. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of June 30, 2008.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$13,801,711	$6,014,105
Investments	—	6,074,433
Accounts receivable:
Production	8,498,063	7,805,148
Employees	806,883	607,230
Joint venture partners	534,670	42,771
Other	21,466	11,230

Total current assets	23,662,793	20,554,917

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	157,699,814	151,057,527
Pipeline and support equipment	518,961	527,227
Corporate and other	2,020,234	1,816,106

	160,239,009	153,400,860

Less accumulated depreciation, depletion, amortization and write down	101,678,312	98,909,416

	58,560,697	54,491,444

OTHER ASSETS	77,546	77,546

	$82,301,036	$75,123,907

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,310,277	$2,579,389
Accrued expenses	805,816	1,160,354

Total current liabilities	4,116,093	3,739,743

DEFERRED INCOME TAXES	400,000	400,000

ASSET RETIREMENT OBLIGATIONS	2,070,504	1,933,704

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 Units
Issued and outstanding — 5,624,293 and 5,643,268 Units, respectively	74,821,812	68,239,103

GENERAL PARTNER’S EQUITY	892,627	811,357

Total partners’ equity	75,714,439	69,050,460

	$82,301,036	$75,123,907

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Oil and gas sales	$11,075,498	$8,320,301	$21,362,455	$17,341,690
Well management and operating	148,747	136,303	296,460	279,364
Other	1,289	113	1,487	524

	11,225,534	8,456,717	21,660,402	17,621,578

DIRECT COST OF REVENUES
Production costs	981,315	942,341	2,109,170	2,016,321
Well management and operating	65,872	60,536	121,862	115,138
Depreciation, depletion and amortization	1,390,622	1,324,821	2,766,950	2,711,124
Accretion expense	56,800	57,900	111,000	115,700

Total direct cost of revenues	2,494,609	2,385,598	5,108,982	4,958,283

GENERAL AND ADMINISTRATIVE EXPENSE	470,373	467,267	1,011,717	974,190

Total cost of revenues	2,964,982	2,852,865	6,120,699	5,932,473

INCOME FROM OPERATIONS	8,260,552	5,603,852	15,539,703	11,689,105

OTHER INCOME
Interest income and investment earnings	76,836	200,808	194,669	397,770
Gain on sale of property and equipment	3,500	—	3,500	—

	80,336	200,808	198,169	397,770

INCOME BEFORE INCOME TAXES	8,340,888	5,804,660	15,737,872	12,086,875

CURRENT INCOME TAXES	100,000	125,000	200,000	275,000

NET INCOME	$8,240,888	$5,679,660	$15,537,872	$11,811,875

Allocation of Partnership Net Income
Limited Partners	$8,144,056	$5,612,932	$15,355,299	$11,673,103
General Partner	96,832	66,728	182,573	138,772

	$8,240,888	$5,679,660	$15,537,872	$11,811,875

Net income per unit	$1.44	$0.99	$2.72	$2.07

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

PARTNERS’ EQUITY — JANUARY 1	$69,050,460	$68,398,967

Net income	15,537,872	11,811,875

Cash distributions ($1.50 per unit in 2008 and $2.00 per unit in 2007)	(8,565,549)	(11,422,384)

Repurchase Right — Units tendered	(308,344)	(10,639)

PARTNERS’ EQUITY — JUNE 30	$75,714,439	$68,777,819

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,537,872	$11,811,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,809,945	2,747,081
Accretion expense	111,000	115,700
Gain on sale of property and equipment	(3,500)	—
Investment earnings	(1,567)	(221,527)
Changes in assets and liabilities:
Accounts receivable	(1,184,814)	831,322
Other current assets	(10,236)	20,078
Other assets	—	356
Accounts payable	9,756	94,749
Accrued expenses	(354,538)	(291,312)

Total adjustments	1,376,046	3,296,447

Net cash provided by operating activities	16,913,918	15,108,322

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	101,182	30,146
Advances disbursed to employees	(300,835)	(85,222)
Purchase of investments	—	(16,512,565)
Proceeds on sale of investments	6,076,000	13,686,000
Purchase of property and equipment	(6,440,610)	(3,384,974)
Proceeds on disposal of property and equipment	3,500	—

Net cash used by investing activities	(560,763)	(6,266,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(8,565,549)	(11,422,384)

Net cash used by financing activities	(8,565,549)	(11,422,384)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	7,787,606	(2,580,677)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	6,014,105	7,424,183

CASH AND EQUIVALENTS AT END OF SECOND QUARTER	$13,801,711	$4,843,506

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$223,194	$266,270
Additions to proved properties include amounts offset by accounts payable (see Note 2) and asset retirement obligations (see Note 1.E). The repurchase of Units is included in accounts payable (see Notes 2 and 4).
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

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2008 and 2007:

	Asset Retirement Obligations
	Six Months Ended June 30,
	2008	2007

Beginning of period	$2,313,704	$2,103,707
Liabilities incurred	25,800	27,630
Accretion expense	111,000	115,700

End of period	$2,450,504	$2,247,037

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
E.	Asset Retirement Obligations (Continued)

At June 30, 2008 and December 31, 2007, the asset retirement obligations of $2,450,504 and $2,247,037 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $380,000 at June 30, 2008 and December 31, 2007.

F.
Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at June 30, 2008 and December 31, 2007. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,643,268 for the three and six months ended June 30, 2008 and 5,644,094 for the three and six months ended June 30, 2007.

H.
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

As of June 30, 2008, the Company’s income tax years from 2004 and thereafter remain subject to examination by the Internal Revenue Service, as well as the Ohio Department of Taxation.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
I.
New Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effect of FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. The Company adopted SFAS No. 157 on January 1, 2008 for items recognized or disclosed at fair value in the financial statements on a recurring basis, and the implementation did not have an impact on the Company’s financial statements. The Company has deferred the application of SFAS No. 157 related to non-financial assets and liabilities in accordance with FSP No. 157-2. Adoption of SFAS No. 157 as it relates to non-financial assets and liabilities is not expected to materially impact the Company’s financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial statements.

J.	Reclassification — Certain prior period amounts have been reclassified to conform with the current period’s presentation.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 2. Current Liabilities
The Company’s current liabilities consist of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Accounts Payable:
Drilling	$1,503,288	$1,090,500
Production and related other	1,101,426	737,284
Repurchase of Units	308,344	—
Other	364,864	366,919
Joint venture partners	32,355	384,686

	$3,310,277	$2,579,389

Accrued Expenses:
Current portion of asset retirement obligations	$380,000	$380,000
Payroll and retirement contributions	225,164	610,229
Federal, state and local taxes	200,652	170,125

	$805,816	$1,160,354

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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2007 calculation, is $16.25 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2008. The repurchase of Units of $308,344 is included in accounts payable at June 30, 2008 and was paid in July 2008.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4. Partners’ Equity (Continued)
Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

	Calculated				Units
	Price for	Less		# of	Outstanding
	Repurchase	Interim	Net	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase

2004	$13.44	$1.00	$12.44	23,865	5,690,874
2005	$15.46	$1.00	$14.46	16,196	5,674,678
2006	$24.37	$1.50	$22.87	30,584	5,644,094
2007	$14.88	$2.00	$12.88	826	5,643,268
2008	$17.75	$1.50	$16.25	18,975	5,624,293
Note 5. Gas Purchase Agreements
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2010. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.18 to $9.80 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2010. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.18 to $9.80 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 6. Commitments and Contingencies
Everflow paid a quarterly dividend in July 2008 of $1.00 per Unit to Unitholders of record on June 30, 2008. The distribution amounted to approximately $5,691,400.
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
Note 7. Related Party Transactions
The Company’s Officers, Directors, affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. At June 30, 2008 and December 31, 2007, these employee receivables amounted to $806,883 and $607,230, respectively. The loans accrue interest at prime (5.0% at June 30, 2008) and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

Part I:  Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table summarizes the Company’s financial position at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
(Amounts in Thousands)	Amount	%	Amount	%

Working capital	$19,547	25%	$16,815	24%
Property and equipment (net)	58,560	75	54,491	76
Other	78	—	78	—

Total	$78,185	100%	$71,384	100%

Deferred income taxes	$400	—%	$400	—%
Long-term liabilities	2,071	3	1,934	3
Partners’ equity	75,714	97	69,050	97

Total	$78,185	100%	$71,384	100%

Working capital of $19.5 million as of June 30, 2008 represented an increase of approximately $2.7 million from December 31, 2007 due primarily to increases in cash and equivalents, accounts receivable from production and accounts receivable from joint venture partners. This increase was partially offset by a decrease in investments and an increase in accounts payable.
The Company funds its operation with cash generated by operations and existing cash and equivalent balances and investments. The Company had no borrowings in 2007 or 2008 and no principal indebtedness was outstanding as of August 13, 2008. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $5.7 million in July 2008.
The Company’s cash flow from operations before the change in working capital was $18.5 million, an increase of $4.0 million, or 28%, during the six months ended June 30, 2008 as compared to the same period in 2007. Changes in working capital from operations other than cash and equivalents decreased cash by $1.5 million during the six months ended June 30, 2008 primarily due to an increase in accounts receivable resulting from an increase in production revenues receivable and accounts receivable from joint venture partners.

Cash flows provided by operating activities was $16.9 million for the six months ended June 30, 2008. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions.
Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), to sell and deliver certain quantities of natural gas production on a monthly basis through October 2010. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $9.18 to $9.80 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2010. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $9.18 to $9.80 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined.
Results of Operations
The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2008 and 2007. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	99%	98%	99%	98%
Well management and operating	1	2	1	2

Total Revenues	100	100	100	100

Expenses:
Production costs	9	11	10	11
Well management and operating	1	1	—	1
Depreciation, depletion and amortization	12	16	13	15
Accretion expense	1	1	—	1
General and administrative	4	5	5	5
Other	(1)	(2)	(1)	(2)
Current income taxes	1	1	1	2

Total Expenses	27	33	28	33

Net income	73%	67%	72%	67%

Revenues for the three and six months ended June 30, 2008 increased $2.8 million and $4.0 million, respectively, compared to the same periods in 2007. These increases were due primarily to an increase in oil and gas sales during the three and six months ended June 30, 2008 compared to the same periods in 2007.
Oil and gas sales increased $2.8 million, or 33%, during the three months ended June 30, 2008 compared to the same period in 2007. Oil and gas sales increased $4.0 million, or 23%, during the six months ended June 30, 2008 compared to the same period in 2007. These increases are the result of higher natural gas and crude oil prices during the three and six months ended June 30, 2008 compared to the same periods in 2007.
Production costs increased $39,000, or 4%, during the three months ended June 30, 2008 and increased $93,000, or 5%, during the six months ended June 30, 2008 compared to the same periods in 2007. The increases are the result of higher operating costs resulting from an increase in the number of producing properties and inflationary increases in the costs to operate and manage producing properties during the three and six months ended June 30, 2008 compared to the same periods in 2007.
Depreciation, depletion and amortization expenses increased $66,000, or 5%, and $56,000, or 2%, during the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007. The primary reason for these increases is the result of an increase in the number of producing properties during the three and six months ended June 30, 2008 compared to the same periods in 2007.
Accretion expense decreased $1,000, or 2%, and $5,000, or 4%, during three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This decrease was due to a number of properties having been fully accreted previously. Many of these properties have not been retired, although their asset retirement obligation remains fully recognized in current liabilities on the balance sheet.
General and administrative expenses increased $3,000, or 1%, and $38,000, or 4%, during the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007. The primary reason for these increases is due to higher overhead expenses associated with ongoing administration. In particular, administrative overhead increased as a result of the Company’s efforts to develop formalized finance and accounting policies and formalized written policies and procedures governing the financial reporting process as required under Section 404 of the Sarbanes-Oxley Act of 2002.
Interest income decreased $124,000, or 62%, and $203,000, or 51%, during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These decreases are the result of decreases in interest income earned on cash and equivalent balances and investments.

The Company reported net income of $8.2 million, an increase of $2.6 million, or 45%, during the three months ended June 30, 2008 compared to the same period in 2007. The Company reported net income of $15.5 million, an increase of $3.7 million, or 32%, during the six months ended June 30, 2008 compared to the same period in 2007. An increase in oil and gas sales was primarily responsible for the increase in net income during the three and six months ended June 30, 2008. Net income represented 73% and 67% of total revenues during the three months ended June 30, 2008 and 2007, respectively. Net income represented 72% and 67% of total revenues during the six months ended June 30, 2008 and 2007, respectively.
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
Item 4T. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2008 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2007, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A.(T) Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007, which was filed on March 18, 2008, and which is incorporated by reference into this Item 4T. for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.

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

EVERFLOW EASTERN PARTNERS, L.P.
	By:	everflow management limited, llc,
General Partner

	By:	everflow management corporation
Managing Member

August 13, 2008	By:	/s/ William A. Siskovic
William A. Siskovic
Vice President and Principal Financial and Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002