Form 10-Q
period 2008-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2008-11-13
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 5,624,293 Units of limited partnership interest of the Registrant as of November 13, 2008. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of September 30, 2008.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$11,126,485	$6,014,105
Investments	—	6,074,433
Accounts receivable:
Production	7,887,421	7,805,148
Employees	1,096,866	607,230
Joint venture partners	672,478	42,771
Other	29,083	11,230

Total current assets	20,812,333	20,554,917

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	163,315,616	151,057,527
Pipeline and support equipment	518,961	527,227
Corporate and other	2,020,829	1,816,106

	165,855,406	153,400,860

Less accumulated depreciation, depletion, amortization and write down	103,077,181	98,909,416

	62,778,225	54,491,444

OTHER ASSETS	77,546	77,546

	$83,668,104	$75,123,907

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,605,216	$2,579,389
Accrued expenses	976,251	1,160,354

Total current liabilities	2,581,467	3,739,743

DEFERRED INCOME TAXES	400,000	400,000

ASSET RETIREMENT OBLIGATIONS	2,143,964	1,933,704

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 Units
Issued and outstanding — 5,624,293 and 5,643,268 Units, respectively	77,616,703	68,239,103

GENERAL PARTNER’S EQUITY	925,970	811,357

Total partners’ equity	78,542,673	69,050,460

	$83,668,104	$75,123,907

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Oil and gas sales	$11,354,423	$7,918,189	$32,716,878	$25,259,879
Well management and operating	149,252	132,090	445,712	411,454
Other	490	1,791	1,977	2,315

	11,504,165	8,052,070	33,164,567	25,673,648

DIRECT COST OF REVENUES
Production costs	989,784	882,854	3,098,954	2,899,175
Well management and operating	56,105	37,921	177,967	153,059
Depreciation, depletion and amortization	1,377,403	1,369,159	4,144,353	4,080,283
Accretion expense	56,500	57,900	167,500	173,600

Total direct cost of revenues	2,479,792	2,347,834	7,588,774	7,306,117

GENERAL AND ADMINISTRATIVE EXPENSE	458,400	456,745	1,470,117	1,430,935

Total cost of revenues	2,938,192	2,804,579	9,058,891	8,737,052

INCOME FROM OPERATIONS	8,565,973	5,247,491	24,105,676	16,936,596

OTHER INCOME
Interest income and investment earnings	53,652	145,181	248,321	542,951
Gain on sale of property and equipment	—	13,145	3,500	13,145

	53,652	158,326	251,821	556,096

INCOME BEFORE INCOME TAXES	8,619,625	5,405,817	24,357,497	17,492,692

CURRENT INCOME TAXES	100,000	25,000	300,000	300,000

NET INCOME	$8,519,625	$5,380,817	$24,057,497	$17,192,692

Allocation of Partnership Net Income
Limited Partners	$8,419,204	$5,317,591	$23,774,503	$16,990,694
General Partner	100,421	63,226	282,994	201,998

	$8,519,625	$5,380,817	$24,057,497	$17,192,692

Net income per unit	$1.50	$0.94	$4.22	$3.01

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

PARTNERS’ EQUITY — JANUARY 1	$69,050,460	$68,398,967

Net income	24,057,497	17,192,692

Cash distributions ($2.50 per unit in 2008 and $3.50 per unit in 2007)	(14,256,940)	(19,987,933)

Repurchase Right — Units tendered	(308,344)	(10,639)

PARTNERS’ EQUITY — September 30	$78,542,673	$65,593,087

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,057,497	$17,192,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,208,583	4,135,338
Accretion expense	167,500	173,600
Gain on disposal of property and equipment	(3,500)	(13,145)
Investment earnings	(1,567)	(311,907)
Changes in assets and liabilities:
Accounts receivable	(711,980)	1,443,283
Other current assets	(17,853)	(14,922)
Other assets	—	5,356
Accounts payable	(25,123)	195,122
Accrued expenses	(184,103)	(182,914)

Total adjustments	3,431,957	5,429,811

Net cash provided by operating activities	27,489,454	22,622,503

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	166,886	70,390
Advances disbursed to employees	(656,522)	(219,030)
Purchase of investments	—	(23,012,176)
Proceeds on sale of investments	6,076,000	22,801,000
Purchase of property and equipment	(13,401,654)	(6,868,841)
Proceeds on disposal of property and equipment	3,500	46,900

Net cash used by investing activities	(7,811,790)	(7,181,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(14,256,940)	(19,987,933)
Repurchase of units	(308,344)	(10,639)

Net cash used by financing activities	(14,565,284)	(19,998,572)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,112,380	(4,557,826)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	6,014,105	7,424,183

CASH AND EQUIVALENTS AT END OF PERIOD	$11,126,485	$2,866,357

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$333,585	$369,520
Additions to proved properties include amounts offset by accounts payable (see Note 2) and asset retirement obligations (see Note 1.E).
See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
A.
Interim Financial Statements – The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

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

C.
Organization – Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration development and production. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and Subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or “the Programs”).

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

D.
Principles of Consolidation – The consolidated financial statements include the accounts of Everflow, its wholly owned subsidiaries, including EEI and EEI’s wholly owned subsidiaries, and investments in oil and gas drilling and income partnerships (collectively, “the Company”) which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
E.	Asset Retirement Obligations (Continued)

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2008 and 2007:

	Asset Retirement Obligations
	Nine Months Ended September 30,
	2008	2007

Beginning of period	$2,313,704	$2,103,707
Liabilities incurred	42,760	52,480
Liabilities settled	—	(2,600)
Accretion expense	167,500	173,600

End of period	$2,523,964	$2,327,187

At September 30, 2008 and December 31, 2007, the asset retirement obligations of $2,523,964 and $2,327,187 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $380,000 at September 30, 2008 and December 31, 2007.

F.
Revenue Recognition – The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at September 30, 2008 and December 31, 2007. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned oil and gas properties.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
F.	Revenue Recognition (Continued)

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

G.
Allocation of Income and Per Unit Data – Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 4).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per Unit calculations amounted to 5,624,293 and 5,636,943 for the three and nine months ended September 30, 2008, respectively, and 5,643,268 and 5,643,819 for the three and nine months ended September 30, 2007, respectively.

H.
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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
H.	Income Taxes (Continued)

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

As of September 30, 2008, the Company’s income tax years from 2004 and thereafter remain subject to examination by the Internal Revenue Service, as well as the Ohio Department of Taxation.

I.
New Accounting Standards – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, where fair value has been determined to be the relevant measurement attribute. In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effect of FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP No. 157-2. The Company adopted SFAS No. 157 on January 1, 2008 for items recognized or disclosed at fair value in the financial statements on a recurring basis, and the implementation did not have an impact on the Company’s financial statements. The Company has deferred the application of SFAS No. 157 related to non-financial assets and liabilities in accordance with FSP No. 157-2. Adoption of SFAS No. 157 as it relates to non-financial assets and liabilities is not expected to materially impact the Company’s financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
I.	New Accounting Standards (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits the option to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, reporting of unrealized gains and losses on those assets and liabilities occurs in each subsequent reporting date. The Company adopted SFAS No. 159 on January 1, 2008. The implementation of this standard did not have an impact on the company’s financial statements.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 2. Current Liabilities
The Company’s current liabilities consist of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Accounts Payable:
Production and related other	$1,038,530	$737,284
Other	423,244	366,919
Drilling	141,450	1,090,500
Joint venture partners	1,992	384,686

	$1,605,216	$2,579,389

Accrued Expenses:
Payroll and retirement contributions	$405,201	$610,229
Current portion of asset retirement obligations	380,000	380,000
Federal, state and local taxes	191,050	170,125

	$976,251	$1,160,354

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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2007 calculation, was $16.25 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2008. The repurchase of Units in the amount of $308,344 was paid in July 2008.

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
Note 6. Commitments and Contingencies
Everflow paid a quarterly dividend in October 2008 of $0.50 per Unit to unitholders of record on September 30, 2008. The distribution amounted to approximately $2,846,000.

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
Note 7. Related Party Transactions
The Company’s Officers, Directors, affiliates and certain employees have frequently participated, and will likely participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. At September 30, 2008 and December 31, 2007, these employee receivables amounted to $1,096,866 and $607,230, respectively. The loans accrue interest at prime (5.0% at September 30, 2008) and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

Part I: Financial Information
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table summarizes the Company’s financial position at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Amounts in Thousands)	Amount	%	Amount	%

Working capital	$18,231	23%	$16,815	24%
Property and equipment (net)	62,778	77	54,491	76
Other	78	—	78	—

Total	$81,087	100%	$71,384	100%

Deferred income taxes	$400	—%	$400	—%
Long-term liabilities	2,144	3	1,934	3
Partners’ equity	78,543	97	69,050	97

Total	$81,087	100%	$71,384	100%

Working capital of $18.2 million as of September 30, 2008 represented an increase of approximately $1.4 million from December 31, 2007 due primarily to increases in cash and equivalents, and accounts receivable from production, employees and joint venture partners. This increase was partially offset by a decrease in investments and a decrease in accounts payable.
The Company funds its operation with cash generated by operations and existing cash and equivalent balances and investments. The Company had no borrowings in 2008 or 2007 and no principal indebtedness was outstanding as of November 13, 2008. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $2.8 million in October 2008.

The Company’s cash flow from operations before the change in working capital was $28.4 million, an increase of $7.2 million, or 34%, during the nine months ended September 30, 2008 as compared to the same period in 2007. Changes in working capital from operations other than cash and equivalents decreased cash by $939,000 during the nine months ended September 30, 2008 due primarily to an increase in accounts receivable resulting from an increase in production revenues receivable and an increase in accounts receivable from joint venture partners. Changes in working capital from operations other than cash and equivalents increased cash by $1.4 million during the nine months ended September 30, 2007 primarily due to a decrease in accounts receivable resulting from a decrease in production revenues receivable and a decrease in accounts receivable from joint venture partners.
Cash flows provided by operating activities were $27.5 million for the nine months ended September 30, 2008. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions.
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

Results of Operations
The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2008 and 2007. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Oil and gas sales	99%	98%	99%	98%
Well management and operating	1	2	1	2

Total Revenues	100%	100%	100%	100%

Expenses:
Production costs	9%	11%	9%	11%
Well management and operating	—	—	1	1
Depreciation, depletion and amortization	12	17	12	16
Accretion expense	—	1	1	1
General and administrative	4	6	4	5
Other	—	(2)	(1)	(2)
Current income taxes	1	—	1	1
Deferred income taxes	—	—	—	—

Total Expenses	26	33	27	33

Net income	74%	67%	73%	67%

Revenues for the three and nine months ended September 30, 2008 increased $3.5 million and $7.5 million, respectively, compared to the same periods in 2007. These increases were due primarily to an increase in oil and gas sales during the three and nine months ended September 30, 2008 compared to the same periods in 2007.
Oil and gas sales increased $3.4 million, or 43%, during the three months ended September 30, 2008 compared to the same period in 2007. Oil and gas sales increased $7.5 million, or 30%, during the nine months ended September 30, 2008 compared to the same period in 2007. These increases are primarily the result of higher natural gas and crude oil prices during the three and nine months ended September 30, 2008 compared to the same periods in 2007.
Production costs increased $107,000, or 12%, during the three months ended September 30, 2008 and increased $200,000, or 7%, during the nine months ended September 30, 2008 compared to the same periods in 2007. The increases are the result of higher operating costs resulting from an increase in the number of producing properties and inflationary increases in the costs to operate and manage producing properties during the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Depreciation, depletion and amortization expenses increased $8,000, or 1%, and $64,000, or 2%, during the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007. The primary reason for these increases is an increase in the number of producing properties during the three and nine months ended September 30, 2008 compared to the same periods in 2007.
Accretion expense decreased $1,000, or 2%, and $6,000, or 4%, during three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This decrease was due to a number of properties having been fully accreted previously. Many of these properties have not been retired, although their asset retirement obligation remains fully recognized in current liabilities on the balance sheet.
General and administrative expenses increased $2,000, or less than 1%, and $39,000, or 3%, during the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007. These increases are primarily the result of higher overhead expenses associated with ongoing administration. In particular, administrative overhead increased as a result of the Company’s efforts to develop formalized finance and accounting policies and formalized written policies and procedures governing the financial reporting process as required under Section 404 of the Sarbanes-Oxley Act of 2002.
Interest income decreased $92,000, or 63%, and $295,000, or 54%, during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. These decreases are the result of decreases in interest income earned on cash and equivalent balances and investments.
The Company reported net income of $8.5 million, an increase of $3.1 million, or 58%, during the three months ended September 30, 2008 compared to the same period in 2007. The Company reported net income of $24.1 million, an increase of $6.9 million, or 40%, during the nine months ended September 30, 2008 compared to the same period in 2007. An increase in oil and gas sales was primarily responsible for the increase in net income during the three and nine months ended September 30, 2008. Net income represented 74% and 67% of total revenues during the three months ended September 30, 2008 and 2007, respectively. Net income represented 73% and 67% of total revenues during the nine months ended September 30, 2008 and 2007, respectively.
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
Item 4T. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2008 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2007, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A.(T) Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2007, which was filed on March 18, 2008, and which is incorporated by reference into this Item 4T. for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.
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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC, General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION Managing Member

November 13, 2008	By:	/s/ William A. Siskovic William A. Siskovic
Vice President and Principal Financial Accounting Officer
(Duly Authorized Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002