Form 10-K
period 2008-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2009-03-27
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
There were 4,357,523 Units of Limited Partnership Interest held by non-affiliates of the Registrant as of March 20, 2009. At June 30, 2008, there was no public market for the Registrant’s Units of Limited Partnership Interest. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of December 31, 2008.

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

Subsidiaries. The Company has two subsidiaries. EEI was organized as an Ohio corporation in February 1979 and, since the consummation of the Exchange Offer, has been a wholly-owned subsidiary of the Company. EEI is engaged in the business of oil and gas production.
A-1 Storage of Canfield, Ltd. (“A-1 Storage”) was organized as an Ohio limited liability company in late 1995 and is 99% owned by the Company and 1% owned by EEI. A-1 Storage’s business includes leasing of office space to the Company as well as rental of storage units to non-affiliated parties.
Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 90% of the estimated total future cash inflows related to the Company’s oil and gas reserves as of December 31, 2008 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.
The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 420 (net) wells. The Company serves as the operator of approximately 60% of the gross wells and 75% of the net wells which comprise the Company’s properties.
The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.
Business Plan. The Company continually evaluates whether the Company can develop oil and gas properties at historical levels given the current costs of drilling and development activities, the current prices of oil and gas, and the Company’s ability to find oil and gas in commercially productive quantities. The Company has increased its level of activity in the development of oil and gas properties in recent years. In recent years, the Company dedicated additional resources to its land and lease acquisition department in an effort to increase its undeveloped lease inventory. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”
Acquisition of Prospects. The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2008, the Company’s current leasehold inventory consists of approximately 34 prospects in various stages of maturity representing approximately 846 net acres under lease.

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
The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness will consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2008 and no principal indebtedness was outstanding as of March 20, 2009. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”
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
The Company owns a significant number of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total Proved Reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated Proved and Proved Developed Reserves, determined as of December 31, 2008, which aggregate $88,614,000 (Standardized Measure of Discounted Future Net Cash Flows) with no borrowings outstanding as of December 31, 2008.

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
Oil. Any oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. All posted prices in the areas where the Company’s properties are located are generally somewhat lower than the spot market prices, although there have been substantial fluctuations in crude oil prices in recent years, including 2008.
The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 20, 2009, $45.50 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”) and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline or remain at current levels, the Company’s revenues from oil production will be reduced accordingly.
Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.
Natural Gas. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008, excess natural gas supplies resulted from the combination of increased production from independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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
Since 2002, the Company has numerous annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas totaling 3.13 BCF through October 2011 at various monthly weighted-average prices ranging from $7.95 to $9.74 per MCF.
The Company also has three annual contracts with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas totaling 1.73 BCF through October 2011 at various monthly weighted-average prices ranging from $8.05 to $9.80 per MCF.
A summary of the Company’s locked-in volumes and prices with Dominion and IGS by year is as follows:

	Dominion		IGS		Total
		Weighted-		Weighted-		Weighted-
Year Ending		Average		Average		Average
December 31:	BCF	Price/MCF	BCF	Price/MCF	BCF	Price/MCF

2009	1.39	$9.49	0.74	$9.49	2.13	$9.49
2010	1.28	9.01	0.66	8.84	1.94	8.95
2011	0.46	8.00	0.33	8.10	0.79	8.04

	3.13	$9.07	1.73	$8.98	4.86	$9.04

As described above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price plus basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” As of December 31, 2008, natural gas purchased by the Company’s Dominion contracts covers production from approximately 500 gross wells, while natural gas purchased by IGS covers production from approximately 240 gross wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Inflation and Changes in Prices.”

For the year ended December 31, 2008, with the exception of Dominion and IGS, which accounted for approximately 45% and 22%, respectively, of the Company’s natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company’s gas sales. The Company expects that Dominion and IGS will be the only material natural gas customers for fiscal 2009.
Seasonality. During summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions. These production restrictions, and the nature of the Company’s business, result in seasonal fluctuations in the Company’s revenue, with the Company typically receiving more income in the first and fourth quarters of its fiscal year.
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
Competition. The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from major and independent oil and gas companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing. Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many of the Company’s competitors have financial resources, personnel and facilities substantially greater than those of the Company.
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

There is also extensive competition in the market for gas produced by the Company. Increases in energy consumption has at times brought about a shortage in energy supplies. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, at times there has been volatility in oil and gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See “Marketing” above.
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
The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the “FERC”) under the Natural Gas Act of 1938 (“NGA”). The wellhead price of natural gas is also regulated by the FERC under the authority of the Natural Gas Policy Act of 1978 (“NGPA”). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the “Decontrol Act”) was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, FERC has adopted and proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority will be sold to Dominion and IGS as discussed earlier.

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
Employees. As of March 20, 2009, the Company had 18 full-time and two part-time employees. These employees primarily are engaged in the following areas of business operations: four in land and lease acquisition, five in field operations, six in accounting, and five in administration.

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
The current global and United States economic and financial crises may have impacts on our business and financial condition that we currently cannot predict.
As widely reported, economic conditions both globally and in the United States have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. These deteriorating economic conditions, credit crises and related turmoil in national and global financial systems have substantially contributed to the dramatic decrease in crude oil and natural gas prices in the second half of 2008 and in the first three months of 2009. The price declines have adversely affected United States crude oil and natural gas producers, including us. The economic downturn and decline in oil and gas prices are providing declines in drilling costs and increased availability of field equipment, but those cost reductions may only partially mitigate the adverse effects of lower oil and gas prices.
Uncertainties as to the extent, duration and impacts of the global and United States crises increase uncertainties and risks for us. With the general economic and financial crises, (i) the demand for natural gas may decline due to the deteriorating economic conditions which could negatively impact the revenues, margins and profitability of our natural gas business, (ii) the tightening of credit or lack of credit availability to our suppliers, customers and joint venture partners could adversely affect their ability to meet their obligations to us, (iii) we may be unable to profitably sell, extend or explore oil and gas lease rights we currently own and (iv) we may face unanticipated challenges to our business and financial condition. Unexpected bankruptcies of financial institutions or unexpected illiquidity of funds in cash equivalent investments, such as money market funds, may limit or delay our access to our cash equivalent deposits, causing us to lose some or all of those funds or to incur additional costs to borrow funds needed on a short-term basis.

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
During the preparation of our financial statements for the fiscal year ended December 31, 2008, we identified a number of control deficiencies in our internal control over financial reporting. A number of these control deficiencies have been classified as material weaknesses or significant deficiencies that in the aggregate constitute material weaknesses. A material weakness is a control deficiency that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.
As of the end of the period covered in this Form 10-K, management performed an evaluation of the effectiveness of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described above, management concluded that our disclosure controls and procedures were not effective as of December 31, 2008.
As of the filing of this Form 10-K, we have implemented changes in our internal control over financial reporting to remediate certain but not all of the identified control deficiencies. Our continuing remediation efforts are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting our objectives. As a result, we expect that once we commence our preparation and review of 2009 interim financial statements, our internal control over financial reporting may not be effective as of March 31, 2009, June 30, 2009 and September 30, 2009, respectively. There can be no assurance that our internal control over financial reporting or our disclosure controls and procedures will prevent future error or fraud in connection with our financial statements. See “Item 9A.(T) Controls and Procedures” for additional information.

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
You should not assume that the present value of future net cash flows from our proved reserves is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs in effect on the date of the estimate, holding the prices and costs constant throughout the life of the properties. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than the current estimate. In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the Financial Accounting Standards Board in SFAS No. 69 “Disclosures About Oil and Gas Producing Activities” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and crude oil industry in general.
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

We may incur substantial impairment write downs.
If reserve estimates of the recoverable reserves in a property are revised downward, if development costs exceed previous estimates or if natural gas and crude oil prices decline, we may be required to record additional non-cash impairment write downs in the future, which would result in a negative impact to our financial position. We annually review our proved oil and gas properties for impairment on a depletable unit basis. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis. Fair value is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, amortization and write down to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value.
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
Disruptions in the financial and credit markets may adversely impact the availability and cost of credit as well as our ability to raise additional capital, which could adversely affect our business, results of operations and financial condition.
Disruptions in the financial markets, including the bankruptcy or restructuring of certain financial institutions, may adversely impact the availability of credit and cost of credit in the future. Our failure to obtain additional funds, if need be, to meet payment obligations and working capital requirements could have a material adverse effect on our business. In addition, the disruptions in the financial markets may also have an adverse impact on regional economies or the world economy, which could negatively impact the capital and maintenance expenditures of our customers. There can be no assurance that government responses to the disruptions of the financial markets will restore confidence, stabilize markets or increase liquidity and the availability of credit.

We depend on certain key customers for sales of our natural gas and crude oil. To the extent these customers reduce the volumes of natural gas and crude oil they purchase from us, our revenues and cash available for distributions could decline.
A significant portion of our natural gas sales and crude oil are made to three purchasers. While we do have numerous contracts in place which obligate the natural gas purchasers to purchase, and us to sell and deliver, certain quantities of natural gas production through October 2011, there are no commitments beyond the contract periods by the purchasers to continue to purchase our natural gas. To the extent these and other key customers reduce the amount of natural gas and crude oil they purchase from us, our revenues and cash available for distributions to unit holders could temporarily decline in the event we are unable to sell to alternative purchasers.
Many of our leases are in areas that have been partially depleted or drained by offset wells.
Our key project areas are located in active drilling areas in the Appalachian Basin. As a result, many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. This may inhibit our ability to find economically recoverable quantities of natural gas in these areas.
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

Members of our management team own a significant number of partnership units and are in a position to significantly influence the outcome of matters requiring a unitholder vote.
Members of our management team beneficially own approximately 23% of our outstanding units as of March 20, 2009. In addition these same members control the general partner of the Company with 100% of the ownership. As a result, these unitholders are in a position to significantly influence the outcome of matters requiring a unitholder vote, including the election of directors, the adoption of an amendment to the articles of incorporation or bylaws of the managing general partner and the approval of mergers and other significant transactions. The interests of these individuals may differ from those of other unitholders and their influence may delay or prevent a change of control of the Company and may adversely affect the voting and other rights of other unitholders.
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
Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during fiscal 2008, 2007 or 2006.

Proved Reserves.(1) The following table reflects the estimates of the Company’s Proved Reserves which are based on the Company’s report as of December 31, 2008.

	Oil (BBLS)	Gas (MCF)
Proved Developed	693,000	41,132,000
Proved Undeveloped	—	—

Total	693,000	41,132,000

(1)
The Company has not determined proved reserves associated with its proved undeveloped acreage which are not deemed significant at December 31, 2008. A reconciliation of the Company’s proved reserves is included in the Notes to the Financial Statements.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2008, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the Securities and Exchange Commission, using calculations based solely on Proved Reserves, current unescalated cost and price factors, and discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$282,923
Future production and development costs	(107,649)
Future asset retirement obligations, net of salvage	(11,610)
Future income tax expense	(3,369)

Future net cash flows	160,295
Effect of discounting future net cash flows at 10% per annum	(71,681)

Standardized measure of discounted future net cash flows	$88,614

(1)	See the Notes to the Financial Statements for additional information.

Production. The following table summarizes the net oil and gas production, average sales prices and average production (lifting) costs per equivalent unit of production for the periods indicated.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCFS)	per BBL	per MCF	per Equivalent MCF (1)

2008	76,000	3,530,000	$96.80	$9.67	$1.03
2007	70,000	3,228,000	66.06	9.19	1.05
2006	72,000	3,500,000	62.60	8.51	0.96

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL (barrel).
Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2008.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
86	1,325	1,411	50	829	879

(1)	Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.
Acreage. The Company had approximately 62,000 gross developed acres and 40,000 net developed acres as of December 31, 2008. Developed acreage is that acreage assignable to productive wells. The Company had approximately 846 gross and net proved undeveloped acres as of December 31, 2008.

Drilling Activity. The following table sets forth the results of drilling activities on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net

2008	91	38.11	—	—
2007	73	28.54	2	0.36
2006	36	11.44	1	0.20

(1)	All wells are located in the United States. All wells are development wells. No exploratory wells were drilled.
Present Activities. The Company has drilled no development wells since December 31, 2008. As of March 20, 2009, the Company had no wells in the process of being drilled.
Delivery Commitments. The Company entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprise approximately 67% of the Company’s natural gas sales during 2008. In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.
Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year ended December 31, 2008, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market
There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 20, 2009, there were 5,624,293 Units held by 1,387 holders of record.
Distribution History
The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total cash distributions of $3.00 and $4.00 per Unit during 2008 and 2007, respectively. Based upon the current number of Units outstanding, the aggregate value of a quarterly distribution of $0.50 per Unit made to our holders of record (“Holders”) would amount to approximately $2,846,000. The Company made a quarterly distribution of $1.00 per Unit in January 2009 and currently intends to make a quarterly distribution of $0.50 per Unit in April 2009 and quarterly distributions of at least $0.50 per Unit in July and October 2009.
Repurchase Right
The Partnership Agreement provides, that beginning in 1992 and annually thereafter, the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 18,975, 826 and 30,584 of its Units of limited partnership interest at a price of $16.25, $12.88 and $22.87 per Unit pursuant to the terms of the Company’s Offers to Purchase dated April 30, 2008, 2007 and 2006, respectively. See Note 4 in the Company’s financial statements for additional information on the Repurchase Right.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes thereto in Item 8 of this report and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Revenue	$42,069,515	$34,835,438	$34,847,915	$33,114,351	$25,670,760
Net Income	24,117,868	23,505,248	23,142,714	22,968,275	16,403,297
Net Income Per Unit	4.23	4.12	4.04	3.99	2.84
Total Assets	83,441,393	75,123,907	72,462,307	71,329,497	61,481,489
Debt	—	—	—	—	—
Cash Distributions Per Unit	3.00	4.00	3.75	2.50	2.25
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
The General Partner is a limited liability company. The members of the General Partner are Everflow Management Corporation, an Ohio corporation (“EMC”), two individuals who are employees of the Company and are currently directors and officers of EEI, Thomas L. Korner and William A. Siskovic, two individuals who are employees of the Company, Richard M. Jones and Brian A. Staebler, and Sykes Associates, LLC, a New York limited liability company owned by the four adult children of Robert F. Sykes, the Chairman of the Board of EEI.

Liquidity and Capital Resources
Financial Position
Working capital surplus of $19.7 million as of December 31, 2008 represented a $2.9 million increase from December 31, 2007 due primarily to increases in cash and equivalents of $8.4 million. Investments decreased $6.1 million due to a decrease in commercial paper investments. Accounts payable decreased $818,000 primarily due to a decrease in drilling costs payable. Accounts receivable from employees increased $438,000 and accounts receivable from joint venture partners increased $310,000 due to an increase in drilling activity throughout 2008. Accrued expenses increased $834,000 primarily due to an increase in the current portion of asset retirement obligations. Accounts receivable from oil and gas production decreased $236,000 primarily due to lower crude oil and natural gas prices in the fourth quarter of 2008 as compared to prices in the fourth quarter of 2007.
The Company had a revolving credit facility with Bank One, N.A. that expired in 2003. The Company has had no borrowings since that time. The Company expects to have more than $8 million of cash available to fund the Repurchase Right. As a result, additional financing will likely not be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. We cannot provide any assurance as to the availability of any such line of credit under current market conditions. The Company repurchased 18,975 Units at a price of $16.25 per Unit on June 30, 2008.
The following table summarizes the Company’s financial position at December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$19,679	25%	$16,815	24%
Property and equipment (net)	59,928	75	54,491	76
Other	78	—	78	—

Total	$79,685	100%	$71,384	100%

Deferred income taxes	$360	—%	$400	—%
Long-term liabilities	3,568	5	1,934	3
Partners’ equity	75,757	95	69,050	97

Total	$79,685	100%	$71,384	100%

Cash Flows from Operating, Investing and Financing Activities
The Company generated almost all of its cash sources from operating activities. During the years ended 2008 and 2007, cash provided by operations was used primarily to fund the development of additional oil and gas properties, repurchase of Units pursuant to the Repurchase Right and distributions to unitholders.

The following table summarizes the Company’s Statements of Cash Flows for the years ended December 31, 2008 and 2007:

	2008		2007
	Dollars	%	Dollars	%
	(Amounts in Thousands)

Operating Activities:
Net income before adjustments	$24,118	63%	$23,505	76%
Adjustments	11,645	37	5,336	17

Cash flow from operations before working capital changes	35,763	100	28,841	93
Changes in working capital	(133)	—	703	2

Net cash provided by operating activities	35,630	100	29,544	95

Investing Activities:
Proceeds received on receivables from employees	250	1	77	—
Advances disbursed to employees	(688)	(2)	(527)	(2)
Purchase of investments	—	—	(17,513)	(56)
Proceeds on sale of investments	6,076	17	20,288	66
Purchase of property and equipment	(15,423)	(43)	(10,472)	(34)
Proceeds on disposal of property and equipment	4	—	47	—

Net cash used by investing activities	(9,781)	(27)	(8,100)	(26)

Financing Activities:
Distributions	(17,103)	(48)	(22,843)	(74)
Repurchase and retirement of Units	(308)	(1)	(11)	—

Net cash used by financing activities	(17,411)	(49)	(22,854)	(74)

Net increase (decrease) in cash and equivalents	$8,438	24%	$(1,410)	(5)%

Note:
All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes during the twelve months of 2008 and 2007 represented 100% and 93% of total cash sources, respectively. Changes in working capital other than cash and equivalents decreased cash by $133,000 during 2008 and increased cash by $703,000 during 2007. The primary reason for the decrease during 2008 is due to an increase in accounts receivable at December 31, 2008 resulting primarily from joint venture partner drilling activity and a decrease in accounts payable resulting primarily from a decrease in drilling costs payable. The increase during 2007 was primarily due to an increase in accounts payable at December 31, 2007 resulting primarily from production and related items and joint venture partner prepaid drilling costs.
The Company’s cash flows used by investing activities increased $1.7 million, or 21%, during 2008 as compared with 2007. The primary reason for the increase in cash flows used by investing activities in 2008 was due to an increase in purchase of property and equipment. This increase was partially offset by decreases in the purchase of investments and proceeds on sale of investments. The purchase of property and equipment increased $4.9 million, or 47%, during 2008 as compared with 2007. The purchase of investments decreased $17.5 million during 2008 as compared with 2007. Proceeds on sale of investments decreased $14.2 million during 2008 as compared with 2007.
The Company’s cash flows used by financing activities decreased $5.4 million, or 24%, during 2008 as compared with 2007. The reasons for this decrease were that distributions to Unitholders decreased $5.7 million although payments on the repurchase of Units increased $297,000 during 2008.
The Company’s ending cash and equivalents balance of $14.5 million at December 31, 2008, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2009. The Company has paid a quarterly distribution every quarter since July 1991. The Company intends to distribute $2.8 million ($0.50 per Unit) in April 2009 from existing cash and equivalents.
Capital expenditures for the development of oil and gas properties and the acquisition of undeveloped leasehold acreage have increased during 2008 compared to 2007. The Company drilled or participated in the drilling of an additional 91 drill sites in 2008. The Company’s share of these drill sites amounts to 38.11 net developed properties. The Company’s share of proved gas reserves decreased by 3.8 BCF, or 8%, between December 31, 2007 and December 31, 2008, while proved oil reserves decreased by 53,000 barrels, or 7%, between December 31, 2007 and December 31, 2008. The Company continues to develop primarily natural gas fields, as represented by the discovery of 2.6 BCF of natural gas versus 60,000 barrels of crude oil during 2008. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves decreased by $44.9 million between December 31, 2007 and December 31, 2008. The primary reasons for this decrease were due to sales of crude oil and natural gas and decreases in natural gas and crude oil prices and related downward revisions in quantities of oil and gas reserves between December 31, 2007 and December 31, 2008. Management believes the Company will likely continue to drill or participate in the drilling of 10 to 20 net wells each year for the next few years. This represents a decrease from recent years.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 18,975, 826 and 30,584 Units during 2008, 2007 and 2006 pursuant to the Repurchase Right at a price of $16.25, $12.88 and $22.87 per Unit, respectively. The Repurchase Right to be conducted in 2009 will result in Unitholders being offered a price of $11.07 per Unit. The Company believes existing cash flows will be sufficient to fund the 2009 offering pursuant to the Repurchase Right if fully subscribed.

Results of Operations
The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2008, 2007 and 2006. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,
	2008	2007	2006

Revenues:
Oil and gas sales	99%	98%	98%
Well management and operating	1	2	2

Total Revenues	100	100	100

Expenses:
Production costs	10	11	11
Well management and operating	1	1	—
Depreciation, depletion and amortization	18	15	16
Accretion expense	—	—	1
Write down (impairment) and abandonment of oil and gas properties	9	1	—
General and administrative expense	5	6	6
Other income	(1)	(2)	(2)
Income tax expense	1	1	2

Total Expenses	43	33	34

Net income	57%	67%	66%

Revenues for the year ended December 31, 2008 increased $7.2 million, or 21%, compared to the same period in 2007. This increase was due primarily to increases in crude oil and natural gas sales during 2008 compared with 2007. Revenues for the year ended December 31, 2007 decreased $12,000, or less than 1%, compared to the same period in 2006.
Oil and gas sales increased $7.2 million, or 21%, from 2007 to 2008. This increase was the result of higher production volumes and higher natural gas and crude oil prices. The average price received per MCF of natural gas increased from $9.19 to $9.67 from 2007 to 2008. The average price received per BBL of crude oil increased from $66.06 to $96.80 per barrel from 2007 to 2008. The Company’s gas production increased by 302,000 MCF, or 9%, and oil production increased by 6,000 barrels, or 9%, from 2007 to 2008. Gas sales accounted for 82%, 87% and 87% of total oil and gas sales in 2008, 2007 and 2006, respectively. Oil and gas sales decreased $7,000, or less than 1%, from 2006 to 2007. The decrease in oil and gas sales between 2006 and 2007 was the result of lower production volumes offset by higher actual gas and crude oil prices. The Company’s gas production during 2007 decreased by 272,000 MCF and oil production decreased by 2,000 barrels from 2006 to 2007. The average price received per MCF increased from $8.51 to $9.19 from 2006 to 2007. The average price received per barrel increased from $62.60 to $66.06 from 2006 to 2007.

Production costs increased $304,000, or 8%, and $60,000, or 2% during 2008 and 2007, respectively. The primary reason for these increases was an increase in the number of producing wells and inflationary increases in the costs to operate and manage producing properties.
Depreciation, depletion and amortization increased $2.4 million, or 46%, from 2007 to 2008. The primary reasons for this increase are the result of lower oil and gas reserves as of December 31, 2008 compared to December 31, 2007, and higher 2008 production volumes as compared to 2007. The decrease in oil and gas reserves was primarily the result of lower crude oil and natural gas prices at December 31, 2008, the most recent valuation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2007, the prior valuation date. Another significant factor of the increase in depreciation, depletion and amortization is higher finding costs and drilling costs on a per unit of production basis on wells drilled during 2007 and 2008. Finding costs and drilling costs per recoverable MCF on wells drilled during 2007 and 2008 have been significantly higher due to the substantial competition for lease acreage and drilling rigs, higher contract drilling and tubular costs, and disappointing drilling results in western Pennsylvania. Depreciation, depletion and amortization decreased $337,000, or 6% from 2006 to 2007. The primary reason for this decrease was due to an increase in oil and gas reserves that resulted from higher crude oil and natural gas prices which increased the average economic life of the Company’s wells as of December 31, 2007 compared to December 31, 2006.
Accretion expense remained relatively consistent from 2007 to 2008. Accretion expense decreased $24,000, or 10%, from 2006 to 2007 due to a number of properties having been fully amortized during 2006 because they had no future estimated reserves as of December 31, 2006. These properties have not been retired, although their asset retirement obligation remains fully recognized in current liabilities on the balance sheet.
Well management and operating revenues increased $40,000, or 7%, from 2007 to 2008. Well management and operating costs increased $20,000, or 9%, from 2007 to 2008. Well management and operating revenues and expenses increased during 2008 primarily because operated properties were not shut-in during summer months during 2008 as they were during 2007. The Company decided to produce all operated properties during the summer of 2008 because crude oil and natural gas prices were higher than in previous years. Well management and operating revenues decreased $4,000, or 1%, from 2006 to 2007. Well management and operating costs increased $25,000, or 12%, from 2006 to 2007. The reason for the decrease in well management and operating revenues between 2006 and 2007 was due to various operated properties being shut-in during summer months. Well management and operating costs, on the other hand, increased in 2007 compared to 2006 as a result of higher operating costs.
Write down/impairment and abandonment of oil and gas properties increased $3.7 million from 2007 to 2008 and increased $145,000 from 2006 to 2007. In recent years, the Company had expanded its drilling and development geographically into western Pennsylvania, an area it previously had only minimal activity. The drilling and development in this area was conducted through a joint venture with another oil and gas operator with which the Company had previous experience. During 2007 and 2008, the Company invested more than $15 million in western Pennsylvania through this venture. The results were less than expected and the Company has ceased participation in this venture going forward. The combination of downward revision to reserves, development costs exceeding estimates, declining crude oil and natural gas prices and disappointing results in this venture have caused the Company to record $3.9 million of non-cash impairment write downs during 2008. The increase from 2006 to 2007 was attributable to two dry holes drilled during 2007.

General and administrative expenses decreased $47,000, or 2%, from 2007 to 2008, and increased $5,000, or less than 1%, from 2006 to 2007. General and administrative expenses decreased in 2008 as a result of lower land and lease acquisition expenses due to overhead reimbursements from joint venture partners resulting from increased drilling activities. These joint ventures provided for reimbursement to the Company for administrative services incurred during the preparation, drilling and completion of certain oil and gas properties operated by the Company.
Net other income amounted to $347,000, $704,000 and $691,000 in 2008, 2007 and 2006, respectively. Net other income is primarily interest income and investment earnings on the Company’s cash balances and investments. The lower net other income during 2008 is primarily the result of lower interest rates.
The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.
Net income increased $613,000, or 3%, from 2007 to 2008. Net income increased $363,000, or 2%, from 2006 to 2007. The increase from 2007 to 2008 was primarily the result of an increase in oil and gas sales, although increases in depreciation, depletion and amortization and write down/impairment and abandonment of oil and gas properties reduced the effect of these increased sales. The increase from 2006 to 2007 was primarily the result of a decrease in depreciation, depletion and amortization. Net income represented 57%, 67% and 66% of total revenues during the years ended December 31, 2008, 2007 and 2006, respectively.
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
Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $7.5 million, $5.1 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
The estimated liability is based on historical experience in dismantling, plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to dismantle, plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of dismantlement, plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding dismantlement, plugging and abandonment requirements; and other factors. At December 31, 2008, the Company made revisions in estimates of plugging costs, discount rate and remaining lives of wells.
The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

Revenue Recognition. The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2008 and 2007. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.
The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned property(ies). Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. The Company receives reimbursement of administrative costs associated with preparation, drilling and development of jointly owned oil and gas properties from certain joint venture partners. Accounts receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees. Accounts payable to joint venture partners consist principally of drilling and development advances the Company has received on behalf of joint venture partners. The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.
Inflation and Changes in Prices
While the cost of operations is affected by inflation, oil and gas prices have fluctuated in recent years and generally have not matched inflation. The price of oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 20, 2009, $45.50 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation. Although the Company’s sales are affected by this type of price instability, the impact on the Company is not as dramatic as might be expected since approximately 10% of the Company’s total future cash inflows related to oil and gas reserves as of December 31, 2008 are comprised of oil reserves.
Natural gas prices have also fluctuated more recently. The Company’s average price of gas during 2006 amounted to $8.51 per MCF. The Company’s average price of gas during 2007 increased $0.68 to $9.19 compared to 2006. The Company’s average price of gas during 2008 increased $0.48 to $9.67 compared to 2007. The price of gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2009 at $4.06 per MCF. The Company’s gas is currently sold under short-term contracts where the price is determined using current NYMEX prices. The Company at times will lock-in a monthly price over certain time periods. Excess gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price. The Company’s sales are significantly impacted by pricing instability in the natural gas market. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows decreasing from $188.3 million at December 31, 2005, to $104.7 million at December 31, 2006, increasing to $133.5 million at December 31, 2007, and decreasing to $88.6 million at December 31, 2008.

The Company’s Standardized Measure of Discounted Future Net Cash Flows decreased by $44.9 million from December 31, 2007 to December 31, 2008 and increased by $28.8 million from December 31, 2006 to December 31, 2007. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not a required disclosure for a Smaller Reporting Company.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See attached pages F-1 to F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

EVERFLOW EASTERN PARTNERS, L. P.
2008 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm
To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio
We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Maloney + Novotny LLC
Cleveland, Ohio
March 25, 2009

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and equivalents	$14,451,825	$6,014,105
Investments	—	6,074,433
Accounts receivable:
Production	7,568,917	7,805,148
Employees	1,045,515	607,230
Joint venture partners	353,039	42,771
Other	15,980	11,230

Total current assets	23,435,276	20,554,917

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	167,562,754	151,057,527
Pipeline and support equipment	555,564	527,227
Corporate and other	2,020,829	1,816,106

	170,139,147	153,400,860
Less accumulated depreciation, depletion, amortization and write down	110,210,576	98,909,416

	59,928,571	54,491,444

OTHER ASSETS	77,546	77,546

	$83,441,393	$75,123,907

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,761,683	$2,579,389
Accrued expenses	1,994,696	1,160,354

Total current liabilities	3,756,379	3,739,743

DEFERRED INCOME TAXES	360,000	400,000

ASSET RETIREMENT OBLIGATIONS	3,567,665	1,933,704

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 units
Issued and outstanding - 5,624,293 units and 5,643,268 units, respectively	74,864,217	68,239,103

GENERAL PARTNER’S EQUITY	893,132	811,357

Total partners’ equity	75,757,349	69,050,460

	$83,441,393	$75,123,907

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
REVENUES
Oil and gas sales	$41,469,978	$34,275,635	$34,282,448
Well management and operating	596,339	556,061	559,962
Other	3,198	3,742	5,505

	42,069,515	34,835,438	34,847,915

DIRECT COST OF REVENUES
Production costs	4,124,563	3,820,544	3,760,391
Well management and operating	254,811	234,583	209,289
Depreciation, depletion and amortization	7,515,445	5,136,780	5,473,789
Accretion expense	212,800	212,798	237,147
Write down/impairment and abandonment of oil and gas properties	3,876,903	223,592	78,752

Total direct cost of revenues	15,984,522	9,628,297	9,759,368

GENERAL AND ADMINISTRATIVE EXPENSE	1,958,384	2,005,335	2,000,493

Total cost of revenues	17,942,906	11,633,632	11,759,861

INCOME FROM OPERATIONS	24,126,609	23,201,806	23,088,054

OTHER INCOME
Interest income and investment earnings	343,705	691,129	725,231
Gain (loss) on disposal of property and equipment	3,500	13,145	(34,526)

	347,205	704,274	690,705

INCOME BEFORE INCOME TAXES	24,473,814	23,906,080	23,778,759

INCOME TAX EXPENSE (BENEFIT)
Current	395,946	435,832	201,045
Deferred	(40,000)	(35,000)	435,000

	355,946	400,832	636,045

NET INCOME	$24,117,868	$23,505,248	$23,142,714

Allocation of Partnership Net Income
Limited Partners	$23,834,006	$23,229,076	$22,871,548
General Partner	283,862	276,172	271,166

	$24,117,868	$23,505,248	$23,142,714

Net income per unit	$4.23	$4.12	$4.04

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

PARTNERS’ EQUITY — JANUARY 1	$69,050,460	$68,398,967	$67,418,555

Net income	24,117,868	23,505,248	23,142,714

Cash distributions ($3.00 per unit in 2008, $4.00 per unit in 2007 and $3.75 per unit in 2006)	(17,102,635)	(22,843,116)	(21,462,846)

Repurchase and retirement of Units	(308,344)	(10,639)	(699,456)

PARTNERS’ EQUITY — DECEMBER 31	$75,757,349	$69,050,460	$68,398,967

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,117,868	$23,505,248	$23,142,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,600,061	5,211,169	5,544,428
Accretion expense	212,800	212,798	237,147
Write down/impairment and abandonment of oil and gas properties	3,876,903	223,592	78,752
(Gain) loss on disposal of property and equipment	(3,500)	(13,145)	34,526
Investment earnings	(1,567)	(269,335)	(181,711)
Deferred income taxes	(40,000)	(35,000)	435,000
Changes in assets and liabilities:
Accounts receivable	(74,037)	(8,365)	342,680
Other current assets	(4,750)	20,078	9,092
Other assets	—	5,356	28,499
Accounts payable	(63,268)	559,516	(695,002)
Accrued expenses	9,522	132,040	144,220

Total adjustments	11,512,164	6,038,704	5,977,631

Net cash provided by operating activities	35,630,032	29,543,952	29,120,345

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	249,660	76,507	53,108
Advances disbursed to employees	(687,945)	(526,644)	(89,400)
Purchase of investments	—	(17,512,480)	(15,499,907)
Proceeds from sale of investments	6,076,000	20,288,000	7,101,000
Purchase of property and equipment	(15,422,548)	(10,472,558)	(4,470,584)
Proceeds from sale of property and equipment	3,500	46,900	—

Net cash used by investing activities	(9,781,333)	(8,100,275)	(12,905,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(17,102,635)	(22,843,116)	(21,462,846)
Repurchase and retirement of Units	(308,344)	(10,639)	(699,456)

Net cash used by financing activities	(17,410,979)	(22,853,755)	(22,162,302)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	8,437,720	(1,410,078)	(5,947,740)

CASH AND EQUIVALENTS — JANUARY 1	6,014,105	7,424,183	13,371,923

CASH AND EQUIVALENTS — DECEMBER 31	$14,451,825	$6,014,105	$7,424,183

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$450,422	$382,531	$289,305
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

Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation (“EMC”), two individuals who are Officers and Directors of EEI and employees of Everflow, two individuals who are employees of Everflow, and Sykes Associates, LLC a limited liability company managed by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.
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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 did not require any new fair value measurements but provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Effective January 1, 2008, the Company adopted SFAS No. 157, except for measurements of those nonfinancial assets and liabilities subject to the one-year deferral, which include impairments of intangible assets and other long-lived assets, and initial measurement of asset retirement obligations and partial sales of proved properties.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
D.	Fair Value of Financial Instruments (Continued)

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance and any revisions resulting from a change in the valuation technique or its application is to be accounted for as a change in accounting estimate. Application of FSP 157-3 did not cause the Company to change valuation techniques for assets and liabilities measured under SFAS No. 157 and, therefore, had no effect on the Company’s financial statements.

Adoption of SFAS No. 157 as it relates to financial assets and liabilities did not materially impact the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This Statement permits the option to choose to measure selected financial assets and liabilities at fair value. If the fair value option is elected, reporting of unrealized gains and losses on those assets and liabilities occurs on each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial statements and related disclosures.

E.
Cash and Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains at various financial institutions cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.

F.
Investments — The Company’s investments at December 31, 2007 consisted of commercial paper with original maturity dates greater than three months, which were recorded at their amortized cost. Interest earnings on investments amounted to approximately $1,600, $269,300 and $181,700 during the years ended December 31, 2008, 2007 and 2006, respectively. The Company did not hold any investments at December 31, 2008.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $7,472,399, $5,096,584 and $5,434,719 for the years ended December 31, 2008, 2007 and 2006, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

The Company evaluates its oil and gas properties for impairment annually. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Everflow utilizes a field by field basis for assessing impairment of its oil and gas properties. The Company wrote down oil and gas properties by approximately $3,876,900, $223,600 and $78,800 during 2008, 2007 and 2006, respectively, to provide for impairment on certain of its oil and gas properties.

Additions to proved properties include amounts offset by accounts payable (see Note 2), and asset retirement obligations (see Note 1.H).

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment — 10 to 15 years, other corporate equipment — 3 to 7 years, other corporate property — building and improvements with a cost of $1,407,300 — 39 to 40 years). Depreciation on pipeline and support equipment amounted to $43,046, $40,196 and $39,070 for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $84,616, $74,389 and $70,639 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The estimated liability is based on historical experience in dismantling, plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to dismantle, plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of dismantlement, plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding plugging and abandonment requirements; and other factors. At December 31, 2008, the Company made significant revisions in estimates of plugging costs, discount rate, and remaining lives of wells.

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

The schedule below is a reconciliation of the Company’s liability for the years ended December 31:

	2008	2007

Beginning of Period	$2,313,704	$2,103,707
Liabilities incurred	239,245	50,853
Liabilities settled	(4,820)	(53,654)
Accretion expense	212,800	212,798
Revisions in estimated cash flows	2,006,736	—

End of period	$4,767,665	$2,313,704

At December 31, 2008 and 2007, asset retirement obligations of $4,767,665 and $2,313,704 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of asset retirement obligations was $1,200,000 and $380,000 at December 31, 2008 and 2007, respectively.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
I.
Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at December 31, 2008, 2007 and 2006. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

As of December 31, 2008, the Company’s income tax years from 2005 and thereafter remain subject to examination by the Internal Revenue Service, as well as the Ohio Department of Taxation.

K.
Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the unitholders (the limited partners) and 1% of revenues and costs were allocated to the general partner. The allocation changes as unitholders elect to exercise the repurchase right (see Note 4).

Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,633,781, 5,643,681 and 5,659,386 in 2008, 2007 and 2006, respectively.

L.
New Accounting Standards — In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial statements.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
L.	New Accounting Standards (Continued)

In December 2008 the SEC unanimously approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments, among other things:
•	allows the use of new technologies to determine proved reserves;

•	permits the optional disclosure of probable and possible reserves;

•	modifies the prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a period-end price; and

•
requires that if a third party is primarily responsible for preparing or auditing the reserve estimates, the company make disclosures relating to the independence and qualifications of the third party, including filing as an exhibit any report received from the third party.

The revised rules are effective January 1, 2010. The new requirements do not have an impact on the Company’s 2008 financial statements.
The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.
M.	Reclassifications — Certain prior year amounts have been reclassified to conform with the current year’s presentation.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2. Current Liabilities
The Company’s current liabilities consist of the following at December 31:

	2008	2007

Accounts Payable:
Production and related other	$1,088,504	$737,284
Other	337,117	366,919
Drilling	336,062	1,090,500
Joint venture partners	—	384,686

	$1,761,683	$2,579,389

Accrued Expenses:
Current portion of asset retirement obligations	$1,200,000	$380,000
Payroll and retirement contributions	617,034	610,229
Federal, state and local taxes	177,662	170,125

	$1,994,696	$1,160,354

Note 3. Credit Facilities and Long-Term Debt
The Company had a revolving line of credit that expired in 2003. The Company has had no borrowings since that time. The Company anticipates entering into a commitment for a new line of credit agreement in the event funds are needed for the purpose of funding the annual repurchase right (see Note 4). The new line of credit would be utilized in the event the Company receives tenders pursuant to the repurchase right in excess of cash on hand. The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.
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

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Partners’ Equity (Continued)
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that the unitholder elects to exercise the repurchase right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners’ equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2008 calculation, is estimated to be $11.07 per Unit, net of the distributions ($1.50 per Unit in total) expected to be made in January and April 2009.
Units repurchased pursuant to the repurchase right, for each of the four years in the period ended December 31, 2008, are as follows:

	Per Unit
	Calculated				Units
	Price for	Less			Outstanding
	Repurchase	Interim	Net	# of Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Repurchase

2005	$15.46	$1.00	$14.46	16,196	5,674,678

2006	$24.37	$1.50	$22.87	30,584	5,644,094

2007	$14.88	$2.00	$12.88	826	5,643,268

2008	$17.75	$1.50	$16.25	18,975	5,624,293
There were no instruments outstanding at December 31, 2008, 2007 or 2006 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5. Provision for Income Taxes
A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Provision based on the statutory rate (for taxable income up to $10,000,000)	$8,321,000	34.0	$8,128,000	34.0	$8,085,000	34.0

Tax effect of:
Non-taxable status of the Programs and Everflow	(7,799,000)	(31.9)	(7,656,000)	(32.0)	(7,413,000)	(31.2)
Excess statutory depletion	(129,000)	(0.5)	(110,000)	(0.5)	(99,000)	(0.4)
Graduated tax rates, state income tax, tax credits and other — net	(37,054)	(0.2)	38,832	0.2	63,045	0.3

Total	$355,946	1.4	$400,832	1.7	$636,045	2.7

As referred to in Note 1, EEI accounts for current and deferred income taxes under the provisions of SFAS No. 109. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI’s proved properties. At December 31, 2008 and 2007, these deferred tax items resulted in deferred tax liabilities of $360,000 and $400,000, respectively.
Note 6. Retirement Plan
The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. The Company matches employees’ contributions to the 401(k) Retirement Savings Plan as annually determined by EMC’s Board of Directors. Additionally, the plan has a profit sharing component which provides for contributions to the plan at the discretion of EMC’s Board of Directors. Amounts contributed to the plan vest immediately. The Company’s total matching and profit sharing contributions to the plan amounted to $193,161, $205,069 and $191,001 for the years ended December 31, 2008, 2007 and 2006, respectively.
Note 7. Related Party Transactions
The Company’s Officers, Directors, affiliates and certain employees have frequently participated, and will likely continue to participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. At December 31, 2008 and 2007, these employee receivables amounted to $1,045,515 and $607,230, respectively. The loans accrue interest at prime (3.25% at December 31, 2008) and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

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
Gas sales accounted for 82%, 87% and 87% of total oil and gas sales in 2008, 2007 and 2006, respectively. Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2008, 2007 and 2006, respectively, were as follows:

Customer	2008	2007	2006

Dominion Field Services, Inc. (“Dominion”)	37%	41%	40%
Interstate Gas Supply, Inc. (“IGS”)	18	19	18
Ergon Oil Purchasing, Inc. (“Ergon Oil”)	17	12	12

	72%	72%	70%

The Company’s production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company’s production accounts receivable is due from the Company’s major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management’s review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2008 and 2007. The Company expects that Dominion, IGS and Ergon Oil will again be the only major customers in 2009.
The Company has numerous annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas totaling 3.13 BCF through October 2011 at various monthly weighted-average prices ranging from $7.95 to $9.74 per MCF.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8. Business Segments, Risks and Major Customers (Continued)
The Company also has three annual contracts with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas totaling 1.73 BCF through October 2011 at various monthly weighted-average prices ranging from $8.05 to $9.80 per MCF.
A summary of the Company’s locked-in volumes and prices with Dominion and IGS by year is as follows:

	Dominion		IGS		Total
		Weighted-		Weighted-		Weighted-
Year Ending		Average		Average		Average
December 31:	BCF	Price/MCF	BCF	Price/MCF	BCF	Price/MCF

2009	1.39	$9.49	0.74	$9.49	2.13	$9.49
2010	1.28	9.01	0.66	8.84	1.94	8.95
2011	0.46	8.00	0.33	8.10	0.79	8.04

	3.13	$9.07	1.73	$8.98	4.86	$9.04

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price plus basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by SFAS No. 133 “Accounting For Derivative Instruments and Hedging Activities.” As of December 31, 2008, natural gas purchased by the Company’s Dominion contracts covers production from approximately 500 gross wells, while natural gas purchased by the Company’s IGS contracts covers production from approximately 240 gross wells. Production from the Dominion and IGS contract oil and gas properties comprise approximately 67%, 69% and 65% of the Company’s natural gas sales in 2008, 2007 and 2006, respectively.
Note 9. Commitments and Contingencies
Everflow paid a dividend in January 2009 of $1.00 per Unit. The distribution amounted to approximately $5,691,000.
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

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10. Selected Quarterly Financial Data (Unaudited)
The following is a summary of selected quarterly financial data (unaudited) for the years ended December 31, 2008 and 2007:

	Quarters Ended 2008
	March 31	June 30	September 30	December 31

Revenues	$10,434,868	$11,225,534	$11,504,165	$8,904,948
Income from operations	7,279,151	8,260,552	8,565,973	20,933
Net income	7,296,984	8,240,888	8,519,625	60,371
Net income per unit	1.28	1.44	1.50	0.01

	Quarters Ended 2007
	March 31	June 30	September 30	December 31

Revenues	$9,164,861	$8,456,717	$8,052,070	$9,161,790
Income from operations	6,085,253	5,603,852	5,247,491	6,265,210
Net income	6,132,215	5,679,660	5,380,817	6,312,556
Net income per unit	1.07	0.99	0.94	1.12
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
CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2008	2007	2006

Proved oil and gas properties	$167,562,754	$151,057,527	$140,443,938
Pipeline and support equipment	555,564	527,227	528,193

	168,118,318	151,584,754	140,972,131
Accumulated depreciation, depletion, amortization and write down	109,612,312	98,399,963	94,064,163

Net capitalized costs	$58,506,006	$53,184,791	$46,907,968

	Years ended December 31,
	2008	2007	2006

Property acquisition costs	$689,549	$588,641	$173,704
Development costs	13,605,540	10,506,406	4,101,986
In 2008, 2007 and 2006, development costs did not include the purchase of any producing oil and gas properties.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2008	2007	2006

Oil and gas sales	$41,469,978	$34,275,635	$34,282,448
Production costs	(4,124,563)	(3,820,544)	(3,760,391)
Depreciation, depletion and amortization	(7,515,445)	(5,136,780)	(5,473,789)
Accretion expense	(212,800)	(212,798)	(237,147)
Abandonment of oil and gas properties	(3,876,903)	(223,592)	(78,752)

	25,740,267	24,881,921	24,732,369

Income tax expense	400,000	500,000	500,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$25,340,267	$24,381,921	$24,232,369

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company’s consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCFS)

Balance, January 1, 2006	803,000	51,043,000
Extensions, discoveries and other additions	1,000	808,000
Production	(72,000)	(3,500,000)
Revision of previous estimates	(14,000)	(5,345,000)

Balance, December 31, 2006	718,000	43,006,000
Extensions, discoveries and other additions	28,000	2,672,000
Production	(70,000)	(3,228,000)
Revision of previous estimates	70,000	2,460,000

Balance, December 31, 2007	746,000	44,910,000
Extensions, discoveries and other additions	60,000	2,553,000
Production	(76,000)	(3,530,000)
Revision of previous estimates	(37,000)	(2,801,000)

Balance, December 31, 2008	693,000	41,132,000

PROVED DEVELOPED RESERVES:
December 31, 2005	803,000	51,043,000
December 31, 2006	718,000	43,006,000
December 31, 2007	746,000	44,910,000
December 31, 2008	693,000	41,132,000
The Company has not determined proved reserves associated with its proved undeveloped acreage. At December 31, 2008 and 2007, the Company had 846 and 803 net proved undeveloped acres, respectively. The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to $382,150 and $318,671 at December 31, 2008 and 2007, respectively.

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2008	2007	2006
	(Thousands of Dollars)

Future cash inflows from sales of oil and gas	$282,923	$396,218	$313,397
Future production and development costs	(107,649)	(124,727)	(107,322)
Future asset retirement obligations, net of salvage	(11,610)	(10,037)	(9,220)
Future income tax expense	(3,369)	(5,655)	(4,294)

Future net cash flows	160,295	255,799	192,561
Effect of discounting future net cash flows at 10% per annum	71,681	122,307	87,846

Standardized measure of discounted future net cash flows	$88,614	$133,492	$104,715

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Thousands of Dollars)

Balance, beginning of year	$133,492	$104,715	$188,263
Extensions, discoveries and other additions	7,169	9,977	1,947
Development costs incurred	838	89	412
Revision of quantity estimates	(5,257)	8,865	(11,822)
Sales of oil and gas, net of production costs	(37,345)	(30,455)	(30,522)
Net change in income taxes	1,069	(620)	1,836
Net changes in prices and production costs	(32,977)	23,595	(75,149)
Accretion of discount	13,349	10,472	18,826
Other	8,276	6,854	10,924

Balance, end of year	$88,614	$133,492	$104,715

EVERFLOW EASTERN PARTNERS, L. P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)
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

ITEM 9A.(T) CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and identification of the material weaknesses in internal control over financial reporting described below, management concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2008 and management further expects that our disclosure controls and procedures may not be effective for the year ending December 31, 2009.
Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures, where necessary, so that our financial statements and selected financial data as of and for the years ended December 31, 2008, 2007 and 2006 are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These procedures include evaluating the accounting documentation and reassessing original judgments we made about accounting treatments, reviewing our existing contracts to determine proper financial reporting, re-performance of accounting accruals for both revenues and expenses, performing additional closing procedures, including detailed review of journal entries, account reconciliations and analysis of balance sheet and income statement accounts.
Management’s Report on Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Due to limitations on any control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degrees of compliance with our established policies and procedures. We intend to continue to evaluate and improve our internal controls over financial reporting as necessary and appropriate for our business, but we cannot provide assurance that such improvements will be sufficient to provide effective internal control over financial reporting.

Management was responsible for assessing the effectiveness of our internal controls over financial reporting (the “assessment”) beginning with the year ending December 31, 2006 and annually thereafter as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management’s assessment efforts undertaken during the 2008 fiscal year were conducted using the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Management utilized internal resources to assist in the various aspects of its assessment and compliance efforts. Based on the material weaknesses identified below, management concluded that our internal control over financial reporting was not effective as of December 31, 2008. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process and report external financial data reliably in accordance with GAAP. While our control deficiencies have not resulted in any material misstatements of account balances or disclosures that we are aware of, they could result in misstatements or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
In connection with management’s assessment of our internal control over financial reporting, we identified three material weaknesses in our internal control over financial reporting as of December 31, 2008:
1)
We did not maintain sufficient, formalized written policies and procedures governing the financial reporting process. Effective controls were not designed and in place to provide reasonable assurance that accounts were complete and accurate and agreed to the detailed supporting documentation.

2)
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

3)
We did not maintain sufficient, formalized policies governing the testing and monitoring of key internal controls. As a result, tests of certain key internal controls may not have been performed while other tests that were performed may not have been adequately documented.

Because of the three material weaknesses described above, management has concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2008, based on the Internal Control — Integrated Framework issued by COSO.

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
Changes in Internal Control Over Financial Reporting
As of December 31, 2007, the Company disclosed material weaknesses in internal control over financial reporting. These material weaknesses were also disclosed in the first three quarters of 2008, along with the remediation efforts management had undertaken. Changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include the modification of existing internal controls and the development and implementation of additional internal controls related to two material weaknesses disclosed in 2007 and the first three quarters of 2008. More specifically:
•
parameters were established and formalized to maintain an effective control environment; specifically, policies were created to address integrity and ethical values, board of directors, management’s philosophy and operating style, organizational structure, financial reporting competencies, authority and responsibility, and human resources; and

•
policies and procedures were formalized and implemented to control security access by personnel to information technology programs and systems, as well as to provide for an independent review of such access.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting
It is management’s goal to remediate as many material weaknesses as feasible during 2009, but we expect that we may need to continue our remediation efforts into 2010 once documentation and testing have been completed. Ongoing changes to our internal control over financial reporting have been instituted since the beginning of our assessment as follows:
•	management has communicated its endorsement and reinforced its commitment to maintaining sound and effective internal controls over financial reporting;

•	parameters for an effective control environment have been established and formalized so sufficient, documented and formalized finance and accounting policies can be established;

•
policies and procedures have been formalized and implemented to control security access by personnel to information technology programs and systems, as well as to provide for an independent review of such access;

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

•
existing control policies and procedures over identified key accounting areas, such as property and equipment, have been reviewed, and further design and formal documentation of these and additional policies and procedures are being prepared; and

•
additional personnel resources have been identified to address the shortfalls in staffing to assist us with accounting, finance and information technology responsibilities. In September 2007, an Internal Audit Manager was hired to provide oversight of the assessment and assist with implementation of the remediation of our material weaknesses in internal controls over financial reporting and the ineffectiveness of our disclosure controls and procedures. In November 2008, a Staff Accountant was hired to further assist with various accounting and internal controls compliance responsibilities.

Efforts to continue to document, test and remediate our internal control over financial reporting are continuing and are expected to continue throughout the 2009 fiscal year and beyond. Our continuing remediation efforts noted above are subject to our internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting our objectives.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 20, 2009 are EMC, Thomas L. Korner and William A. Siskovic, both of whom are employees of the Company and directors and officers of EEI, Richard M. Jones and Brian A. Staebler, employees of the Company, and Sykes Associates LLC, a New York limited liability company co-managed by Robert F. Sykes, Chairman of the Board of EEI.
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
Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 20, 2009 are as follows:

		Positions and	Positions and
Name	Age	Offices with EEI	Offices with EMC

Robert F. Sykes	85	Chairman of the Board	Chairman of the Board and Director

Peter H. Sykes	52	None	Director

Thomas L. Korner	55	President, Principal Executive Officer and Director	President, Principal Executive Officer and Director

William A. Siskovic	53	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and Director	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and Director

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
As a result of the foregoing organizational structure, the Company does not have a nominating committee or a compensation committee. The Directors of EMC function as the Company’s audit committee. None of the members of EMC’s board are “independent.” The Company believes that its status as a limited partnership, the limited voting rights possessed by holders of limited partnership units, and the existence of contractual arrangements governing the selection of EMC’s directors and officers makes it appropriate for the Company not to maintain nominating or compensation committees. Each director of EMC participates in determining the compensation of the executive officers of the Company.
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
Peter H. Sykes has been a Director of EMC since November 2008. Mr. Sykes is President and founder of Sykes Wealth Strategies Inc., which provides financial advice to individuals, endowments, partnerships and corporations, since 2005. Mr. Sykes has also served as an account vice president with UBS Financial and Paine Webber from 1984 until 2005.
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

REPORT OF THE AUDIT COMMITTEE
The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors of Everflow Management Corporation, the managing general partner of Everflow Management Limited, LLC, the general partner of the Company. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The independent registered public accountants are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States.
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
Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.
Respectfully submitted by the members of the Audit Committee:

Robert F. Sykes (Chairman)
Peter H. Sykes
Thomas L. Korner
William A. Siskovic

Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Code of Ethics referenced in Exhibit 14.1 filed with the appropriate exhibit to the Registrant’s Form 10-K for the year ended December 31, 2008.
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
Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements for 2008, except for Form 4’s filed by each of Messrs. Korner and Siskovic on March 25, 2009, to correct a discrepancy in the previously reported beneficial ownership of Units by Messrs. Korner and Siskovic.

ITEM 11. EXECUTIVE COMPENSATION
As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.
Overview of 2008 Executive Compensation Components
Components of executive compensation in fiscal 2008 for the executive officers of EMC and EEI include the following:
•	base salary
•	annual cash bonuses
•	retirement and other benefits
Base Salary
The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2008 are shown in the Summary Compensation Table below.
Annual Cash Bonuses
The annual bonus of the executive officers is intended to supplement the fixed compensation provided in the base salary to recognize an individual’s performance in a fiscal year. Payment with respect to any cash bonus is contingent upon the satisfaction of objective and subjective performance criteria. The annual cash bonus is determined at the end of each fiscal year. The amount is awarded in the first fiscal quarter following the end of each fiscal year.
Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2008, the board of directors set a range of these bonuses between 70% and 120% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2008, the financial performance objectives that were used for determining financial performance-based cash awards were profitability and overall company growth. In 2008, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.
The 2009 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 75% and 125% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The board of directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

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
The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2008, 2007 and 2006, of those persons who were, at December 31, 2008: (i) the principal executive officer of EMC and EEI; and (ii) the principal financial officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”
SUMMARY COMPENSATION TABLE

	Annual Compensation
				All Other
Name and				Compen-
Principal Position	Year	Salary	Bonus	sation (1)		Total

Thomas L. Korner	2008	$113,000	$120,000	$42,812	(2)	$275,812
President and Principal	2007	100,800	112,700	38,456	(2)	251,956
Executive Officer

William A. Siskovic	2008	$113,000	$120,000	$40,541	(3)	$273,541
Vice President and	2007	100,800	112,700	37,579	(3)	251,079
Principal Financial and Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2008 or 2007 in excess of $10,000.

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

(2)
During fiscal years ended December 31, 2008 and 2007, includes $23,220 and $21,306, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $13,800 and $12,822, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $4,402 and $3,438, respectively, considered taxable wages with respect to personal use of a Company vehicle and $1,390 and $690, respectively, considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

(3)
During fiscal years ended December 31, 2008 and 2007, includes $23,220 and $21,306, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $13,800 and $12,822, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $2,831 and $2,561, respectively, considered taxable wages with respect to personal use of a Company vehicle and $690 each year considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

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
Outstanding Equity Awards
None of the executive officers were granted or otherwise received any options, stock or equity incentive plan awards during fiscal year 2008, 2007 or 2006, and there were no outstanding unexercised options as of December 31, 2008, 2007 or 2006.
Director Compensation
Thomas L. Korner, William A. Siskovic, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during fiscal year 2008, 2007 or 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The General Partner is a limited liability company of which EMC, an Ohio corporation is the Managing Member. The members of the General Partner are Thomas L. Korner and William A. Siskovic, both of whom are employees of the Company and directors and officers of EEI, Richard M. Jones and Brian A. Staebler, employees of the Company, and Sykes Associates, LLC, a New York limited liability company co-managed by Robert F. Sykes, Chairman of the Board of EEI and EMC. The General Partner of the Company, owns a 1.18% interest in the Company. The members and their affiliates currently hold (in addition to the General Partner’s interest in the Company) 1,266,770 Units, representing approximately 22.52% of the outstanding Units.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2009 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner, and (ii) the ownership of EMC.
BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
	Units in	of Units in	Management	Interest in
Name of Holder	Company	Company(1)	Limited, LLC(2)	EMC

Robert F. Sykes(3) (officer and director of EMC)	1,056,464	18.78	50.0000	50.0000
Thomas L. Korner (officer and director of EMC)	138,575	2.46	16.6667	16.6667
William A. Siskovic (officer and director of EMC)	71,731	1.28	16.6667	16.6667
Richard M. Jones	—	—	8.3333	8.3333
Brian A. Staebler	—	—	8.3333	8.3333

	1,266,770	22.52	100.0000	100.0000

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

(3)
Includes 732,855 Units held by Sykes Associates, LLC, a New York limited liability company owned by the four adult children of Mr. Sykes as members, 79,639 Units held by the Robert F. Sykes Living Trust, 78,995 held in the Catherine H. Sykes Living Trust, 54,991 Units of the Company held by CSM Associates, 41,244 Units of the company held by DFS Associates, 41,244 Units of the company held by PHS Associates, and 27,496 Units of the Company held by WCS Associates. CSM Associates, DFS Associates, PHS Associates and WCS Associates are New York limited partnerships owned by the families of the four adult children of Robert F. Sykes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In the past, certain officers, directors and Unitholders who beneficially own more than 10% of the Company have invested in oil and gas programs sponsored by EEI on the same terms as other unrelated investors in such programs. In the past, certain officers, directors and/or more than 10% Unitholders of the Company have frequently participated and will likely participate in the future as working interest owners in wells in which the Company has an interest. The Company anticipates that any such participation by individual members of the Company’s management would enable such individuals to participate in the drilling and development of undeveloped drillsites on an equal basis with the Company or the particular drilling program acquiring such drillsites, which participation would be on a uniform basis with respect to all drilling conducted during a specified time frame, as opposed to selective participation. Frequently, such participation has been on more favorable terms than the terms which were available to other unrelated investors in such programs. Prior to the Sarbanes-Oxley Act of 2002, EEI loaned the officers of the Company the funds necessary to participate in the drilling and development of such wells. The Company ceased making these loans in compliance with the Sarbanes-Oxley Act of 2002.

Certain officers and directors of EMC own oil and gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. Thomas L. Korner and William A. Siskovic each had investments in oil and gas properties during 2008 and 2007 in the amount of $212,822 and $228,526, respectively.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Maloney + Novotny LLC (“Maloney + Novotny,” formerly known as Hausser + Taylor LLC) served as the Company’s independent auditor for the years ended December 31, 2008 and 2007. The following is a summary of the fees billed to the Company by Maloney + Novotny, which served as the Company’s auditors, for professional services rendered during the years ended December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007

Audit fees	$135,115	$146,906
Audit related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-

Total	$135,115	$146,906

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.
We have a policy to assure the independence of our registered public accounting firm. Prior to each fiscal year, the Audit Committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related services were pre-approved for 2008 by the Audit Committee.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

Page(s)

Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets	F-4 – F-5
Statements of Income	F-6
Statements of Partners’ Equity	F-7
Statements of Cash Flows	F-8
Notes to Financial Statements	F-9 – F-26
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

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Robert F. Sykes Robert F. Sykes	Director	March 27, 2009

By:	/s/ Peter H. Sykes Peter H. Sykes	Director	March 27, 2009

By:	/s/ Thomas L. Korner Thomas L. Korner	President and Director (principal executive officer)	March 27, 2009

By:	/s/ William A. Siskovic William A. Siskovic	Vice President, Secretary-Treasurer and Director (principal financial and accounting officer)	March 27, 2009

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Form of Agreement of Limited Partnership of the Registrant	(1)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Shareholders Agreement for Everflow Management Corporation	(1)

10.1	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(2)

10.2	Articles of Organization of Everflow Management Limited, LLC	(4)

10.3	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2008

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(3)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

E-1