Form 10-Q
period 2009-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2009-05-15
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: 330-533-2692
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 5,624,293 Units of limited partnership interest of the registrant as of May 5, 2009. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of March 31, 2009.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$14,544,646	$14,451,825
Accounts receivable:
Production	5,644,592	7,568,917
Employees	1,006,863	1,045,515
Joint venture partners	85,977	353,039
Other	11,980	15,980

Total current assets	21,294,058	23,435,276

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	168,370,889	167,562,754
Pipeline and support equipment	555,564	555,564
Corporate and other	2,020,829	2,020,829

	170,947,282	170,139,147

Less accumulated depreciation, depletion, amortization and write down	112,156,393	110,210,576

	58,790,889	59,928,571

OTHER ASSETS	77,546	77,546

	$80,162,493	$83,441,393

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,679,746	$1,761,683
Accrued expenses	1,475,700	1,994,696

Total current liabilities	3,155,446	3,756,379

DEFERRED INCOME TAXES	350,000	360,000

ASSET RETIREMENT OBLIGATIONS	3,662,565	3,567,665

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 Units
Issued and outstanding — 5,624,293	72,133,922	74,864,217

GENERAL PARTNER’S EQUITY	860,560	893,132

Total partners’ equity	72,994,482	75,757,349

	$80,162,493	$83,441,393

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
REVENUES
Oil and gas sales	$6,904,100	$10,286,957
Well management and operating	146,587	147,713
Other	1,186	198

	7,051,873	10,434,868

DIRECT COST OF REVENUES
Production costs	1,343,292	1,127,855
Well management and operating	60,159	55,990
Depreciation, depletion and amortization	1,924,694	1,376,328
Accretion expense	89,900	54,200

Total direct cost of revenues	3,418,045	2,614,373

GENERAL AND ADMINISTRATIVE EXPENSE	639,861	541,344

Total cost of revenues	4,057,906	3,155,717

INCOME FROM OPERATIONS	2,993,967	7,279,151

INTEREST INCOME	24,557	117,833

INCOME BEFORE INCOME TAXES	3,018,524	7,396,984

INCOME TAX EXPENSE (BENEFIT)
Current	100,000	100,000
Deferred	(10,000)	—

	90,000	100,000

NET INCOME	$2,928,524	$7,296,984

Allocation of Partnership Net Income
Limited Partners	$2,893,999	$7,211,243
General Partner	34,525	85,741

	$2,928,524	$7,296,984

Net income per unit	$0.51	$1.28

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

PARTNERS’ EQUITY — JANUARY 1	$75,757,349	$69,050,460

Net income	2,928,524	7,296,984

Cash distributions ($1.00 per unit in 2009 and $.75 per unit in 2008)	(5,691,391)	(4,282,775)

PARTNERS’ EQUITY — MARCH 31	$72,994,482	$72,064,669

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,928,524	$7,296,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,946,306	1,397,940
Accretion expense	89,900	54,200
Investment earnings	—	(1,567)
Deferred income taxes	(10,000)	—
Changes in assets and liabilities:
Accounts receivable	2,191,387	(31,644)
Other current assets	4,000	(7,461)
Accounts payable	131,695	1,687
Accrued expenses	(518,996)	(502,075)

Total adjustments	3,834,292	911,080

Net cash provided by operating activities	6,762,816	8,208,064

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	94,244	44,552
Advances disbursed to employees	(55,592)	(91,923)
Proceeds on sale of investments	—	6,076,000
Purchase of property and equipment	(1,017,256)	(2,028,550)

Net cash (used) provided by investing activities	(978,604)	4,000,079

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(5,691,391)	(4,282,775)

Net cash used by financing activities	(5,691,391)	(4,282,775)

NET INCREASE IN CASH AND EQUIVALENTS	92,821	7,925,368

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,451,825	6,014,105

CASH AND EQUIVALENTS AT END OF PERIOD	$14,544,646	$13,939,473

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$110,703	$121,588
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

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.
The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.
B.
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its asset retirement obligations.

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

E.
Asset Retirement Obligations — The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
E.	Asset Retirement Obligations (Continued)
The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2009 and 2008:

	Asset Retirement Obligations
	Three Months Ended March 31,
	2009	2008

Beginning of period	$4,767,665	$2,313,704
Liabilities incurred	5,000	12,500
Accretion expense	89,900	54,200

End of period	$4,862,565	$2,380,404

At March 31, 2009 and December 31, 2008, asset retirement obligations of $4,862,565 and $4,767,665 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $1,200,000 at March 31, 2009 and December 31, 2008.
F.
Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company’s net revenue interest in production taken for delivery. The Company had no material gas imbalances at March 31, 2009 and December 31, 2008. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,624,293 and 5,643,268 for the three months ended March 31, 2009 and 2008, respectively.
H.
Income Taxes — The Company follows Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
H.	Income taxes (Continued)
EEI is the only tax paying entity and represents less than 10% of the Company’s total taxable income. Interest, if any, under FIN 48 is classified in the financial statements as a component of interest expense and statutory penalties, if any, are classified as a component of general and administrative expense. There was no interest or statutory penalties to recognize during the three months ended March 31, 2009 or 2008.
As of March 31, 2009, the Company’s income tax years from 2005 and thereafter remain subject to examination by the Internal Revenue Service, as well as the Ohio Department of Taxation.
I.
Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption did not have a material impact on the Company’s financial statements. Reference the Company’s annual report on Form 10-K for the year ended December 31, 2008 for further information regarding the adoption of this standard.

J.
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

In December 2008, the SEC unanimously approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments, among other things:
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

The Company intends to begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company is currently in the process of evaluating the new requirements.
In April 2009, the FASB issued two new FASB Staff Positions (“FSP“s), both of which impact the accounting and disclosure related to certain financial instruments. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. Both FSPs are required to be adopted for interim periods ending after June 15, 2009. Adoption of these staff positions is not expected to have a material impact on the Company’s financial statements.
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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 2. Current Liabilities
The Company’s current liabilities consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Accounts Payable:
Production and related other	$1,143,005	$1,088,504
Other	414,311	337,117
Drilling	122,430	336,062

	$1,679,746	$1,761,683

Accrued Expenses:
Current portion of asset retirement obligations	$1,200,000	$1,200,000
Federal, state and local taxes	150,567	177,662
Payroll and retirement plan contributions	125,133	617,034

	$1,475,700	$1,994,696

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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2008 calculation, is $11.07 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2009.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 4. Partners Equity (Continued)
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
There were no instruments outstanding at March 31, 2009 or March 31, 2008 that would potentially dilute net income per Unit.
Note 5. Gas Purchase Agreements
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.59 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $9.49 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the three months ended March 31, 2009.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
Note 6. Commitments and Contingencies
Everflow paid a quarterly dividend in April 2009 of $0.50 per Unit to Unitholders of record on March 31, 2009. The distribution amounted to approximately $2,846,000.
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
Note 7. Related Party Transactions
The Company’s Officers, Directors, affiliates and certain employees have frequently participated, and will likely continue to participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. At March 31, 2009 and December 31, 2008, these employee receivables amounted to $1,006,863 and $1,045,515, respectively. The loans accrue interest at prime (3.25% at March 31, 2009) and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table summarizes the Company’s financial position at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$18,139	24%	$19,679	25%
Property and equipment (net)	58,791	76	59,928	75
Other	78	—	78	—

Total	$77,008	100%	$79,685	100%

Deferred income taxes	$350	—%	$360	—%
Long-term liabilities	3,663	5	3,568	5
Partners’ equity	72,995	95	75,757	95

Total	$77,008	100%	$79,685	100%

Working capital of $18.1 million as of March 31, 2009 represented a decrease of $1.5 million from December 31, 2008, due primarily to a decrease in accounts receivable from production, offset somewhat by a decrease in accrued expenses. The decrease in accounts receivable from production was primarily attributed to decreases in natural gas and crude oil prices, as well as a decrease in production volumes. The decrease in accrued expenses was primarily the result of less payroll and retirement plan contributions accrued.
The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company had no borrowings in 2008 or 2009 and no principal indebtedness was outstanding as of May 5, 2009. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to approximately $2.9 million in April 2009.
The Company’s cash flow from operations before the change in working capital was $5.0 million, a decrease of $3.8 million, or 43%, during the three months ended March 31, 2009, as compared to the same period in 2008. Changes in working capital from operations other than cash and cash equivalents increased cash by $1.8 million during the three months ended March 31, 2009, due primarily to decreases in accounts receivable from production and joint venture partners, offset by a decrease in accrued expenses.

Cash flows provided by operating activities was $6.8 million for the three months ended March 31, 2009. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution.
Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual repurchase rights and the payment of quarterly distributions.
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.59 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $9.49 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the three months ended March 31, 2009.

Results of Operations
The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2009 and 2008. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2009	2008

Revenues:
Oil and gas sales	98%	99%
Well management and operating	2	1

Total Revenues	100%	100%

Expenses:
Production costs	19%	11%
Well management and operating	1	1
Depreciation, depletion and amortization	27	13
Accretion expense	1	—
General and administrative	9	5
Interest	—	(1)
Income taxes	1	1

Total Expenses	58%	30%

Net income	42%	70%

Revenues for the three months ended March 31, 2009 decreased $3.4 million, or 33%, compared to the same period in 2008. This decrease was primarily due to a decrease in oil and gas sales during the first three months of 2009, as compared to the same period in 2008.
Oil and gas sales decreased $3.4 million, or 33%, during the three months ended March 31, 2009 compared to the same period in 2008. Lower natural gas and crude oil prices, as well as lower volumes produced, during the first quarter of 2009 were primarily responsible for this decrease compared to the same period in 2008.
Production costs increased $215,000, or 19%, during the three months ended March 31, 2009 compared to the same period in 2008. This increase was primarily due to increases in the costs to operate and manage the Company’s producing oil and gas properties and an increase in the number of producing oil and gas properties.
Depreciation, depletion and amortization increased $548,000, or 40%, during the three months ended March 31, 2009 compared to the same period in 2008. The primary reason for this increase is the result of lower oil and gas reserves. The decrease in oil and gas reserves was primarily the result of lower crude oil and natural gas prices at December 31, 2008, the most recent valuation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2007, the prior valuation date. Another significant factor of the increase in depreciation, depletion and amortization is higher finding costs and drilling costs on a per unit of production basis on wells drilled during 2007 and 2008. Finding costs and drilling costs per recoverable MCF on wells drilled during 2007 and 2008 had been significantly higher due to the substantial competition for lease acreage and drilling rigs, higher contract drilling and tubular costs, and disappointing drilling results in western Pennsylvania.

Accretion expense increased $36,000, or 66%, during the three months ended March 31, 2009 compared to the same period in 2008. This increase was primarily due to recognition of additional liabilities at December 31, 2008 resulting from a revision in estimates of plugging costs, discount rate, and remaining lives of wells.
General and administrative expenses increased $99,000, or 18%, during the three months ended March 31, 2009 compared to the same period in 2008. The primary reason for this increase is due to higher overhead expenses associated with ongoing administration.
Interest income decreased $93,000, or 79%, during the three months ended March 31, 2009 compared to the same period in 2008. This decrease is primarily the result of a decrease in interest rates available on cash and equivalent balances and investments.
The Company reported net income of $2.9 million, a decrease of $4.4 million, or 59%, during the three months ended March 31, 2009 compared to the same period in 2008. The decrease in oil and gas sales was primarily responsible for this decrease in net income. Net income represented 42% and 70% of total revenue during the three months ended March 31, 2009 and 2008, respectively.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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
Item 4T. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2009 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2008, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A.(T) Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2008, which was filed on March 27, 2009, and which is incorporated by reference into this Item 4T. for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.
The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4T., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2008, for a more complete understanding of the matters covered by such certifications.
(b) Changes in internal control over financial reporting. As of December 31, 2008, the Company disclosed material weaknesses in internal control over financial reporting, along with the remediation efforts management had undertaken. Changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include the modification of existing internal controls and the development and implementation of additional internal controls related to the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2008. More specifically, comprehensive formal policies and procedures regarding property and equipment were created and are now being maintained. As a result, procedures are now in place to adequately identify asset retirements and to properly assess their values and adjust for them based on their status in the proper accounting period. Procedures are also in place to properly assess and adjust for depletion, depreciation and amortization in the proper accounting period.

We are continuing to develop and implement remediation plans with respect to the identified material weaknesses. Development of formalized finance and accounting policies and formalized written policies and procedures governing the financial reporting process and the testing and monitoring of key internal controls are continuing. The development of these policies and procedures are key to the remediation of our material weaknesses regarding the maintenance of sufficient, formalized written policies and procedures governing the financial reporting process, as well as the maintenance of sufficient, formalized policies governing the testing and monitoring of key internal controls as disclosed in Item 9A.(T) Controls and Procedures of our annual report on our Form 10-K for the year ended December 31, 2008.
As noted in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008, failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material effect on our business and our failure to maintain sustained improvements in our controls or successfully implement compensating controls and procedures as part of our disclosure controls and procedures may further adversely impact our existing internal control structure.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

May 15, 2009	By:	/s/ William A. Siskovic
William A. Siskovic
Vice President and Principal Financial and Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002