Form 10-Q
period 2009-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2009-08-13
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 5,621,851 Units of limited partnership interest of the registrant as of August 5, 2009. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of June 30, 2009.

EVERFLOW EASTERN PARTNERS, L.P.

2

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$16,861,707	$14,451,825
Accounts receivable:
Production	4,730,951	7,568,917
Employees	967,680	1,045,515
Joint venture partners	93,335	353,039
Other	11,980	15,980

Total current assets	22,665,653	23,435,276

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	168,806,523	167,562,754
Pipeline and support equipment	555,564	555,564
Corporate and other	2,028,054	2,020,829

	171,390,141	170,139,147

Less accumulated depreciation, depletion, amortization and write down	114,182,311	110,210,576

	57,207,830	59,928,571

OTHER ASSETS	77,546	77,546

	$79,951,029	$83,441,393

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,562,826	$1,761,683
Accrued expenses	1,607,373	1,994,696

Total current liabilities	3,170,199	3,756,379

DEFERRED INCOME TAXES	340,000	360,000

ASSET RETIREMENT OBLIGATIONS	3,754,465	3,567,665

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 Units
Issued and outstanding — 5,621,851 and 5,624,293 Units, respectively	71,829,119	74,864,217

GENERAL PARTNER’S EQUITY	857,246	893,132

Total partners’ equity	72,686,365	75,757,349

	$79,951,029	$83,441,393

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Oil and gas sales	$6,107,126	$11,075,498	$13,011,226	$21,362,455
Well management and operating	138,807	148,747	285,394	296,460
Other	151	1,289	1,337	1,487

	6,246,084	11,225,534	13,297,957	21,660,402

DIRECT COST OF REVENUES
Production costs	928,325	981,315	2,271,617	2,109,170
Well management and operating	61,423	65,872	121,582	121,862
Depreciation, depletion and amortization	2,004,093	1,390,622	3,928,787	2,766,950
Accretion expense	91,900	56,800	181,800	111,000

Total direct cost of revenues	3,085,741	2,494,609	6,503,786	5,108,982

GENERAL AND ADMINISTRATIVE EXPENSE	523,730	470,373	1,163,591	1,011,717

Total cost of revenues	3,609,471	2,964,982	7,667,377	6,120,699

INCOME FROM OPERATIONS	2,636,613	8,260,552	5,630,580	15,539,703

OTHER INCOME
Interest income	17,999	76,836	42,556	194,669
Gain on sale of property and equipment	—	3,500	—	3,500

	17,999	80,336	42,556	198,169

INCOME BEFORE INCOME TAXES	2,654,612	8,340,888	5,673,136	15,737,872

INCOME TAX EXPENSE (BENEFIT)
Current	100,000	100,000	200,000	200,000
Deferred	(10,000)	—	(20,000)	—

	90,000	100,000	180,000	200,000

NET INCOME	$2,564,612	$8,240,888	$5,493,136	$15,537,872

Allocation of Partnership Net Income
Limited Partners	$2,534,376	$8,144,056	$5,428,375	$15,355,299
General Partner	30,236	96,832	64,761	182,573

	$2,564,612	$8,240,888	$5,493,136	$15,537,872

Net income per unit	$0.45	$1.44	$0.96	$2.72

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008

PARTNERS’ EQUITY — JANUARY 1	$75,757,349	$69,050,460

Net income	5,493,136	15,537,872

Cash distributions ($1.50 per unit in 2009 and 2008)	(8,537,087)	(8,565,549)

Repurchase Right — Units tendered	(27,033)	(308,344)

PARTNERS’ EQUITY — JUNE 30	$72,686,365	$75,714,439

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,493,136	$15,537,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,971,735	2,809,945
Accretion expense	181,800	111,000
Gain on sale of property and equipment	—	(3,500)
Investment earnings	—	(1,567)
Deferred income taxes	(20,000)	—
Changes in assets and liabilities:
Accounts receivable	3,097,670	(1,184,814)
Other current assets	4,000	(10,236)
Accounts payable	59,795	9,756
Accrued expenses	(387,323)	(354,538)

Total adjustments	6,907,677	1,376,046

Net cash provided by operating activities	12,400,813	16,913,918

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	121,735	101,182
Advances disbursed to employees	(43,900)	(300,835)
Proceeds on sale of investments	—	6,076,000
Purchase of property and equipment	(1,531,679)	(6,440,610)
Proceeds on disposal of property and equipment	—	3,500

Net cash used by investing activities	(1,453,844)	(560,763)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(8,537,087)	(8,565,549)

Net cash used by financing activities	(8,537,087)	(8,565,549)

NET INCREASE IN CASH AND EQUIVALENTS	2,409,882	7,787,606

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,451,825	6,014,105

CASH AND EQUIVALENTS AT END OF PERIOD	$16,861,707	$13,801,711

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$210,928	$223,194
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
The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2009 and 2008:

	Asset Retirement Obligations
	Six Months Ended June 30,
	2009	2008

Beginning of period	$4,767,665	$2,313,704
Liabilities incurred	5,000	25,800
Liabilities settled	—	—
Accretion expense	181,800	111,000
Revisions in estimated cash flows	—	—

End of period	$4,954,465	$2,450,504

At June 30, 2009 and December 31, 2008, asset retirement obligations of $4,954,465 and $4,767,665 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $1,200,000 at June 30, 2009 and December 31, 2008.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	Organization and Summary of Significant Accounting Policies (Continued)
F.
Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2009 and December 31, 2008. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	Organization and Summary of Significant Accounting Policies (Continued)
G.	Allocation of Income and Per Unit Data (Continued)

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,624,293 for the three and six months ended June 30, 2009 and 5,643,268 for the three and six months ended June 30, 2008.

H.
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

I.
Subsequent Events — Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated subsequent events through August 13, 2009, which was the date of issuance for the Company’s financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

J.	New Accounting Standards — In December 2008, the SEC unanimously approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments, among other things:
•	allows the use of new technologies to determine proved reserves;

•	permits the optional disclosure of probable and possible reserves;

•	modifies the prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a period-end price; and

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	Organization and Summary of Significant Accounting Policies (Continued)
J.	New Accounting Standards (Continued)
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
Effective April 1, 2009, the Company adopted two new Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”s), FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. Adoption of these staff positions did not have a material impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168, which supersedes SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, becomes the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	Organization and Summary of Significant Accounting Policies (Continued)
J.	New Accounting Standards (Continued)

Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 is effective for financial statements issued for reporting periods ending after September 15, 2009. The Company is currently evaluating the impact that SFAS No. 168 will have on the Company’s financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

Note 2.	Current Liabilities
The Company’s current liabilities consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Accounts Payable:
Production and related other	$1,144,153	$1,088,504
Other	341,263	337,117
Drilling	50,377	336,062
Repurchase of Units	27,033	—

	$1,562,826	$1,761,683

Accrued Expenses:
Current portion of asset retirement obligations	$1,200,000	$1,200,000
Payroll and retirement plan contributions	250,173	617,034
Federal, state and local taxes	157,200	177,662

	$1,607,373	$1,994,696

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3.	Credit Facilities and Long-Term Debt

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2008 calculation, is $11.07 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2009. The repurchase of Units of $27,033 is included in accounts payable at June 30, 2009 and was paid in July 2009.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 4.	Partners’Equity (continued)

Units repurchased pursuant to the Repurchase Right for each of the last five years are as follows:

	Calculated				Units Out-
	Price for	Less	Net	# of	standing
	Repurchase	Interim	Price	Units	Following
Year	Right	Distributions	Paid	Repurchased	Repurchase

2005	$15.46	$1.00	$14.46	16,196	5,674,678
2006	$24.37	$1.50	$22.87	30,584	5,644,094
2007	$14.88	$2.00	$12.88	826	5,643,268
2008	$17.75	$1.50	$16.25	18,975	5,624,293
2009	$12.57	$1.50	$11.07	2,442	5,621,851
There were no instruments outstanding at June 30, 2009 or June 30, 2008 that would potentially dilute net income per Unit.
Note 5.	Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.75 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $9.49 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the six months ended June 30, 2009.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6.	Commitments and Contingencies

Everflow paid a quarterly dividend in July 2009 of $1.00 per Unit to Unitholders of record on June 30, 2009. The distribution amounted to approximately $5,689,000.

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

The Company’s Officers, Directors, affiliates and certain employees have frequently participated, and will likely continue to participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. At June 30, 2009 and December 31, 2008, these employee receivables amounted to $967,680 and $1,045,515, respectively. The loans accrue interest at prime (3.25% at June 30, 2009) and are expected to be paid from production revenues attributable to such interests or through joint interest assessments.

Part I. Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table summarizes the Company’s financial position at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$19,495	25%	$19,679	25%
Property and equipment (net)	57,208	75	59,928	75
Other	78	—	78	—

Total	$76,781	100%	$79,685	100%

Deferred income taxes	$340	—%	$360	—%
Long-term liabilities	3,755	5	3,568	5
Partners’ equity	72,686	95	75,757	95

Total	$76,781	100%	$79,685	100%

Working capital of $19.5 million as of June 30, 2009 represented a decrease of $184,000 from December 31, 2008, due primarily to a decrease in accounts receivable from production, offset somewhat by an increase in cash and equivalents. The decrease in accounts receivable from production was primarily attributed to decreases in natural gas and crude oil prices, as well as a decrease in production volumes. The increase in cash and equivalents was primarily the result of management’s strategy to maintain cash at June 30, 2009 adequate to fund the 2009 repurchase right and the payment of a quarterly distribution in July 2009.
The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company had no borrowings in 2009 or 2008 and no principal indebtedness was outstanding as of August 5, 2009. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to approximately $5.7 million in July 2009.
The Company’s cash flow from operations before the change in working capital was $9.6 million, a decrease of $8.8 million, or 48%, during the six months ended June 30, 2009, as compared to the same period in 2008. Changes in working capital from operations other than cash and cash equivalents increased cash by $2.8 million during the six months ended June 30, 2009, due primarily to decreases in accounts receivable from production and joint venture partners, offset by a decrease in accrued expenses.

Cash flows provided by operating activities was $12.4 million for the six months ended June 30, 2009. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions.
Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations for fiscal years 2009 and 2010, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual repurchase rights and the payment of quarterly distributions.
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.75 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $9.49 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the six months ended June 30, 2009.

Results of Operations
The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2009 and 2008. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues:
Oil and gas sales	98%	99%	98%	99%
Well management and operating	2	1	2	1

Total Revenues	100%	100%	100%	100%

Expenses:
Production costs	15%	9%	17%	10%
Well management and operating	1	1	1	—
Depreciation, depletion and amortization	32	12	30	13
Accretion expense	1	1	1	—
General and administrative	9	4	9	5
Interest	—	(1)	—	(1)
Income taxes	1	1	1	1

Total Expenses	59%	27%	59%	28%

Net income	41%	73%	41%	72%

Revenues for the three and six months ended June 30, 2009 decreased $5.0 million and $8.4 million, respectively, compared to the same period in 2008. These decreases were primarily due to decreases in oil and gas sales during the first three and six months of 2009, as compared to the same periods in 2008.
Oil and gas sales decreased $5.0 million, or 45%, during the three months ended June 30, 2009 compared to the same period in 2008. Oil and gas sales decreased $8.4 million, or 39%, during the six months ended June 30, 2009 compared to the same period in 2008. Lower natural gas and crude oil prices, as well as lower volumes produced, were primarily responsible for the decreases in oil and gas sales during the first three and six months of 2009 as compared to the same periods in 2008.
Production costs decreased $53,000, or 5%, during the three months ended June 30, 2009 compared to the same period in 2008. This decrease was primarily the result of wells being shut-in during the three month period ended June 30, 2009 that were not shut-in during the comparable period in 2008. The effect of the shut-in wells during the three month period ending June 30, 2009 was offset somewhat by increases in costs to operate and manage the Company’s producing oil and gas properties. Production costs increased $162,000, or 8%, during the six months ended June 30, 2009 compared to the same period in 2008. This increase is primarily the result of increases in the costs to operate and manage the Company’s producing oil and gas properties and an increase in the number of producing oil and gas properties.

Depreciation, depletion and amortization increased $613,000, or 44%, during the three months ended June 30, 2009 compared to the same period in 2008. Depreciation, depletion and amortization increased $1.2 million, or 42%, during the six months ended June 30, 2009 compared to the same period in 2008. The primary reason for these increases is the result of lower oil and gas reserves. The decrease in oil and gas reserves was primarily the result of lower crude oil and natural gas prices at December 31, 2008, the most recent evaluation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2007, the prior evaluation date. Another significant factor of the increases in depreciation, depletion and amortization is higher finding costs and drilling costs on a per unit of production basis on wells drilled during 2007 and 2008. Finding costs and drilling costs per recoverable MCF on wells drilled during 2007 and 2008 had been significantly higher due to the substantial competition for lease acreage and drilling rigs, higher contract drilling and tubular costs, and disappointing drilling results in western Pennsylvania. The effects of the lower oil and gas reserves and higher finding and drilling costs are offset somewhat by lower production volumes.
Accretion expense increased $35,000, or 62% during the three months ended June 30, 2009 compared to the same period in 2008. Accretion expense increased $71,000, or 64%, during the six months ended June 30, 2009 compared to the same period in 2008. These increases were primarily due to recognition of additional liabilities at December 31, 2008 resulting from a revision in estimates of plugging costs, discount rate, and remaining lives of wells.
General and administrative expenses increased $53,000, or 11%, during the three months ended June 30, 2009 compared to the same period in 2008. General and administrative expenses increased $152,000, or 15%, during the six months ended June 30, 2009 compared to the same period in 2008. The primary reasons for these increases are due to additional costs associated with the development, implementation and remediation plans in conjunction with the Company’s ongoing evaluation of internal controls over financial reporting, as well as higher overhead expenses associated with ongoing administration.
Interest income decreased $59,000, or 77% during the three months ended June 30, 2009 compared to the same period in 2008. Interest income decreased $152,000, or 78% during the six months ended June 30, 2009 compared to the same period in 2008. These decreases are primarily the result of a decrease in interest rates available on cash and equivalent balances.
The Company reported net income of $2.6 million, a decrease of $5.7 million, or 69%, during the three months ended June 30, 2009 compared to the same period in 2008. The Company reported net income of $5.5 million, a decrease of $10.0 million, or 65%, during the six months ended June 30, 2009 compared to the same period in 2008. Decreases in oil and gas sales combined with increases in depreciation, depletion and amortization were primarily responsible for these decreases in net income. Net income represented 41% and 73% of total revenue during the three months ended June 30, 2009 and 2008 respectively. Net income represented 41% and 72% of total revenue during the six months ended June 30, 2009 and 2008, respectively.

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
(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2009 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2008, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A.(T) Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2008, which was filed on March 27, 2009, and which is incorporated by reference into this Item 4T. for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.
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

(b) Changes in internal control over financial reporting. As of December 31, 2008, the Company disclosed material weaknesses in internal control over financial reporting, along with the remediation efforts management had undertaken. Changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include the modification of existing internal controls and the development and implementation of additional internal controls related to the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2008. More specifically, comprehensive formal policies and procedures regarding property and equipment were created and are now being maintained. As a result, procedures are now in place to adequately identify asset retirements and to properly assess their values and adjust for them based on their status in the proper accounting period. Procedures are also in place to properly assess and adjust for depreciation, depletion and amortization in the proper accounting period.
We are continuing to develop and implement remediation plans with respect to the identified material weaknesses. During the quarterly period ended June 30, 2009, the Company continued its efforts in the development of formalized finance and accounting policies and formalized written policies and procedures governing the financial reporting process and the testing and monitoring of key internal controls. The development of these policies and procedures are key to the remediation of our material weaknesses regarding the maintenance of sufficient, formalized written policies and procedures governing the financial reporting process, as well as the maintenance of sufficient, formalized policies governing the testing and monitoring of key internal controls as disclosed in Item 9A.(T) Controls and Procedures of our annual report on our Form 10-K for the year ended December 31, 2008.
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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc General Partner

	By:	everflow management corporation Managing Member

August 13, 2009	By:	/s/ William A. Siskovic

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

