Form 10-Q
period 2009-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2009-11-12
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 5,621,851 Units of limited partnership interest of the registrant as of November 5, 2009. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of September 30, 2009.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and equivalents	$15,114,926	$14,451,825
Accounts and notes receivable:
Production	4,771,056	7,568,917
Employees (including notes receivable)	971,408	1,045,515
Joint venture partners	95,303	353,039
Other	88,980	15,980

Total current assets	21,041,673	23,435,276

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	169,845,197	167,562,754
Pipeline and support equipment	555,564	555,564
Corporate and other	2,037,170	2,020,829

	172,437,931	170,139,147

Less accumulated depreciation, depletion, amortization and write down	115,832,806	110,210,576

	56,605,125	59,928,571

OTHER ASSETS	77,546	77,546

	$77,724,344	$83,441,393

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

	September 30,	December 31,
LIABILITIES AND PARTNERS’ EQUITY	2009	2008
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Accounts payable	$1,498,308	$1,761,683
Accrued expenses	1,783,556	1,994,696

Total current liabilities	3,281,864	3,756,379

DEFERRED INCOME TAXES	330,000	360,000

ASSET RETIREMENT OBLIGATIONS	3,856,065	3,567,665

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 Units
Issued and outstanding — 5,621,851 and 5,624,293 Units, respectively	69,428,017	74,864,217

GENERAL PARTNER’S EQUITY	828,398	893,132

Total partners’ equity	70,256,415	75,757,349

	$77,724,344	$83,441,393

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Oil and gas sales	$6,596,498	$11,354,423	$19,607,724	$32,716,878
Well management and operating	138,227	149,252	423,621	445,712
Other	659	490	1,996	1,977

	6,735,384	11,504,165	20,033,341	33,164,567

DIRECT COST OF REVENUES
Production costs	1,057,916	989,784	3,329,533	3,098,954
Well management and operating	53,175	56,105	174,757	177,967
Depreciation, depletion and amortization	1,643,693	1,377,403	5,572,480	4,144,353
Accretion expense	94,000	56,500	275,800	167,500

Total direct cost of revenues	2,848,784	2,479,792	9,352,570	7,588,774

GENERAL AND ADMINISTRATIVE EXPENSE	597,751	458,400	1,761,342	1,470,117

Total cost of revenues	3,446,535	2,938,192	11,113,912	9,058,891

INCOME FROM OPERATIONS	3,288,849	8,565,973	8,919,429	24,105,676

OTHER INCOME
Interest income	10,150	53,652	52,706	248,321
Gain on sale of property and equipment	—	—	—	3,500

	10,150	53,652	52,706	251,821

INCOME BEFORE INCOME TAXES	3,298,999	8,619,625	8,972,135	24,357,497

INCOME TAX EXPENSE (BENEFIT)
Current	50,000	100,000	250,000	300,000
Deferred	(10,000)	—	(30,000)	—

	40,000	100,000	220,000	300,000

NET INCOME	$3,258,999	$8,519,625	$8,752,135	$24,057,497

Allocation of Partnership Net Income
Limited Partners	$3,220,563	$8,419,204	$8,648,938	$23,774,503
General Partner	38,436	100,421	103,197	282,994

	$3,258,999	$8,519,625	$8,752,135	$24,057,497

Net income per unit	$0.58	$1.50	$1.54	$4.22

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

PARTNERS’ EQUITY — JANUARY 1	$75,757,349	$69,050,460

Net income	8,752,135	24,057,497

Cash distributions ($2.50 per unit in 2009 and 2008)	(14,226,036)	(14,256,940)

Repurchase Right — Units tendered	(27,033)	(308,344)

PARTNERS’ EQUITY — SEPTEMBER 30	$70,256,415	$78,542,673

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,752,135	$24,057,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,637,556	4,208,583
Accretion expense	275,800	167,500
Gain on sale of property and equipment	—	(3,500)
Investment earnings	—	(1,567)
Deferred income taxes	(30,000)	—
Changes in assets and liabilities:
Accounts receivable	3,055,597	(711,980)
Other current assets	(73,000)	(17,853)
Accounts payable	8,451	(25,123)
Accrued expenses	(211,140)	(184,103)

Total adjustments	8,663,264	3,431,957

Net cash provided by operating activities	17,415,399	27,489,454

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	174,851	166,886
Advances disbursed to employees	(100,744)	(656,522)
Proceeds on sale of investments	—	6,076,000
Purchase of property and equipment	(2,573,336)	(13,401,654)
Proceeds on disposal of property and equipment	—	3,500

Net cash used by investing activities	(2,499,229)	(7,811,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(14,226,036)	(14,256,940)
Repurchase of units	(27,033)	(308,344)

Net cash used by financing activities	(14,253,069)	(14,565,284)

NET INCREASE IN CASH AND EQUIVALENTS	663,101	5,112,380

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	14,451,825	6,014,105

CASH AND EQUIVALENTS AT END OF PERIOD	$15,114,926	$11,126,485

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$220,506	$333,585
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

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009.

The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.
B.
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are utilized in the calculation of depreciation, depletion and impairment of oil and gas properties, and impact the timing and costs associated with its asset retirement obligations.

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

Everflow Management Limited, LLC, an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of Everflow Management Limited, LLC are Everflow Management Corporation (“EMC”), two individuals who are Officers and Directors of EEI and employees of Everflow, two individuals who are employees of Everflow, and Sykes Associates, LLC, a limited liability company managed by Robert F. Sykes, the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of Everflow Management Limited, LLC.

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

E.
Asset Retirement Obligations — Generally accepted accounting principles require the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2009 and 2008:

	Asset Retirement Obligations
	Nine Months Ended September 30,
	2009	2008

Beginning of period	$4,767,665	$2,313,704
Liabilities incurred	12,600	42,760
Liabilities settled	—	—
Accretion expense	275,800	167,500
Revisions in estimated cash flows	—	—

End of period	$5,056,065	$2,523,964

At September 30, 2009 and December 31, 2008, asset retirement obligations of $5,056,065 and $4,767,665 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $1,200,000 at September 30, 2009 and December 31, 2008.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
F.
Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2009 and December 31, 2008. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,621,851 and 5,623,479 for the three and nine months ended September 30, 2009, respectively and 5,624,293 and 5,636,943 for the three and nine months ended September 30, 2008 respectively.

H.
Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted a new accounting standard related to fair value measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this standard did not have a material impact on the Company’s financial statements. Reference the Company’s annual report on Form 10-K for the year ended December 31, 2008 for further information regarding the adoption of this standard.

I.
Subsequent Events — Effective April 1, 2009, the Company adopted a new accounting standard related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated subsequent events through November 10, 2009.

Everflow paid a quarterly dividend in October 2009 of $.50 per Unit to Unitholders of record on September 30, 2009. The distribution amounted to approximately $2,844,000.
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

Effective April 1, 2009, the Company adopted a new accounting standard on “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly,” which provides additional guidance for estimating fair value in accordance with existing GAAP when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. Adoption of this standard did not have a material impact on the Company’s financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard on “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. Adoption of this standard did not have a material impact on the Company’s financial statements.

Effective July 1, 2009, the Company adopted a new accounting standard on “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which established the Financial Accounting Standards Board Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. This standard also explicitly recognized rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. Adoption of this standard did not have a material impact on the Company’s financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies (Continued)
J.	New Accounting Standards (Continued)

Effective upon its issuance in September 2009, the Company adopted an accounting standards update on “Extractive Activities — Oil and Gas”. This accounting standards update represents a technical correction to an existing SEC Observer comment regarding “Accounting for Gas-Balancing Arrangements”. The adoption of this accounting standards update did not have a material impact on the Company’s financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or operations.

Note 2. Current Liabilities
The Company’s current liabilities consist of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Accounts Payable:
Production and related other	$1,097,657	$1,088,504
Other	336,415	337,117
Drilling	64,236	336,062

	$1,498,308	$1,761,683

Accrued Expenses:
Current portion of asset retirement obligations	$1,200,000	$1,200,000
Payroll and retirement plan contributions	383,056	617,034
Federal, state and local taxes	200,500	177,662

	$1,783,556	$1,994,696

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2008 calculation, was $11.07 per Unit, net of the distributions ($1.50 per Unit in total) made in January and April 2009. The repurchase of Units in the amount of $27,033 was paid in July 2009.

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
There were no instruments outstanding at September 30, 2009 or September 30, 2008 that would potentially dilute net income per Unit.
Note 5. Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.75 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $9.49 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the nine months ended September 30, 2009.

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

Note 7. Related Party Transactions

The Company’s Officers, Directors, affiliates and certain employees have frequently participated, and will likely continue to participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. Initial terms of the unsecured loans call for repayment of all principal and accrued interest at the end of four years, however, the loan amounts are reduced as production proceeds attributable to the employees’ working interest are not remitted to the employees but rather used to reduce the amounts owed by the employees to the Company. If an outstanding balance remains after the initial four-year term, the Company and employee shall, acting in good faith, agree upon further repayment terms. Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Related Party Transactions (continued)

The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate (3.25% at September 30, 2009). In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At September 30, 2009 and December 31, 2008, the Company has extended various loans, evidenced by notes, to three employees, with origination dates ranging from December 2007 to December 2008. There have been no subsequent extensions or modifications to any of these notes since their original date of issuance. Employee receivables, including the notes, accrued interest and additional amounts loaned during the current period (which will be termed in December 2009), amounted to $971,408 and $1,045,515 at September 30, 2009 and December 31, 2008 respectively.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table summarizes the Company’s financial position at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$17,759	24%	$19,679	25%
Property and equipment (net)	56,605	76	59,928	75
Other	78	—	78	—

Total	$74,442	100%	$79,685	100%

Deferred income taxes	$330	—%	$360	—%
Long-term liabilities	3,856	5	3,568	5
Partners’ equity	70,256	95	75,757	95

Total	$74,442	100%	$79,685	100%

Working capital of $17.8 million as of September 30, 2009 represented a decrease of approximately $1.9 million from December 31, 2008 due primarily to a decrease in accounts receivable from production, offset somewhat by an increase in cash and equivalents and decreases in accounts payable and accrued expenses. The decrease in accounts receivable from production was primarily attributed to decreases in natural gas and crude oil prices, as well as a decrease in production volumes. The increase in cash and equivalents was primarily the result of less cash expended towards the purchase of property and equipment. Decreases in accounts payable and accrued expenses are primarily attributed to lesser drilling payables and accrued payroll and retirement plan contributions.
The Company funds its operations with cash generated by operations and existing cash and equivalent balances. The Company had no borrowings in 2009 or 2008 and no principal indebtedness was outstanding as of November 10, 2009. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a quarterly distribution amounting to $2.8 million in October 2009.

The Company’s cash flow from operations before the change in working capital was $14.6 million, a decrease of $13.8 million, or 49%, during the nine months ended September 30, 2009 as compared to the same period in 2008. Changes in working capital from operations other than cash and equivalents increased cash by $2.8 million during the nine months ended September 30, 2009 due primarily to decreases in accounts receivable from production and joint venture partners, offset by a decrease in accrued expenses.
Cash flows provided by operating activities were $17.4 million for the nine months ended September 30, 2009. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions.
Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations for fiscal years 2009 and 2010, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the Repurchase Right and the payment of quarterly distributions.
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.75 per MCF. The Company also has three annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $9.49 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the nine months ended September 30, 2009.

Results of Operations
The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2009 and 2008. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues:
Oil and gas sales	98%	99%	98%	99%
Well management and operating	2	1	2	1

Total Revenues	100	100	100	100

Expenses:
Production costs	16	9	16	9
Well management and operating	1	—	1	1
Depreciation, depletion and amortization	24	12	28	12
Accretion expense	1	—	1	1
General and administrative	9	4	9	4
Interest	—	—	—	(1)
Income taxes	1	1	1	1

Total Expenses	52	26	56	27

Net income	48%	74%	44%	73%

Revenues for the three and nine months ended September 30, 2009 decreased $4.8 million and $13.1 million, respectively, compared to the same periods in 2008. These decreases were due primarily to decreases in oil and gas sales during the three and nine months ended September 30, 2009 compared to the same periods in 2008.
Oil and gas sales decreased $4.8 million, or 42%, during the three months ended September 30, 2009 compared to the same period in 2008. Oil and gas sales decreased $13.1 million, or 40%, during the nine months ended September 30, 2009 compared to the same period in 2008. The decreases in oil and gas sales were attributed to lower natural gas and crude oil prices, as well as lower volumes produced.
Production costs increased $68,000, or 7%, and $231,000, or 7% during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. These increases were primarily the result of increases in the costs to operate and manage the Company’s producing oil and gas properties and an increase in the number of producing oil and gas properties. The increases were offset somewhat by the decrease in costs attributed to wells being shut-in during the three and nine month periods ending September 30, 2009 that were not shut-in during the comparable periods in 2008.

Depreciation, depletion and amortization increased $266,000, or 19%, and $1.4 million, or 35%, during the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. The primary reason for these increases was the result of lower oil and gas reserves. The decrease in oil and gas reserves was primarily the result of lower crude oil and natural gas prices at December 31, 2008, the most recent evaluation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2007, the prior evaluation date. Another significant factor of the increases in depreciation, depletion and amortization was higher finding costs and drilling costs on a per unit of production basis on wells drilled during 2007 and 2008. Finding costs and drilling costs per recoverable MCF on wells drilled during 2007 and 2008 had been significantly higher due to the substantial competition for lease acreage and drilling rigs, higher contract drilling and tubular costs, and disappointing drilling results in western Pennsylvania. The effects of the lower oil and gas reserves and higher finding and drilling costs were offset somewhat by lower production volumes.
Accretion expense increased $38,000, or 66%, and $108,000, or 65%, during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. These increases were primarily due to recognition of additional liabilities at December 31, 2008 resulting from a revision in estimates of plugging costs, discount rate, and remaining lives of wells.
General and administrative expenses increased $139,000, or 30%, and $291,000, or 20%, during the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. These increases were primarily the result of higher overhead expenses associated with ongoing administration. In particular, administrative overhead increased as a result of the Company’s continuing efforts to develop formalized finance and accounting policies and formalized written policies and procedures governing the financial reporting process as required under Section 404 of the Sarbanes-Oxley Act of 2002.
Interest income decreased $44,000, or 81%, and $196,000, or 79%, during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. These decreases were primarily the result of a decrease in interest rates available on cash and equivalent balances.
The Company reported net income of $3.3 million, a decrease of $5.3 million, or 62%, during the three months ended September 30, 2009 compared to the same period in 2008. The Company reported net income of $8.8 million, a decrease of $15.3 million, or 64%, during the nine months ended September 30, 2009 compared to the same period in 2008. Decreases in oil and gas sales combined with increases in depreciation, depletion and amortization were primarily responsible for the decreases in net income during both the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008. Net income represented 48% and 74% of total revenues during the three months ended September 30, 2009 and 2008, respectively. Net income represented 44% and 73% of total revenues during the nine months ended September 30, 2009 and 2008, respectively.

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
(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2009 (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective. As reported in our annual report on Form 10-K for the year ended December 31, 2008, we have identified material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. See Item 9A.(T) Controls and Procedures of our annual report on Form 10-K for the year ended December 31, 2008, which was filed on March 27, 2009, and which is incorporated by reference into this Item 4T. for a more detailed explanation of these material weaknesses and remedial actions taken and planned which we expect will materially affect such controls.
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

(b) Changes in internal control over financial reporting. As of December 31, 2008, the Company disclosed material weaknesses in internal control over financial reporting, along with the remediation efforts management had undertaken. Changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting include the modification of existing internal controls and the development and implementation of additional internal controls related to the material weaknesses identified in our annual report on Form 10-K for the year ended December 31, 2008. More specifically, comprehensive formal policies and procedures regarding property and equipment have been created and are now being maintained. As a result, procedures are now in place to adequately identify asset retirements and to properly assess their values and adjust for them based on their status in the proper accounting period. Procedures are also in place to properly assess and adjust for depreciation, depletion and amortization in the proper accounting period. In addition, formal finance and accounting policies and formal written policies and procedures governing the financial reporting process have been developed and finalized and are now being maintained on an ongoing basis. As a result, effective controls are now designed and in place to provide reasonable assurance that accounts are complete and accurate and agree to the detailed supporting documentation.
We are continuing to develop and implement remediation plans with respect to the remaining material weakness identified in our annual report on Form 10-K for the year ended December 31, 2008. During the quarterly period ended September 30, 2009, the Company continued its efforts in the development of formalized policies and procedures governing the testing and monitoring of key internal controls. The development of these policies and procedures are key to the remediation of our material weakness regarding the maintenance of sufficient, formalized policies governing the testing and monitoring of key internal controls as disclosed in Item 9A.(T) Controls and Procedures of our annual report on our Form 10-K for the year ended December 31, 2008.
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

EVERFLOW EASTERN PARTNERS, L.P.
	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

November 12, 2009	By:	/s/ William A. Siskovic
William A. Siskovic
Vice President and Principal Financial and Accounting Officer (Duly Authorized Officer)