Form 10-Q
period 2010-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2010-05-14
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 5,621,851 Units of limited partnership interest of the registrant as of May 5, 2010. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of March 31, 2010.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$17,780,470	$16,610,772
Accounts and notes receivable:
Production	6,003,791	5,143,587
Employees (including notes receivable)	127,321	544,909
Joint venture partners	76,135	62,365
Other	514,147	88,980

Total current assets	24,501,864	22,450,613

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	171,763,233	169,904,570
Pipeline and support equipment	573,775	555,564
Corporate and other	1,987,709	2,037,170

	174,324,717	172,497,304

Less accumulated depreciation, depletion, amortization and write down	127,009,683	124,791,532

	47,315,034	47,705,772

OTHER ASSETS
Employees’ accounts and notes receivable	409,916	396,700
Other	77,546	77,546

	487,462	474,246

	$72,304,360	$70,630,631

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,826,001	$1,555,798
Accrued expenses	560,668	1,112,290

Total current liabilities	2,386,669	2,668,088

DEFERRED INCOME TAXES	311,000	320,000

ASSET RETIREMENT OBLIGATIONS	5,198,968	5,069,368

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,621,851	63,648,070	61,835,159

GENERAL PARTNER’S EQUITY	759,653	738,016

Total partners’ equity	64,407,723	62,573,175

	$72,304,360	$70,630,631

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
REVENUES
Oil and gas sales	$9,037,760	$6,904,100
Well management and operating	156,685	146,587
Other	311	1,186

	9,194,756	7,051,873

DIRECT COST OF REVENUES
Production costs	1,349,512	1,343,292
Well management and operating	69,667	60,159
Depreciation, depletion and amortization	2,247,680	1,924,694
Accretion expense	107,500	89,900

Total direct cost of revenues	3,774,359	3,418,045

GENERAL AND ADMINISTRATIVE EXPENSE	712,808	639,861

Total cost of revenues	4,487,167	4,057,906

INCOME FROM OPERATIONS	4,707,589	2,993,967

INTEREST INCOME	22,434	24,557

INCOME BEFORE INCOME TAXES	4,730,023	3,018,524

INCOME TAX EXPENSE (BENEFIT)
Current	60,000	100,000
Deferred	(9,000)	(10,000)

	51,000	90,000

NET INCOME	$4,679,023	$2,928,524

Allocation of Partnership Net Income
Limited Partners	$4,623,837	$2,893,999
General Partner	55,186	34,525

	$4,679,023	$2,928,524

Net income per Unit	$0.82	$0.51

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

PARTNERS’ EQUITY — JANUARY 1	$62,573,175	$75,757,349

Net income	4,679,023	2,928,524

Cash distributions ($0.50 per unit in 2010 and $1.00 per unit in 2009)	(2,844,475)	(5,691,391)

PARTNERS’ EQUITY — MARCH 31	$64,407,723	$72,994,482

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,679,023	$2,928,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,267,880	1,946,306
Accretion expense	107,500	89,900
Deferred income taxes	(9,000)	(10,000)
Changes in assets and liabilities:
Accounts receivable	(873,974)	2,191,387
Other current assets	(425,167)	4,000
Accounts payable	163,114	131,695
Accrued expenses	(551,622)	(518,996)

Total adjustments	678,731	3,834,292

Net cash provided by operating activities	5,357,754	6,762,816

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	445,548	94,244
Advances disbursed to employees	(41,176)	(55,592)
Purchase of property and equipment	(1,747,953)	(1,017,256)

Net cash used by investing activities	(1,343,581)	(978,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,844,475)	(5,691,391)

Net cash used by financing activities	(2,844,475)	(5,691,391)

NET INCREASE IN CASH AND EQUIVALENTS	1,169,698	92,821

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	16,610,772	14,451,825

CASH AND EQUIVALENTS AT END OF PERIOD	$17,780,470	$14,544,646

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$87,081	$110,703

Additions to proved properties reflect changes in accounts payable (see Note 2) and asset retirement obligations (see Note 1.E).
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

The accompanying condensed consolidated financial statements are presented in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America, or those normally made in an Annual Report on Form 10-K. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.
B.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates impacting the Company’s financial statements include revenue and expense accruals and oil and gas reserve quantities. In the oil and gas industry, and especially as related to the Company’s natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product. Consequently, accounts receivable from production and oil and gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in subsequent period’s financial results. As is typical in the oil and gas industry, a significant portion of the Company’s accounts receivable from production and oil and gas sales consists of unbilled receivables. Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of oil and gas wells and also impact the timing and costs associated with asset retirement obligations. The Company’s estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company’s results of operations and financial position.

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

In February 2010, EML entered into an Amended and Restated Agreement of Limited Partnership, which amended the prior Partnership Agreement to authorize the Company to grant options to repurchase certain Units to select officers and employees. No options have been granted as of May 14, 2010.

D.
Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.
Asset Retirement Obligations — GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	Organization and Summary of Significant Accounting Policies
E.	Asset Retirement Obligations (continued)

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

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2010 and 2009:

	Asset Retirement Obligations
	Three Months Ended March 31,
	2010	2009

Beginning of period	$5,379,368	$4,767,665
Liabilities incurred	22,100	5,000
Accretion expense	107,500	89,900

End of period	$5,508,968	$4,862,565

At March 31, 2010 and December 31, 2009, asset retirement obligations of $5,508,968 and $5,379,368 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $310,000 at March 31, 2010 and December 31, 2009.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	Organization and Summary of Significant Accounting Policies
F.
Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2010 and December 31, 2009. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

G.
Income Taxes — Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, will be allocated directly to its respective partners. The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow’s assets and liabilities due to separate elections that were made by owners of the working interests and limited partnership interests that comprised the Programs.

As of March 31, 2010, the Company’s income tax years from 2006 and thereafter remain subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.	Organization and Summary of Significant Accounting Policies
H.
Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 4).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding, during the period for each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,621,851 and 5,624,293 for the three months ended March 31, 2010 and 2009, respectively.

I.	Subsequent Events — Everflow paid a cash distribution in April 2010 of $0.50 per Unit. The distribution amounted to approximately $2,844,000.
J.
New Accounting Standards — The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or operations.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2.	Current Liabilities
The Company’s current liabilities consist of the following at March 31, 2010, and December 31, 2009:

	March 31,	December 31,
	2010	2009

Accounts Payable:
Production and related other	$1,127,622	$1,094,026
Other	426,270	380,832
Drilling	188,029	80,940
Joint venture partners	84,080	—

	$1,826,001	$1,555,798

Accrued Expenses:
Current portion of asset retirement obligations	$310,000	$310,000
Payroll and retirement plan contributions	130,110	663,270
Federal, state and local taxes	120,558	139,020

	$560,668	$1,112,290

Note 3.	Credit Facilities and Long-Term Debt
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
The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2009 calculation, is $6.86 per Unit, net of the distributions made in January 2010 ($0.50 per Unit) and April 2010 ($0.50 per Unit).

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
There were no instruments outstanding at March 31, 2010 or March 31, 2009 that would potentially dilute net income per Unit.
Note 5.	Gas Purchase Agreements
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.01 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $8.67 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the three months ended March 31, 2010.

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
Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at March 31, 2010.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7.	Related Party Transactions (continued)
In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At March 31, 2010 and December 31, 2009, the Company has extended various loans, evidenced by notes, to two and three employees, respectively, with origination dates ranging from December 2007 to December 2009. There have been no subsequent extensions or modifications to any of these notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2010), amounted to $537,237 and $941,609 at March 31, 2010 and December 31, 2009, respectively.
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

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table summarizes the Company’s financial position at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$22,115	31%	$19,782	29%
Property and equipment (net)	47,315	68	47,706	70
Other	488	1	474	1

Total	$69,918	100%	$67,962	100%

Deferred income taxes	$311	—%	$320	—%
Long-term liabilities	5,199	8	5,069	8
Partners’ equity	64,408	92	62,573	92

Total	$69,918	100%	$67,962	100%

Working capital of $22.1 million as of March 31, 2010 represented an increase of $2.3 million from December 31, 2009, due primarily to increases in cash and equivalents, accounts receivable from production and other current assets, as well as a decrease in accrued expenses, offset somewhat by a decrease in accounts and notes receivable from employees and an increase in accounts payable. The increase in cash and equivalents was primarily the result of cash provided by operating activities and from proceeds received on receivables from employees, less purchases of property and equipment and a distribution. The increase in accounts receivable from production was primarily attributed to increases in natural gas and crude oil volumes produced, as well as increases to crude oil prices. The increase in other current assets was primarily the result of increased well equipment inventory acquired for wells scheduled to be drilled in the current year. The decrease in accrued expenses was primarily the result of less payroll and retirement plan contributions accrued. The decrease in accounts and notes receivable from employees was primarily the result of an employee repaying his entire balance in January 2010. The increase in accounts payable was primarily the result of increased drilling payables and joint venture payables related to the current year’s drilling program.
The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 5, 2010. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $2.8 million in April 2010.

The Company’s cash flow from operations before the change in working capital was $7.0 million, an increase of $2.1 million, or 42%, during the three months ended March 31, 2010, as compared to the same period in 2009. Changes in working capital from operations other than cash and cash equivalents decreased cash by $1.7 million during the three months ended March 31, 2010, due primarily to increases in accounts receivable from production and other current assets, as well as a decrease in accrued expenses. These effects were offset somewhat by an increase in accounts payable.
Cash flows provided by operating activities was $5.4 million for the three months ended March 31, 2010. Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution.
Management of the Company believes existing cash flows should be sufficient to meet the funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual repurchase rights and the payment of quarterly distributions.
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.01 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $8.67 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the three months ended March 31, 2010.

Results of Operations
The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2010 and 2009. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2010	2009

Revenues:
Oil and gas sales	98%	98%
Well management and operating	2	2

Total Revenues	100%	100%

Expenses:
Production costs	15%	19%
Well management and operating	1	1
Depreciation, depletion and amortization	24	27
Accretion	1	1
General and administrative	8	9
Income tax	—	1

Total Expenses	49%	58%

Net income	51%	42%

Revenues for the three months ended March 31, 2010 increased $2.1 million, or 30%, compared to the same period in 2009. This increase was primarily due to an increase in oil and gas sales during the first three months of 2010, as compared to the same period in 2009.
Oil and gas sales increased $2.1 million, or 31%, during the three months ended March 31, 2010 compared to the same period in 2009. Higher natural gas and crude oil prices, as well as higher natural gas volumes produced, during the first quarter of 2010 were primarily responsible for this increase compared to the same period in 2009.
Depreciation, depletion and amortization increased $323,000, or 17%, during the three months ended March 31, 2010 compared to the same period in 2009. The primary reasons for this increase are the result of lower oil and gas reserves and higher natural gas volumes produced. The decrease in oil and gas reserves was primarily the result of lower crude oil and natural gas prices at December 31, 2009, the most recent valuation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2008, the prior valuation date.

Accretion expense increased $18,000, or 20%, during the three months ended March 31, 2010 compared to the same period in 2009. This increase was primarily the result of larger obligations being accreted combined with shorter discount periods.
General and administrative expenses increased $73,000, or 11%, during the three months ended March 31, 2010 compared to the same period in 2009. The primary reason for this increase is due to higher overhead expenses associated with ongoing administration.
Income tax expenses decreased $39,000, or 43%, during the three months ended March 31, 2010 compared to the same period in 2009. The primary reason for this decrease is due to lesser income taxes projected due for the current period.
The Company reported net income of $4.7 million, an increase of $1.8 million, or 60%, during the three months ended March 31, 2010 compared to the same period in 2009. The increase in oil and gas sales was primarily responsible for this increase in net income. Net income represented 51% and 42% of total revenue during the three months ended March 31, 2010 and 2009, respectively.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information has been omitted, as the Company qualifies as a smaller reporting company.

Item 4.	CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, management performed, with the participation of our Principal Executive Officer (the “CEO”) and Principal Financial and Accounting Officer (the “CFO”), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15 (the “evaluation”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2009, for a more complete understanding of the matters covered by such certifications.
(b) Changes in internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc General Partner

	By:	everflow management corporation Managing Member

May 14, 2010	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President and Principal Financial and
Accounting Officer
(Duly Authorized Officer)