Form 10-Q
period 2010-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2010-08-13
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 5,618,867 Units of limited partnership interest of the registrant as of August 10, 2010 The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.
Except as otherwise indicated, the information contained in this Report is as of June 30, 2010.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$19,991,892	$16,610,772
Accounts and notes receivable:
Production	5,164,344	5,143,587
Employees (including notes receivable)	138,498	544,909
Joint venture partners	65,478	62,365
Other	498,365	88,980

Total current assets	25,858,577	22,450,613

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	172,678,331	169,904,570
Pipeline and support equipment	573,775	555,564
Corporate and other	1,993,181	2,037,170

	175,245,287	172,497,304

Less accumulated depreciation, depletion, amortization and write down	128,898,549	124,791,532

	46,346,738	47,705,772

OTHER ASSETS
Employees’ accounts and notes receivable	399,216	396,700
Other	77,546	77,546

	476,762	474,246

	$72,682,077	$70,630,631

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,206,924	$1,555,798
Accrued expenses	702,708	1,112,290

Total current liabilities	2,909,632	2,668,088

DEFERRED INCOME TAXES	302,000	320,000

ASSET RETIREMENT OBLIGATIONS	5,264,537	5,069,368

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 Units Issued and outstanding — 5,618,867 and 5,621,851 Units, respectively	63,448,237	61,835,159

GENERAL PARTNER’S EQUITY	757,671	738,016

Total partners’ equity	64,205,908	62,573,175

	$72,682,077	$70,630,631

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES
Oil and gas sales	$6,382,869	$6,107,126	$15,420,629	$13,011,226
Well management and operating	149,274	138,807	305,959	285,394
Other	243	151	554	1,337

	6,532,386	6,246,084	15,727,142	13,297,957

DIRECT COST OF REVENUES
Production costs	821,412	928,325	2,170,923	2,271,617
Well management and operating	70,043	61,423	139,710	121,582
Depreciation, depletion and amortization	2,270,180	2,004,093	4,517,860	3,928,787
Accretion expense	93,300	91,900	200,800	181,800

Total direct cost of revenues	3,254,935	3,085,741	7,029,293	6,503,786

GENERAL AND ADMINISTRATIVE EXPENSE	611,160	523,730	1,323,968	1,163,591

Total cost of revenues	3,866,095	3,609,471	8,353,261	7,667,377

INCOME FROM OPERATIONS	2,666,291	2,636,613	7,373,881	5,630,580

OTHER INCOME
Interest income	27,713	17,999	50,147	42,556
Gain on sale of property and equipment	20,124	—	20,124	—

	47,837	17,999	70,271	42,556

INCOME BEFORE INCOME TAXES	2,714,128	2,654,612	7,444,152	5,673,136

INCOME TAX EXPENSE (BENEFIT)
Current	60,000	100,000	120,000	200,000
Deferred	(9,000)	(10,000)	(18,000)	(20,000)

	51,000	90,000	102,000	180,000

NET INCOME	$2,663,128	$2,564,612	$7,342,152	$5,493,136

Allocation of Partnership Net Income
Limited Partners	$2,631,717	$2,534,376	$7,255,555	$5,428,375
General Partner	31,411	30,236	86,597	64,761

	$2,663,128	$2,564,612	$7,342,152	$5,493,136

Net income per unit	$0.47	$0.45	$1.29	$0.96

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

PARTNERS’ EQUITY — JANUARY 1	$62,573,175	$75,757,349

Net income	7,342,152	5,493,136

Cash distributions ($1.00 per unit in 2010 and $1.50 per unit in 2009)	(5,688,949)	(8,537,087)

Repurchase Right — Units tendered	(40,940)	(27,033)

Option Repurchase Plan — options exercised	20,470	—

PARTNERS’ EQUITY — JUNE 30	$64,205,908	$72,686,365

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,342,152	$5,493,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,558,260	3,971,735
Accretion expense	200,800	181,800
Gain on sale of property and equipment	(20,124)	—
Deferred income taxes	(18,000)	(20,000)
Changes in assets and liabilities:
Accounts receivable	(23,870)	3,097,670
Other current assets	(409,385)	4,000
Accounts payable	148,093	59,795
Accrued expenses	(452,413)	(387,323)

Total adjustments	3,983,361	6,907,677

Net cash provided by operating activities	11,325,513	12,400,813

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	476,344	121,735
Advances disbursed to employees	(72,449)	(43,900)
Purchase of property and equipment	(2,680,733)	(1,531,679)
Proceeds on sale of property and equipment	924	—

Net cash used by investing activities	(2,275,914)	(1,453,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(5,688,949)	(8,537,087)
Proceeds from options exercised	20,470	—

Net cash used by financing activities	(5,668,479)	(8,537,087)

NET INCREASE IN CASH AND EQUIVALENTS	3,381,120	2,409,882

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	16,610,772	14,451,825

CASH AND EQUIVALENTS AT END OF PERIOD	$19,991,892	$16,861,707

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$157,081	$210,928

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

In February 2010, EML entered into an Amended and Restated Agreement of Limited Partnership, which amended the prior Partnership Agreement to authorize the Company to grant options to repurchase certain Units to select officers and employees (see Note 8).

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

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2010 and 2009:

	Asset Retirement Obligations
	Six Months Ended June 30,
	2010	2009

Beginning of period	$5,379,368	$4,767,665
Liabilities incurred	37,200	5,000
Liabilities settled	(42,831)	—
Accretion expense	200,800	181,800

End of period	$5,574,537	$4,954,465

At June 30, 2010 and December 31, 2009, asset retirement obligations of $5,574,537 and $5,379,368 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $310,000 at June 30, 2010 and December 31, 2009.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
F.
Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2010 and December 31, 2009. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned oil and gas properties.

Each owner, including the Company, has an undivided interest in the jointly owned properties. Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Accounts and notes receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees (see Note 7). The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

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

As of June 30, 2010, the Company’s income tax years from 2006 and thereafter remain subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
H.
Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 4) and select officers and employees electing to exercise options (see Note 8).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,621,851 and 5,624,293 for the three and six months ended June 30, 2010 and 2009, respectively.

I.	Subsequent Events — Everflow paid a cash distribution in July 2010 of $1.00 per Unit. The distribution amounted to approximately $5,686,000.
J.
New Accounting Standards — In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires new disclosures about financing receivables and related credit risk on a disaggregated basis, excluding short-term trade accounts receivables. The disclosures will be effective for financial statements issued for fiscal years ending on or after December 15, 2010. The Company is currently evaluating the potential impact of ASU 2010-20 on the financial statements.

The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Current Liabilities
The Company’s current liabilities consist of the following at June 30, 2010, and December 31, 2009:

	June 30,	December 31,
	2010	2009

Accounts Payable:
Production and related other	$1,189,705	$1,094,026
Drilling	543,033	80,940
Other	395,569	380,832
Repurchase of Units	40,940	—
Joint venture partners	37,677	—

	$2,206,924	$1,555,798

Accrued Expenses:
Current portion of asset retirement obligations	$310,000	$310,000
Payroll and retirement plan contributions	263,150	663,270
Federal, state and local taxes	129,558	139,020

	$702,708	$1,112,290

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

Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right and select officers and employees electing to exercise options (see Note 8).

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2009 calculation, is $6.86 per Unit, net of the distributions made in January 2010 ($0.50 per Unit) and April 2010 ($0.50 per Unit). The repurchase of Units of $40,940 is included in accounts payable at June 30, 2010 and was paid in July 2010.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Partners’ Equity (continued)
Units repurchased pursuant to the Repurchase Right for each of the last four years are as follows:

	Calculated				Units Out-
	Price for	Less	Net	# of	standing
	Repurchase	Interim	Price	Units	Following
Year	Right	Distributions	Paid	Repurchased	Repurchase

2007	$14.88	$2.00	$12.88	826	5,643,268
2008	$17.75	$1.50	$16.25	18,975	5,624,293
2009	$12.57	$1.50	$11.07	2,442	5,621,851
2010	$7.86	$1.00	$6.86	5,968	5,615,883

At June 30, 2010, the Company granted a total of 2,984 options to two officers and one employee, of which all were exercised on the same date (see Note 8). There were 5,618,867 Units outstanding at June 30, 2010 after the exercise of these options.

There were no instruments outstanding at June 30, 2010 or June 30, 2009 that would potentially dilute net income per Unit.
Note 5. Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.01 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $8.67 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. The Company entered into no new contracts with Dominion or IGS during the six months ended June 30, 2010.

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

The Company has significant natural gas delivery commitments to Dominion and IGS, its major customers. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the gas for redelivery (resale) to its customers.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at June 30, 2010.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Related Party Transactions (continued)

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At June 30, 2010 and December 31, 2009, the Company has extended various loans, evidenced by notes, to two and three employees, respectively, with origination dates ranging from December 2007 to December 2009. There have been no subsequent extensions or modifications to any of these notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2010), amounted to $537,714 and $941,609 at June 30, 2010 and December 31, 2009, respectively.

In January 2010, one employee settled his entire loan balance in full by selling working interests in well properties he owned to the Company for a total purchase price of $270,000 and by paying cash of $141,700.

Note 8. Option Repurchase Plan

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to repurchase certain Units to select officers and employees. The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. At June 30, 2010, the Company granted a total of 2,984 options to two officers and one employee, of which all were exercised on the same date. Compensation expense associated with these grants was not material to the financial statements.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The following table summarizes the Company’s financial position at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$22,949	33%	$19,782	29%
Property and equipment (net)	46,347	66	47,706	70
Other	477	1	474	1

Total	$69,773	100%	$67,962	100%

Deferred income taxes	$302	—%	$320	—%
Long-term liabilities	5,265	8	5,069	8
Partners’ equity	64,206	92	62,573	92

Total	$69,773	100%	$67,962	100%

Working capital of $23.0 million as of June 30, 2010 represented an increase of $3.2 million from December 31, 2009, due primarily to increases in cash and equivalents and other current assets, as well as a decrease in accrued expenses, offset somewhat by a decrease in accounts and notes receivable from employees and an increase in accounts payable. The increase in cash and equivalents was primarily the result of cash provided by operating activities and from proceeds received on receivables from employees, less purchases of property and equipment and distributions to Unitholders. The increase in other current assets was primarily the result of increased well equipment inventory acquired for wells scheduled to be drilled in the upcoming year. The decrease in accrued expenses was primarily the result of less payroll and retirement plan contributions accrued. The decrease in accounts and notes receivable from employees was primarily the result of an employee settling his entire balance in January 2010. The increase in accounts payable was primarily the result of increased drilling payables and joint venture payables related to the current year’s drilling program, as well as additional production and related other payables.
The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2010. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual Repurchase Rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $5.7 million in July 2010.

The Company’s cash flow from operations before the change in working capital was $12.1 million, an increase of $2.4 million, or 25%, during the six months ended June 30, 2010, as compared to the same period in 2009. Changes in working capital from operations other than cash and cash equivalents decreased cash by $738,000 during the six months ended June 30, 2010, due primarily to an increase in other current assets and decrease in accrued expenses, offset somewhat by an increase in accounts payable.
Cash flows provided by operating activities was $11.3 million for the six months ended June 30, 2010. Cash was primarily used in investing and financing activities to purchase property and equipment and pay distributions to Unitholders.
Management of the Company believes existing cash flows should be sufficient to meet the short-term funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual Repurchase Right and the payment of quarterly distributions.
The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.01 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $8.67 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. The Company entered into no new contracts with Dominion or IGS during the six months ended June 30, 2010.

Results of Operations
The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2010 and 2009. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenues:
Oil and gas sales	98%	98%	98%	98%
Well management and operating	2	2	2	2

Total revenues	100%	100%	100%	100%

Expenses:
Production costs	13%	15%	14%	17%
Well management and operating	1	1	1	1
Depreciation, depletion and amortization	34	32	28	30
Accretion expense	1	1	1	1
General and administrative	9	9	8	9
Income taxes	1	1	1	1

Total expenses	59%	59%	53%	59%

Net income	41%	41%	47%	41%

Revenues for the three and six months ended June 30, 2010 increased $286,000 and $2.4 million, respectively, compared to the same periods in 2009. These increases were primarily due to increases in oil and gas sales during the three and six months ended June 30, 2010, as compared to the same periods in 2009.
Oil and gas sales increased $276,000, or 5%, during the three months ended June 30, 2010 compared to the same period in 2009. Oil and gas sales increased $2.4 million, or 19%, during the six months ended June 30, 2010 compared to the same period in 2009. Higher natural gas and crude oil prices, as well as higher natural gas volumes produced, were primarily responsible for the increases in oil and gas sales during the three and six month periods ending June 30, 2010, as compared to the same periods in 2009.
Production costs decreased $107,000, or 12%, during the three months ended June 30, 2010 compared to the same period in 2009. Production costs decreased $101,000, or 4%, during the six months ended June 30, 2010 compared to the same period in 2009. These decreases were primarily the result of decreases in costs to operate and manage the Company’s producing oil and gas properties.

Depreciation, depletion and amortization increased $266,000, or 13%, during the three months ended June 30, 2010 compared to the same period in 2009. Depreciation, depletion and amortization increased $589,000, or 15%, during the six months ended June 30, 2010 compared to the same period in 2009. The primary reasons for these increases are the result of lower oil and gas reserves and higher natural gas volumes produced. The decrease in oil and gas reserves was primarily the result of lower crude oil and natural gas prices at December 31, 2009, the most recent valuation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2008, the prior valuation date.
General and administrative expenses increased $87,000, or 17%, during the three months ended June 30, 2010 compared to the same period in 2009. General and administrative expenses increased $160,000, or 14%, during the six months ended June 30, 2010 compared to the same period in 2009. The primary reasons for these increases are due to higher overhead expenses associated with ongoing administration and additional costs incurred to comply with regulatory requirements such as Sarbanes-Oxley. Specific categories of expenses that have increased include accounting, auditing, consulting, legal, property and liability insurance, health benefits, and postage.
Income tax expenses decreased $39,000 and $78,000, or 43%, during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The primary reason for these decreases is due to lesser income taxes projected due for the current period.
The Company reported net income of $2.7 million, an increase of $99,000, or 4%, during the three months ended June 30, 2010 compared to the same period in 2009. The Company reported net income of $7.3 million, an increase of $1.8 million, or 34%, during the six months ended June 30, 2010 compared to the same period in 2009. The increases in oil and gas sales were primarily responsible for these increases in net income. Net income represented 41% of total revenue during the three months ended June 30, 2010 and 2009. Net income represented 47% and 41% of total revenue during the six months ended June 30, 2010 and 2009, respectively.
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

Forward-Looking Statements
Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, words such as “expects,” “anticipate,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the weather in the Northeast Ohio area and the ability to locate economically productive oil and gas prospects for development by the Company. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
(b) Changes in internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc General Partner

	By:	everflow management corporation Managing Member

August 13, 2010	By:	/s/ Brian A. Staebler Brian A. Staebler
Vice President and Principal Financial and Accounting Officer
(Duly Authorized Officer)