Form 10-Q
period 2010-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2010-11-12
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 5,618,867 Units of limited partnership interest of the registrant as of November 10, 2010.  The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of September 30, 2010.

EVERFLOW EASTERN PARTNERS, L.P.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009

ASSETS	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

CURRENT ASSETS
Cash and equivalents	$18,054,655	$16,610,772
Accounts and notes receivable:
Production	4,409,731	5,143,587
Employees (including notes receivable)	126,202	544,909
Joint venture partners	59,156	62,365
Other	374,362	88,980
Total current assets	23,024,106	22,450,613

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	172,793,013	169,904,570
Pipeline and support equipment	573,775	555,564
Corporate and other	2,009,485	2,037,170
	175,376,273	172,497,304

Less accumulated depreciation, depletion, amortization and write down	130,446,821	124,791,532
	44,929,452	47,705,772

OTHER ASSETS
Employees' accounts and notes receivable	404,312	396,700
Other	77,546	77,546
	481,858	474,246

	$68,435,416	$70,630,631

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009

LIABILITIES AND PARTNERS' EQUITY	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

CURRENT LIABILITIES
Accounts payable	$1,726,307	$1,555,798
Accrued expenses	787,308	1,112,290
Total current liabilities	2,513,615	2,668,088

DEFERRED INCOME TAXES	293,000	320,000

ASSET RETIREMENT OBLIGATIONS	5,283,958	5,069,368

COMMITMENTS AND CONTINGENCIES	-	-

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,618,867 and 5,621,851 Units, respectively	59,632,736	61,835,159

GENERAL PARTNER'S EQUITY	712,107	738,016
Total partners' equity	60,344,843	62,573,175

	$68,435,416	$70,630,631

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009
REVENUES
Oil and gas sales	$5,600,492	$6,596,498	$21,021,121	$19,607,724
Well management and operating	144,565	138,227	450,524	423,621
Other	1,181	659	1,735	1,996
Total revenues	5,746,238	6,735,384	21,473,380	20,033,341

DIRECT COST OF REVENUES
Production costs	1,071,996	1,057,916	3,242,919	3,329,533
Well management and operating	66,981	53,175	206,691	174,757
Depreciation, depletion and amortization	2,251,430	1,643,693	6,769,290	5,572,480
Accretion expense	77,200	94,000	278,000	275,800
Total direct cost of revenues	3,467,607	2,848,784	10,496,900	9,352,570

GENERAL AND ADMINISTRATIVE EXPENSE	509,045	597,751	1,833,013	1,761,342
Total cost of revenues	3,976,652	3,446,535	12,329,913	11,113,912

INCOME FROM OPERATIONS	1,769,586	3,288,849	9,143,467	8,919,429

OTHER INCOME
Interest income	20,244	10,150	70,391	52,706
Gain on sale of property and equipment	56,070	-	76,194	-
Total other income	76,314	10,150	146,585	52,706

INCOME BEFORE INCOME TAXES	1,845,900	3,298,999	9,290,052	8,972,135

INCOME TAX EXPENSE (BENEFIT)
Current	30,000	50,000	150,000	250,000
Deferred	(9,000)	(10,000)	(27,000)	(30,000)
Total income tax expense	21,000	40,000	123,000	220,000

NET INCOME	$1,824,900	$3,258,999	$9,167,052	$8,752,135

Allocation of Partnership Net Income
Limited Partners	$1,803,358	$3,220,563	$9,058,913	$8,648,938
General Partner	21,542	38,436	108,139	103,197

	$1,824,900	$3,258,999	$9,167,052	$8,752,135

Net income per unit	$0.32	$0.58	$1.61	$1.54

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009

PARTNERS' EQUITY - JANUARY 1	$62,573,175	$75,757,349

Net income	9,167,052	8,752,135

Cash distributions ($2.00 per unit in 2010 and $2.50 per unit in 2009)	(11,374,914)	(14,226,036)

Repurchase Right - Units tendered	(40,940)	(27,033)

Option Repurchase Plan - options exercised	20,470	-

PARTNERS' EQUITY - SEPTEMBER 30	$60,344,843	$70,256,415

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,167,052	$8,752,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,830,490	5,637,556
Accretion expense	278,000	275,800
Gain on sale of property and equipment	(76,194)	-
Deferred income taxes	(27,000)	(30,000)
Changes in assets and liabilities:
Accounts receivable	737,065	3,055,597
Other current assets	(285,382)	(73,000)
Accounts payable	185,104	8,451
Accrued expenses	(431,592)	(211,140)
Total adjustments	7,210,491	8,663,264
Net cash provided by operating activities	16,377,543	17,415,399

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	522,704	174,851
Advances disbursed to employees	(111,609)	(100,744)
Purchase of property and equipment	(3,998,843)	(2,573,336)
Proceeds on sale of property and equipment	49,472	-
Net cash used by investing activities	(3,538,276)	(2,499,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(11,374,914)	(14,226,036)
Proceeds from options excercised	20,470	-
Repurchase of units	(40,940)	(27,033)
Net cash used by financing activities	(11,395,384)	(14,253,069)

NET INCREASE IN CASH AND EQUIVALENTS	1,443,883	663,101

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	16,610,772	14,451,825

CASH AND EQUIVALENTS AT END OF PERIOD	$18,054,655	$15,114,926

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$238,581	$220,506

Additions to proved properties reflect changes in accounts payable (see Note 2) and asset retirement obligations (see Note 1.E.).

See notes to unaudited consolidated financial statements.

Index

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

B.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates impacting the Company’s financial statements include revenue and expense accruals and oil and gas reserve quantities.  In the oil and gas industry, and especially as related to the Company’s natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product.  Consequently, accounts receivable from production and oil and gas sales are recorded using estimated production volumes and market or contract prices.  Differences between estimated and actual amounts are recorded in subsequent period’s financial results.  As is typical in the oil and gas industry, a significant portion of the Company’s accounts receivable from production and oil and gas sales consists of unbilled receivables.  Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of oil and gas wells and also impact the timing and costs associated with asset retirement obligations.   The Company’s estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company’s results of operations and financial position.

Index

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow.  The members of EML are Everflow Management Corporation ("EMC"); two individuals who are officers and directors of EEI and employees of Everflow; one individual who is the Chairman of the Board of EEI; one individual who is an employee of Everflow; and one private limited liability company co-managed by an individual who is a director of EEI.  EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.  EML holds no assets other than its general partner’s interest in Everflow.   In addition, EML has no separate operations or role apart from its role as the Company’s general partner.

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

E.
Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

Index

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

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2010 and 2009:

	Asset Retirement Obligations Nine Months Ended September 30,

	2010	2009

Beginning of period	$5,379,368	$4,767,665
Liabilities incurred	43,200	12,600
Liabilities settled	(106,610)	-
Accretion expense	278,000	275,800

End of period	$5,593,958	$5,056,065

At September 30, 2010 and December 31, 2009, asset retirement obligations of $5,593,958 and $5,379,368 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets.  The current portion of the asset retirement obligations was $310,000 at September 30, 2010 and December 31, 2009.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.
Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured.  The Company utilizes the sales method to account for gas production volume imbalances.  Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf.  The Company had no material gas imbalances at September 30, 2010 and December 31, 2009.  Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

G.
Income Taxes – Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, will be allocated directly to its respective partners.  The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow’s assets and liabilities due to separate elections that were made by owners of the working interests and limited partnership interests that comprised the Programs.

The Company believes that it has appropriate support for any tax positions taken and, as such, does not have any uncertain tax positions that are material to the financial statements.  The Company's tax returns are subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities, generally for three years after they are filed.

Index

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented.  Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,618,867 and 5,620,856 for the three and nine months ended September 30, 2010, respectively, and 5,621,851 and 5,623,479 for the three and nine months ended September 30, 2009, respectively.

I.	Subsequent Events - Everflow paid a cash distribution in October 2010 of $0.50 per Unit. The distribution amounted to approximately $2,843,000.

In November 2010, the Company agreed to sell their deep rights in certain Ohio properties for cash consideration net to the Company of approximately $35 million to $36 million, subject to acreage and closing adjustments (the “Disposition”).  The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement.  The Company anticipates closing the Disposition during the second quarter of 2011, subject to fulfillment of closing conditions, though there can be no assurance that all of the conditions to closing the Disposition will be satisfied.

J.
New Accounting Standards - In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”).  ASU 2010-20 requires new disclosures about financing receivables and related credit risk on a disaggregated basis, excluding short-term trade accounts receivables.  The disclosures will be effective for financial statements issued for fiscal years ending on or after December 15, 2010.  The Company is currently evaluating the potential impact of ASU 2010-20 on the financial statements.

The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2.                   Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2010, and December 31, 2009:

	September 30, 2010	December 31, 2009

Accounts Payable:
Production and related other	$1,233,096	$1,094,026
Other	382,782	380,832
Drilling	66,345	80,940
Joint venture partners	44,084	-
	$1,726,307	$1,555,798

Accrued Expenses:
Payroll and retirement plan contributions	$394,191	$663,270
Current portion of asset retirement obligations	310,000	310,000
Federal, state and local taxes	83,117	139,020
	$787,308	$1,112,290

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

Index

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right.  The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units.  The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports.  The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder.  The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs).  If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period.  The price associated with the Repurchase Right, based upon the December 31, 2009 calculation, is $6.86 per Unit, net of the distributions made in January 2010 ($0.50 per Unit) and April 2010 ($0.50 per Unit).  The repurchase of Units of $40,940 was paid in July 2010.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Partners’ Equity (continued)

Units repurchased pursuant to the Repurchase Right for each of the last four years are as follows:

Year	Calculated Price for Repurchase Right	Less Interim Distributions	Net Price Paid	# of Units Repurchased	Units Outstanding Following Repurchase

2007	$14.88	$2.00	$12.88	826	5,643,268
2008	$17.75	$1.50	$16.25	18,975	5,624,293
2009	$12.57	$1.50	$11.07	2,442	5,621,851
2010	$7.86	$1.00	$6.86	5,968	5,615,883

At June 30, 2010, the Company granted a total of 2,984 options to two officers and one employee, of which all were exercised on the same date (see Note 8).  There were 5,618,867 Units outstanding on June 30, 2010 after the exercise of these options.

There were no instruments outstanding at September 30, 2010 or September 30, 2009 that would potentially dilute net income per Unit.

Note 5.	Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011.  The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.01 per MCF.  The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011.  The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $8.67 per MCF.  Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price.  The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.  The Company entered into no new contracts with Dominion or IGS during the nine months ended September 30, 2010.

Index

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production.  The loans carry no loan forgiveness provisions, and no loans have ever been forgiven.  The loans accrue interest at the prime rate, which was 3.25% at September 30, 2010.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.                   Related Party Transactions (continued)

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002.  At September 30, 2010 and December 31, 2009, the Company has extended various loans, evidenced by notes, to two and three employees, respectively, with origination dates ranging from December 2007 to December 2009.  There have been no subsequent extensions or modifications to any of these notes since their original date of issuance.  Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2010), amounted to $530,514 and $941,609 at September 30, 2010 and December 31, 2009, respectively.

In January 2010, one employee settled his entire loan balance in full by selling working interests in well properties he owned to the Company for a total purchase price of $270,000 and by paying cash of $141,700.

Note 8.                   Option Repurchase Plan

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to repurchase certain Units to select officers and employees (the “Participants”).  The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company.  The Plan is designed to align directly the financial interests of the Participants with the financial interests of the Unitholders.  On June 30, 2010, the Company granted a total of 2,984 options to two officers and one employee, of which all were exercised on the same date.  Compensation expense associated with these grants was not material to the financial statements.

Index

Part I:  Financial Information

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$20,511	31%	$19,782	29%
Property and equipment (net)	44,929	68	47,706	70
Other	482	1	474	1
Total	$65,922	100%	$67,962	100%

Deferred income taxes	$293	-%	$320	-%
Long-term liabilities	5,284	8	5,069	8
Partners' equity	60,345	92	62,573	92
Total	$65,922	100%	$67,962	100%

Working capital of $20.5 million as of September 30, 2010 represented an increase of $729,000 from December 31, 2009, due primarily to increases in cash and equivalents and other current assets, as well as a decrease in accrued expenses, offset somewhat by decreases in accounts and notes receivable from production and employees and an increase in accounts payable.  The increase in cash and equivalents was primarily the result of cash provided by operating activities and from proceeds received on receivables from employees, less purchases of property and equipment and distributions to Unitholders.  The increase in other current assets was primarily the result of increased well equipment inventory acquired for wells scheduled to be drilled in the upcoming year.  The decrease in accrued expenses was primarily the result of less payroll and retirement plan contributions accrued.  The decrease in accounts receivable from production was primarily due to decreases in natural gas prices, as well as a decrease in production volumes.  The decrease in accounts and notes receivable from employees was primarily the result of an employee settling his entire balance in January 2010.  The increase in accounts payable was primarily the result of increased joint venture payables related to the current year’s drilling program and additional production and related other payables.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances.  The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 10, 2010.  The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual Repurchase Rights.  The Company has no current alternate financing plan, nor does it anticipate that one will be necessary.  The Company used cash on hand to fund the payment of a distribution amounting to approximately $2.8 million in October 2010.

Index

 The Company’s cash flow from operations before the change in working capital was $16.2 million, an increase of $1.5 million, or 11%, during the nine months ended September 30, 2010, as compared to the same period in 2009.  Changes in working capital from operations other than cash and cash equivalents increased cash by $205,000 during the nine months ended September 30, 2010, due primarily to a decrease in accounts receivable from production and an increase in accounts payable, offset by an increase in other current assets and a decrease in accrued expenses.

Cash flows provided by operating activities was $16.4 million for the nine months ended September 30, 2010.  Cash was primarily used in investing and financing activities to purchase property and equipment and pay distributions to Unitholders.

Management of the Company believes existing cash flows should be sufficient to meet the short-term funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual Repurchase Right and the payment of quarterly distributions.

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011.  The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $7.95 to $9.01 per MCF.  The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2011.  The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $8.05 to $8.67 per MCF.  Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price.  The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.  The Company entered into no new contracts with Dominion or IGS during the nine months ended September 30, 2010.

Index

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2010 and 2009.  All items in the table are calculated as a percentage of total revenues.  This table should be read in conjunction with the discussions of each item below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Oil and gas sales	97%	98%	98%	98%
Well management and operating	3	2	2	2
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	19%	16%	15%	16%
Well management and operating	1	1	1	1
Depreciation, depletion and amortization	39	24	31	28
Accretion expense	1	1	1	1
General and administrative	9	9	9	9
Income taxes	-	1	1	1
Total expenses	69%	52%	58%	56%

Other income	1%	-%	1%	-%

Net income	32%	48%	43%	44%

Revenues for the three months ended September 30, 2010 decreased $1.0 million compared to the same period in 2009.  This decrease was primarily due to a decrease in oil and gas sales during the three month period ended September 30, 2010, as compared to the same period in 2009.  Revenues for the nine months ended September 30, 2010 increased $1.4 million compared to the same period in 2009.  This increase was primarily due to an increase in oil and gas sales during the nine months ended September 30, 2010, as compared to the same period in 2009.

Oil and gas sales decreased $1.0 million, or 15%, during the three months ended September 30, 2010 compared to the same period in 2009.  This decrease was primarily the result of lower natural gas and crude oil volumes produced during the three month period ended September 30, 2010 as compared to the same period in 2009.  Lower production volumes were the result of operated properties being shut-in during the three month period ended September 30, 2010 that weren’t shut-in during the comparable period in 2009, as well as less volumes produced by outside operated properties during the three month period ended September 30, 2010 as compared to the comparable period in 2009.  Oil and gas sales increased $1.4 million, or 7%, during the nine months ended September 30, 2010 compared to the same period in 2009.  This increase was primarily the result of both higher natural gas and crude oil prices received, as well as higher natural gas volumes produced, during the nine month period ended September 30, 2010 as compared to the same period in 2009.

Index

Production costs decreased $87,000, or 3%, during the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease was primarily the result of decreases in costs to operate and manage the Company’s producing oil and gas properties.

Depreciation, depletion and amortization increased $608,000, or 37%, during the three months ended September 30, 2010 compared to the same period in 2009.  Depreciation, depletion and amortization increased $1.2 million, or 21%, during the nine months ended September 30, 2010 compared to the same period in 2009.  The primary reason for these increases is the result of lower oil and gas reserves.  The decrease in oil and gas reserves was primarily the result of lower crude oil and natural gas prices at December 31, 2009, the most recent valuation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2008, the prior valuation date.

General and administrative expenses decreased $89,000, or 15%, during the three months ended September 30, 2010 compared to the same period in 2009.  The primary reason for the decrease during this three month period was due to lesser accounting and consulting expenses resulting from the permanent exemption of Section 404(b) of the Sarbanes-Oxley Act of 2002, which was signed into law during July 2010.  General and administrative expenses increased $72,000, or 4%, during the nine months ended September 30, 2010 compared to the same period in 2009.  The primary reasons for these increases were due to higher overhead expenses associated with ongoing administration and additional costs incurred to comply with regulatory requirements.  Specific categories of expenses that have increased during this nine month period include consulting, legal, property and liability insurance, health benefits, and postage.

The Company recognized gain on sale of property and equipment of $56,000 and $76,000 during the three and nine month periods ended September 30, 2010, respectively.  These gains were primarily the result of the sale of seven and ten oil and gas properties during the three and nine month periods ended September 30, 2010, respectively.  No gain on sale of property and equipment was recognized during 2009.

Income tax expense decreased $19,000, or 48%, during the three month period ended September 30, 2010, compared to the same period in 2009.  Income taxes decreased $97,000, or 44%, during the nine months ended September 30, 2010, compared to the same period in 2009.  The primary reason for these decreases is due to lesser income taxes projected due for the current period.

The Company reported net income of $1.8 million, a decrease of $1.4 million, or 44%, during the three months ended September 30, 2010 compared to the same period in 2009.  The decrease in oil and gas sales and increase to depreciation, depletion and amortization were primarily responsible for this decrease in net income.  The Company reported net income of $9.2 million, an increase of $415,000, or 5%, during the nine months ended September 30, 2010 compared to the same period in 2009.  The increase in oil and gas sales, which was offset somewhat by the increase to depreciation, depletion and amortization, was primarily responsible for this increase in net income.  Net income represented 32% and 48% of total revenue during the three months ended September 30, 2010 and 2009, respectively.  Net income represented 43% and 44% of total revenue during the nine months ended September 30, 2010 and 2009, respectively.

Index

Recent Developments

On November 3, 2010, the Company signed a letter agreement with Ohio Buckeye Energy, L.L.C. (the “Purchaser”), whereby the Company has agreed to sell the Company’s deep rights in certain Ohio properties totaling approximately 28,000 acres, which includes the depths below the stratigraphic equivalent of the top of the Queenston Formation (the “Disposition”), to the Purchaser for cash consideration net to the Company of approximately $35 million - $36 million, subject to acreage and closing adjustments.  The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the letter agreement.  The Company anticipates closing the Disposition during the second quarter of 2011, subject to fulfillment of closing conditions.  There can be no assurance that all of the conditions to closing the Disposition will be satisfied.

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

Index

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

Index

Part II.  Other Information

Item 6.	EXHIBITS

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, L.P.
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

November 12, 2010	By:	/s/ Brian A. Staebler
Vice President and Principal Financial and Accounting Officer (Duly Authorized Officer)