Form 10-K
period 2010-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2011-03-29
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-19279

EVERFLOW EASTERN PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	34-1659910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

585 West Main Street
P.O. Box 629
Canfield, Ohio	44406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  330-533-2692
Securities registered pursuant to Section 12(b) of the Act.

Name of each exchange
Title of each class	on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐ No ☒

There were 4,431,511 Units of Limited Partnership Interest held by non-affiliates of the Registrant as of June 30, 2010.  At June 30, 2010, there was no public market for the Registrant’s Units of Limited Partnership Interest.  The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2010.

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

Current Operations.   The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania.  Approximately 78% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2010 are attributable to natural gas reserves.  The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 436 (net) wells.  The Company serves as the operator of approximately 60% of the gross wells and 76% of the net wells which comprise the Company’s properties.

The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted.  However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

Contract for Sale of Deep Rights.  In November 2010, the Company signed a letter agreement with Ohio Buckeye Energy, L.L.C. (the “Purchaser”), whereby the Company has agreed to sell the Company’s deep rights in certain Ohio properties totaling acreage not expected to exceed 28,000 acres, which are described as the depths below the stratigraphic equivalent of the top of the Queenston Formation (the “Disposition”), to the Purchaser for cash consideration net to the Company not expected to exceed $35 million, subject to acreage and closing adjustments, which could reduce the purchase price.  The Disposition includes no producing reserves, and the Company will retain the rights to the shallower reserves of the acreage subject to the letter agreement.  The Company anticipates closing the Disposition during the fourth quarter of 2011, subject to fulfillment of closing conditions.  There can be no assurance that all of the conditions to closing the Disposition will be satisfied and that the transaction will actually be consumated.

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

Acquisition of Prospects.   The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company.  The Company makes additions to such leasehold inventory on an on-going basis.  The Company may also acquire leases from third parties.  Prior to 2000, EEI generated approximately 90% of the prospects which were drilled.  Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators.  As of December 31, 2010, the Company’s current leasehold inventory consists of approximately 71 prospects in various stages of maturity representing approximately 1,391 net acres under lease.

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

Acquisition of Producing Properties.   As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities.  The Company acquired 1.13 and 1.98 net producing oil and gas properties during 2010 and 2009, respectively.

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

Funding for Activities.   The Company finances its current operations, including undeveloped leasehold acquisition activities, through cash generated from operations.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.”

The Company is permitted to incur indebtedness for any partnership purpose.  It is currently anticipated that any such indebtedness would consist primarily of borrowings from commercial banks.  The Company and EEI had no borrowings during 2010 or 2009 and no principal indebtedness was outstanding as of March 20, 2011.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

Although the Company’s Amended and Restated Agreement of Limited Partnership dated as of February 10, 2010 (the “Partnership Agreement”) does not contain any specific restrictions on borrowings, the Company has no specific plans to borrow for the acquisition of producing oil and gas properties.  The Company expects that borrowings may be necessary to enable it to repurchase Units tendered in connection with the Repurchase Right (as defined under [ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES]).  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

The Company owns a significant amount of oil and gas reserves.  The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows).  However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount.  Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount.  The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2010, which aggregate $61,258,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil.   Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area.  Generally, purchase contracts for the sale of crude oil are cancelable on 30 days notice.  The price paid by these purchasers is generally an established or “posted” price which is offered to all producers.  All posted prices in the areas where the Company’s properties are located are generally somewhat lower than the spot market prices, although there have been substantial fluctuations in crude oil prices in recent years, including 2010.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008.  As of March 20, 2011, $95.25 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation.  There can be no assurance that prices will not be subject to continual fluctuations.  Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, and the possibility of supply interruptions.  To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas.   The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations.  Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers.  During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies.  This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin.  During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage.  During the second half of 2008 and through 2010, excess natural gas supplies resulted from the combination of increased production from independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and  recession.  From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002, the Company has had and continues to have numerous annual contracts with Dominion, which obligate Dominionto purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods.  The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price.  The Company has elected to lock-in various monthly quantities of natural gas which total 1.28 BCF through October 2012 at various monthly weighted-average prices ranging from $5.37 to $7.07 per MCF.

The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods.  The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price.  The Company has elected to lock-in various monthly quantities of natural gas which total .86 BCF through October 2012 at various monthly weighted-average prices ranging from $5.23 to $7.25 per MCF.

A summary of the Company’s locked-in volumes and prices with Dominion and IGS by year is as follows:

	Dominion		IGS		Total
Year Ending December 31:	BCF	Weighted- Average Price/MCF	BCF	Weighted- Average Price/MCF	BCF	Weighted- Average Price/MCF

2011	0.90	$6.60	0.62	$6.77	1.52	$6.67
2012	0.38	5.43	0.24	5.36	0.62	5.40

	1.28	$6.25	0.86	$6.38	2.14	$6.30

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed to by the Company from time to time.   Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price plus basis adjustments, as per the contracts.  These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles.  As of December 31, 2010, natural gas purchased by Dominion covers production from approximately 540 gross wells, while natural gas purchased by IGS covers production from approximately 240 gross wells.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Inflation and Changes in Prices.”

For the year ended December 31, 2010, with the exception of Dominion and IGS, which accounted for approximately 47% and 24%, respectively, of the Company’s natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company’s gas sales.  The Company expects that Dominion and IGS will be the only material natural gas customers for fiscal 2011.

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

Competition. The oil and gas industry is highly competitive in all of its phases.  The Company encounters strong competition from major and independent oil and gas companies in acquiring economically desirable prospects as well as in marketing production therefrom and obtaining external financing.  Major oil and gas companies, independent concerns, drilling and production purchase programs and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties.  Many of the Company’s competitors have financial resources, personnel and facilities substantially greater than those of the Company.

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

Employees. As of March 20, 2011, the Company had 20 full-time and 4 part-time employees.  These employees primarily are engaged in the following areas of business operations: six each in land and lease acquisition, field operations, accounting, and administration.

ITEM 1A.               RISK FACTORS

Not a required disclosure for a Smaller Reporting Company.

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

•
report oil and gas reserves using an un-weighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing. This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date;

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

 The Company has complied with these disclosure requirements beginning with the year ended December 31, 2009.

Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to our direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to our percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Western Pennsylvania. For the years ended December 31, 2010 and 2009, we based our estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of 2010 and 2009, respectively,  and then applied any basis adjustments specifically applicable to each oil and gas property based on location and pricing details.  The natural gas prices used in the estimation of proved reserves, excluding the effect of contractual obligations,  were $4.56 and $4.13 at December 31, 2010 and 2009, respectively, and the crude oil prices used in the estimation of proved reserves were $72.64 and $55.13 at December 31, 2010 and 2009, respectively.

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

The preparation of our natural gas and crude oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2010, we retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of our crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2010. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies.  There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2010 or 2009.

Proved Reserves.(1)   The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2010.

	Oil (BBLS)	Gas (MCF)
Proved Developed	631,000	35,332,000
Proved Undeveloped	-	-
Total	631,000	35.332,000

(1)
The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2010.  A reconciliation of the Company’s proved reserves is included in the Notes to the Financial Statements.

Standardized Measure of Discounted Future Net Cash Flows.(1)   The following table summarizes, as of December 31, 2010, the oil and gas reserves attributable to the oil and gas properties owned by the Company.  The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2010 discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$204,955
Future production and development costs	(86,394)
Future asset retirement obligations, net of salvage	(11,622)
Future income tax expense	(2,254)

Future net cash flows	104,685
Effect of discounting future net cash flows at 10% per annum	(43,427)
Standardized measure of discounted future net cash flows	$61,258

(1)	See the Notes to the Financial Statements for additional information.

Production.   The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2010 and 2009:

	Production		Average Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCFS)	per BBL	per MCF	per Equivalent MCF(1)

2010	65,000	3,159,000	$72.49	$6.92	$1.20
2009	69,000	2,955,000	52.56	7.50	1.29

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells.   The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2010:

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
194	1,248	1,442	108	775	883

(1)	Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.

Acreage.   The Company had approximately 58,400 gross developed acres and 37,900 net developed acres as of December 31, 2010.  Developed acreage is that acreage assignable to productive wells.  The Company had approximately 1,391 gross and net proved undeveloped acres as of December 31, 2010.

Drilling Activity.   The following table sets forth the results of drilling activities during 2010 and 2009 on properties owned by the Company.  Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net

2010	28	12.04	1	0.91
2009	15	3.40	-	-

 (1)    All wells are located in the United States.  All wells are development wells.

       No exploratory wells were drilled.

Present Activities.  The Company has drilled 1 gross and .45 net development wells since December 31, 2010.  As of March 20, 2011, the Company had no wells in the process of being drilled.

Delivery Commitments.  The Company has entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain contract wells.  The contract wells comprised approximately 71% of the Company’s natural gas sales during 2010.  In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters.  The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.                  REMOVED AND RESERVED

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of EEI and EMC as of March 20, 2011 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

William A. Siskovic	55	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	36	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

William A. Siskovic has served as President and Principal Executive Officer of EEI and EMC since January 2010.  Brian A. Staebler has served as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director of EEI and EMC since January 2010.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units.  At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units.  As of March 20, 2011, there were 5,618,867 Units held by 1,392 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991.  Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer.  The Company has paid a quarterly distribution every quarter since July 1991.  The Company paid total cash distributions of $2.50 and $3.00 per Unit during 2010 and 2009, respectively.  Based upon the current number of Units outstanding, the aggregate value of a quarterly distribution of $0.50 per Unit made to our holders of record (“Holders”) would amount to approximately $2,843,000.  The Company made a distribution of $0.50 per Unit in January 2011 and currently intends to make a distribution of $0.50 per Unit in April 2011 and additional distributions in July and October 2011.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”).  The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units.  The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement.  The Company accepted an aggregate of 5,968 and 2,442 of its Units of limited partnership interest at a price of $6.86 and $11.07 per Unit pursuant to the terms of the Company’s Offers to Purchase dated April 30, 2010 and 2009, respectively.  See Note 4 in the Company’s financial statements for additional information on the Repurchase Right.

ITEM 6.	SELECTED FINANCIAL DATA

Not a required disclosure for a Smaller Reporting Company.

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

The General Partner is a limited liability company.  The members of the General Partner are Everflow Management Corporation, an Ohio Corporation ("EMC"); two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company that is co-managed by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes.

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$20,086	31%	$19,782	29%
Property and equipment (net)	43,795	68	47,706	70
Other	487	1	474	1
Total	$64,368	100%	$67,962	100%

Deferred income taxes	$284	-%	$320	-%
Long-term liabilities	5,499	9	5,069	8
Partners' equity	58,585	91	62,573	92
Total	$64,368	100%	$67,962	100%

Working capital surplus of $20.1 million as of December 31, 2010 represented a $304,000 increase from December 31, 2009 due primarily to an increase in cash and equivalents of $3.1 million, offset somewhat by a decrease in accounts receivable from production of $708,000 and increases to accounts payable of $1.2 million and deferred revenue of $1 million.  Accounts receivable from production decreased $708,000 primarily due to lower natural gas prices in the fourth quarter of 2010 as compared to natural gas prices in the fourth quarter of 2009.  Accounts payable increased $1.2 million primarily due to increases in payables due for production, joint venture partners and drilling costs.  Deferred revenue increased $1 million due to the Company’s pending sale of its deep property rights.

The Company had a revolving credit facility with Bank One, N.A. that expired in 2003, and has had no borrowings since that time.  The Company expects to have more than $5 million of cash available to fund the Repurchase Right in 2011.  As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed.  In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit.  We cannot provide any assurance as to the availability of any such line of credit under current market conditions.  The Company repurchased 5,968 Units at a price of $6.86 per Unit on June 30, 2010.

Cash Flows from Operating, Investing and Financing Activities

The Company generated almost all of its cash sources from operating activities.  During the years ended 2010 and 2009, cash provided by operations was used primarily to fund the development of additional oil and gas properties and distributions to Unitholders.

The following table summarizes the Company’s Statements of Cash Flows for the years ended December 31, 2010 and 2009:

	2010		2009
	Dollars	%	Dollars	%
	(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$10,251	48%	$3,913	18%
Adjustments	9,910	47	15,331	70
Cash flow from operations before working capital changes	20,161	95	19,244	88
Changes in working capital	1,134	5	2,657	12
Net cash provided by operating activities	21,295	100	21,901	100

Investing Activities:
Proceeds received from employees' notes receivables	549	2	217	1
Advances disbursed to employees	(259)	(1)	(113)	-
Proceeds from deferred revenue	1,000	5	-	-
Purchase of property and equipment	(5,506)	(26)	(2,971)	(14)
Proceeds from sale of property and equipment	210	1	223	1
Net cash used by investing activities	(4,006)	(19)	(2,644)	(12)

Financing Activities:
Distributions	(14,218)	(67)	(17,071)	(78)
Repurchase and retirement of Units	(41)	-	(27)	-
Options exercised	20	-	-	-
Net cash used by financing activities	(14,239)	(67)	(17,098)	(78)

Net increase in cash and equivalents	$3,050	14%	$2,159	10%

Note:
All items in the previous table are calculated as a percentage of total cash sources.  Total cash sources include the following items, if positive:  cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes during 2010 and 2009 represented 95% and 88% of total cash sources, respectively.  Changes in working capital other than cash and equivalents increased cash by $1.1 million and $2.7 million during 2010 and 2009, respectively.  The primary reasons for the increase in 2010 were due to a decrease in accounts receivable from production resulting from lower natural gas prices in the fourth quarter of 2010 as compared to natural gas prices in 2009 and an increase in accounts payable due primarily to increases in payables due for production, joint venture partners and drilling costs.  The effects of the decrease in accounts receivable from production and increase in accounts payable were offset somewhat by an increase to other current assets and a decrease in accrued expenses resulting primarily from a decrease in the current portion of  asset retirement obligations and less federal, state and local taxes due.  The primary reason for the increase in 2009 was due to a decrease in accounts receivable from production resulting from lower natural gas prices in the fourth quarter of 2009 as compared to natural gas prices in the fourth quarter of 2008, as well as due to lower natural gas volumes produced in the fourth quarter of 2009 as compared to natural gas volumes produced in the fourth quarter of 2008.

The Company’s cash flows used by investing activities increased $1.4 million, or 52%, during 2010 as compared with 2009.  The primary reason for the increase in cash flows used by investing activities in 2010 was due to an increase in the purchase of property and equipment.  This increase was partially offset by an increase in proceeds received from deferred revenue.  The purchase of property and equipment increased $2.5 million, or 85%, during 2010 as compared with 2009.  Proceeds received from deferred revenue were for the Company’s November 2010 sale of its deep property rights.

The Company’s cash flows used by financing activities decreased $2.9 million, or 17%, during 2010 as compared with 2009, which was primarily the result of less distributions made to Unitholders made in 2010 as compared to 2009.

The Company’s ending cash and equivalents balance of $19.7 million at December 31, 2010, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements.  The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2011.  The Company has paid a quarterly distribution every quarter since July 1991.  The Company made a distribution of $2.8 million in January 2011 and currently intends to distribute an additional $2.8 million in April 2011 from existing cash and equivalents.

Capital expenditures for the development of oil and gas properties increased during 2010 as compared to 2009.  The Company drilled or participated in the drilling of 29 drill sites in 2010.  The Company’s share of these drill sites amounts to 12.95 net developed properties.  The Company’s share of proved gas reserves increased by 3.8 BCF, or 12%, between December 31, 2010 and December 31, 2009, while proved oil reserves increased by 29,000 barrels, or 5%, between December 31, 2010 and December 31, 2009.  The Company continues to develop primarily natural gas fields, as represented by the discovery of 2.0 BCF of natural gas versus 52,000 barrels of crude oil during 2010.  The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves increased by $11.6 million between December 31, 2009 and December 31, 2010.  The primary reasons for this increase were due to new discoveries and increases in natural gas and crude oil prices and related upward revisions in quantities of oil and gas reserves between December 31, 2009 and December 31, 2010.  Management believes the Company will likely drill or participate in the drilling of 1 to 10 net wells during 2011.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right.  The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units.   The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports.  The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder.  The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs.  If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period.  The Company repurchased 5,968 and 2,442 Units during 2010 and 2009 pursuant to the Repurchase Right at a price of $6.86 and $11.07 per Unit, respectively.  The Repurchase Right to be conducted in 2011 will result in Unitholders being offered a price of $8.23 per Unit.  The Company believes existing cash flows will be sufficient to fund the 2011 offering pursuant to the Repurchase Right if fully subscribed.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2010 and 2009.  All items in the table are calculated as a percentage of total revenues.  This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,
	2010	2009

Revenues:
Oil and gas sales	98%	98%
Well management and operating	2	2
Total Revenues	100	100

Expenses:
Production costs	16	16
Well management and operating	1	1
Depreciation, depletion and amortization	22	34
Accretion expense	1	2
Write down/impairment and abandonment of oil and gas properties	14	22
General and administrative expense	9	10
Other income	(1)	(1)
Income tax expense	-	1
Total Expenses	62	85

Net income	38%	15%

Revenues for the year ended December 31, 2010 increased $751,000, or 3%, compared to the same period in 2009.  This increase was due primarily to an increase in oil and gas sales during 2010 compared with 2009.

Oil and gas sales increased $730,000, or 3%, from 2009 to 2010.  This increase was primarily the result of higher crude oil prices and increased natural gas production volumes, offset somewhat by the effect of less crude oil production volumes and lower natural gas prices.  The average price received per MCF of natural gas decreased from $7.50 in 2009 to $6.92 in 2010.  The average price received per BBL of crude oil increased from $52.56 in 2009 to $72.49 in 2010.  The Company’s natural gas production increased by 204,000 MCF, or 7%, while crude oil production decreased by 4,000 BBLS, or 6%, from 2009 to 2010.  Natural gas sales accounted for 82% and 86% of total oil and gas sales in 2010 and 2009, respectively.

Production costs decreased $94,000, or 2%, from 2009 to 2010.  The primary reason for this decrease was due to lesser costs charged by third party operators in association with less production volumes produced from the wells operated by the third parties.

Depreciation, depletion and amortization (“DD&A”) decreased $3.1 million, or 35%, from 2009 to 2010.  One reason for this decrease is the result of higher crude oil and natural gas reserves as of the most recent fiscal year-end valuation date, December 31, 2010, as compared to the prior valuation date, December 31, 2009.  The increase in crude oil and natural gas reserves was primarily the result of higher crude oil and natural gas prices used to value reserves at December 31, 2010 as compared to the prices used to value reserves at December 31, 2009.  The higher prices contributed to extending the average economic life of the Company’s oil and gas properties as compared to the prior valuation date.  An additional reason for the large decrease in 2010 DD&A relates to the 2009 DD&A and write downs/impairment on the Company’s western Pennsylvania oil and gas properties, which significantly reduced the net capitalized costs (depletable bases) for such properties.

Accretion expense decreased $203,000, or 34%, from 2009 to 2010.  The primary reason for this decrease was due to many liabilities on certain properties being fully accreted as of December 31, 2009.

                      Write down/impairment and abandonment of oil and gas properties decreased $2.2 million, or 37%, from 2009 to 2010.  In recent years, the Company had expanded its drilling and development geographically into western Pennsylvania, an area in which it previously had only minimal activity.  The drilling and development in this area was conducted through a joint venture with another oil and gas operator with which the Company had previous experience.  During 2007 and 2008, the Company invested more than $15 million in western Pennsylvania through this venture.  The results were less than expected and since 2008 the Company has ceased investing in this venture.   The combination of development costs exceeding estimates and disappointing results in this venture have caused the Company to record $3.7 million and $5.9 million of non-cash impairment write downs during 2010 and 2009, respectively.

General and administrative expenses decreased $72,000, or 3%, from 2009 to 2010.  The primary reasons for this decrease are due to less accounting fees incurred relative to the Company’s remediation of material weaknesses in internal control over financial reporting and its assessment of internal control over financial reporting, as well as less legal fees incurred.

Other income amounted to $224,000 and $323,000 in 2010 and 2009, respectively.  Other income is primarily interest income on the Company’s cash and equivalents balances and gain on sales of property and equipment.

The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.

Net income increased $6.3 million, or 162%, from 2009 to 2010.  This increase was primarily the result of an increase in oil and gas sales and decreases in depreciation, depletion and amortization and write down/impairment and abandonment of oil and gas properties.  Net income represented 38% and 15% of total revenues during the years ended December 31, 2010 and 2009, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves.  Depletion, depreciation and amortization on proved properties amounted to $5.9 million and $9.0 million for the years ended December 31, 2010 and 2009, respectively.

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

Management of the Company believes that the accounting estimate related to crude oil and natural gas property impairment is a “critical accounting estimate” because it is highly susceptible to change from year to year.  It requires the use of crude oil and natural gas reserve estimates that are directly impacted by future crude oil and natural gas prices and future production volumes.  Actual crude oil and natural gas prices have fluctuated in the past and are likely to do so in the future.

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

Revenue Recognition.  The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured.  The Company utilizes the sales method to account for gas production volume imbalances.  Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf.  The Company had no material gas imbalances at December 31, 2010 or 2009.  Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned crude oil and natural gas properties.  Each owner, including the Company, has an undivided interest in the jointly owned property(ies).  Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties.  The Company receives reimbursement of administrative costs associated with preparation, drilling and development of jointly owned crude oil and natural gas properties from certain joint venture partners.  Accounts and notes receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees.  Accounts payable to joint venture partners consist principally of advances received from joint venture partners for drilling and development costs not yet incurred.  The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

Inflation and Changes in Prices

While the cost of operations is affected by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation.  The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008.  As of March 20, 2011, $95.25 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently.  The Company’s average price of natural gas during 2009 was $7.50, a decrease of $2.17 as compared to 2008.  The Company’s average price of natural gas during 2010 was $6.92, a decrease of $.58 as compared to 2009.  The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005.  More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2011 at $3.79 per MCF.  The Company’s natural gas is currently sold under short-term contracts where the price is determined using current NYMEX prices.  The Company at times will lock-in a monthly price over certain time periods.  Excess natural gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price.

 The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets.  One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows increasing from $104.7 million at December 31, 2006 to $133.5 million at December 31, 2007, decreasing to $88.6 million at December 31, 2008, decreasing to $49.7 million at December 31, 2009, and increasing to $61.2 million at December 31, 2010.

The Company’s Standardized Measure of Discounted Future Net Cash Flows increased by $11.6 million from December 31, 2009 to December 31, 2010.  A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached pages F-1 to F-25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

EVERFLOW EASTERN PARTNERS, L. P.

2010 CONSOLIDATED FINANCIAL REPORT

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

Report of Independent Registered Public Accounting Firm

To the Partners
Everflow Eastern Partners, L. P.
Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, partners' equity, and cash flows for the years then ended.  Everflow Eastern Partners, L.P.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maloney + Novotny LLC

Cleveland, Ohio
March 24, 2011

EVERFLOW EASTERN PARTNERS, L. P.

 CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and equivalents	$19,661,106	$16,610,772
Accounts receivable:
Production	4,435,457	5,143,587
Joint venture partners	36,416	62,365
Employees' notes receivable	242,240	544,909
Other	370,260	88,980
Total current assets	24,745,479	22,450,613

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	173,134,659	169,904,570
Pipeline and support equipment	573,775	555,564
Corporate and other	2,009,485	2,037,170
	175,717,919	172,497,304
Less accumulated depreciation, depletion, amortization and write down	131,922,795	124,791,532
	43,795,124	47,705,772
OTHER ASSETS
Employees' notes receivable	409,230	396,700
Other	77,546	77,546
	486,776	474,246

	$69,027,379	$70,630,631

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,772,561	$1,555,798
Deferred revenue	1,000,000	-
Accrued expenses	886,590	1,112,290
Total current liabilities	4,659,151	2,668,088

DEFERRED INCOME TAXES	284,000	320,000

ASSET RETIREMENT OBLIGATIONS	5,498,740	5,069,368

COMMITMENTS AND CONTINGENCIES	-	-

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,618,867 and 5,621,851 Units,respectively	57,894,142	61,835,159

GENERAL PARTNER'S EQUITY	691,346	738,016
Total partners' equity	58,585,488	62,573,175

	$69,027,379	$70,630,631

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010 and 2009

	2010	2009
REVENUES
Oil and gas sales	$26,543,146	$25,813,201
Well management and operating	603,326	581,565
Other	2,714	3,296
	27,149,186	26,398,062

DIRECT COST OF REVENUES
Production costs	4,254,971	4,348,866
Well management and operating	299,367	283,520
Depreciation, depletion and amortization	5,886,963	8,990,492
Accretion expense	400,139	603,446
Write down/impairment and abandonment of oil and gas properties	3,710,154	5,911,702
Total direct cost of revenues	14,551,594	20,138,026

GENERAL AND ADMINISTRATIVE EXPENSE	2,456,184	2,527,691
Total cost of revenues	17,007,778	22,665,717

INCOME FROM OPERATIONS	10,141,408	3,732,345

OTHER INCOME
Interest income	90,193	99,968
Gain on sale of property and equipment	133,436	223,076
	223,629	323,044

INCOME BEFORE INCOME TAXES	10,365,037	4,055,389

INCOME TAX EXPENSE (BENEFIT)
Current	150,357	182,020
Deferred	(36,000)	(40,000)
	114,357	142,020

NET INCOME	$10,250,680	$3,913,369

Allocation of Partnership Net Income
Limited Partners	$10,129,747	$3,867,223
General Partner	120,933	46,146

	$10,250,680	$3,913,369

Net income per unit	$1.80	$0.69

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Years Ended December 31, 2010 and 2009

	2010	2009

PARTNERS' EQUITY – JANUARY 1	$62,573,175	$75,757,349

Net income	10,250,680	3,913,369

Cash distributions ($2.50 per unit in 2010 and $3.00 per unit in 2009)	(14,217,897)	(17,070,510)

Repurchase and retirement of Units	(40,940)	(27,033)

Options exercised	20,470	-

PARTNERS' EQUITY – DECEMBER 31	$58,585,488	$62,573,175

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,250,680	$3,913,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,969,018	9,078,764
Accretion expense	400,139	603,446
Write down/impairment and abandonment of oil and gas properties	3,710,154	5,911,702
Gain on sale of property and equipment	(133,436)	(223,076)
Deferred income taxes	(36,000)	(40,000)
Changes in assets and liabilities:
Accounts receivable	734,079	2,716,004
Other current assets	(281,280)	(73,000)
Accounts payable	917,403	49,237
Accrued expenses	(236,166)	(35,834)
Total adjustments	11,043,911	17,987,243
Net cash provided by operating activities	21,294,591	21,900,612

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from employees' notes receivables	549,011	216,590
Advances disbursed to employees	(258,872)	(112,684)
Proceeds from deferred revenue	1,000,000	-
Purchase of property and equipment	(5,505,858)	(2,971,104)
Proceeds from sale of property and equipment	209,829	223,076
Net cash used by investing activities	(4,005,890)	(2,644,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(14,217,897)	(17,070,510)
Repurchase and retirement of Units	(40,940)	(27,033)
Options exercised	20,470	-
Net cash used by financing activities	(14,238,367)	(17,097,543)

NET INCREASE IN CASH AND EQUIVALENTS	3,050,334	2,158,947

CASH AND EQUIVALENTS – JANUARY 1	16,610,772	14,451,825

CASH AND EQUIVALENTS – DECEMBER 31	$19,661,106	$16,610,772

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$259,882	$239,056

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.
Organization – Everflow Eastern Partners, L. P. ("Everflow") is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production.  Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. ("EEI") and subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI ("EEI Programs" or the "Programs").

Everflow Management Limited, LLC ("EML"), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow.  The members of EML are Everflow Management Corporation ("EMC"); two individuals who are officers and directors of EEI and employees of Everflow; one individual who is the Chairman of the Board of EEI; one individual who is an employee of Everflow; and one private limited liability company co-managed by an individual who is a director of EEI.  EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.  EML holds no assets other than its general partner's interest in Everflow.  In addition, EML has no separate operations or role apart from its role as the Company's general partner.

In February 2010, EML entered into an Amended and Restated Agreement of Limited Partnership, which amended the prior Partnership Agreement to authorize the Company to grant options to repurchase certain Units to select officers and employees (see Note 8).

B.
Principles of Consolidation – The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the "Company"), which are accounted for under the proportional consolidation method.  All significant accounts and transactions between the consolidated entities have been eliminated.

C.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates impacting the Company's financial statements include revenue and expense accruals and oil and gas reserve quantities.  In the oil and gas industry, and especially as related to the Company's natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product.  Consequently, accounts receivable from production and oil and gas sales are recorded using estimated production volumes and market or contract prices.  Differences between estimated and actual amounts are recorded in subsequent period's financial results.  As is typical in the oil and gas industry, a significant portion of the Company's accounts receivable from production and oil and gas sales consists of unbilled receivables.  Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of oil and gas wells and also impact the timing and costs associated with asset

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

C.	Use of Estimates (Continued)

retirement obligations.  The Company's estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company's results of operations and financial position.

D.
Fair Value of Financial Instruments – The fair values of cash and equivalents, accounts and notes receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments.  The carrying values of the Company's long-term obligations approximate their fair value.  In accordance with generally accepted accounting principles, rates available to the Company at the balance sheet dates are used to estimate the fair value of existing obligations.

E.
Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.

F.
Property and Equipment – The Company uses the successful efforts method of accounting for oil and gas exploration and production activities.  Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells and related asset retirement costs are capitalized.  Costs of development wells (on properties the Company has no further interest in) that do not find proved reserves and geological and geophysical costs are expensed.  The Company has not participated in exploratory drilling and owns no interest in unproved properties.

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves.  Depletion, depreciation and amortization on proved properties amounted to $5,841,396 and $8,945,089 during 2010 and 2009, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company, at least annually, reviews its proved oil and gas properties (on a field by field basis) for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows.  Estimates of future oil and gas prices, operating

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.               Organization and Summary of Significant Accounting Policies

F.	Property and Equipment (Continued)

costs, and production are utilized in determining undiscounted future net cash flows.  The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs.  For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties.  The Company determines fair market value as the properties’ discounted estimated future net cash flows.  The Company wrote down oil and gas properties by approximately $3,710,200 and $5,911,700 during 2010 and 2009, respectively, to provide for impairment and abandonment on certain of its oil and gas properties.

Additions to proved properties include changes to accounts payable related to property and equipment (see Note 2), and asset retirement obligations (see Note 1.G).

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,527,888 – 39 to 40 years).  Depreciation on pipeline and support equipment amounted to $45,567 and $45,403 for the years ended December 31, 2010 and 2009, respectively.  Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $82,055 and $88,272 for the years ended December 31, 2010 and 2009, respectively.

Maintenance and repairs of property and equipment are expensed as incurred.  Major renewals and improvements are capitalized, and the assets replaced are retired.

G.
Asset Retirement Obligations – Generally accepted accounting principles require the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.              Organization and Summary of Significant Accounting Policies

G.	Asset Retirement Obligations (Continued)

will likely occur due to:  changes in estimates of dismantlement, plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding plugging and abandonment requirements; and other factors.

The Company has no assets legally restricted for purposes of settling asset retirement obligations.  The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

The schedule below is a reconciliation of the Company's liability for the years ended December 31:

	2010	2009

Beginning of period	$5,379,368	$4,767,665
Liabilities incurred	39,699	51,685
Liabilities settled	(157,466)	(43,428)
Accretion expense	400,139	603,446

End of period	$5,661,740	$5,379,368

The current portion of asset retirement obligations of $163,000 and $310,000 at December 31, 2010 and 2009, respectively, is included in accrued expenses in the Company's consolidated balance sheets.

H.
Revenue Recognition – The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured.  The Company utilizes the sales method to account for gas production volume imbalances.  Under this method, revenue is recognized only when gas is produced and sold on the Company's behalf.  The Company had no material gas imbalances at December 31, 2010 or 2009.  Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

 EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.               Organization and Summary of Significant Accounting Policies

H.	Revenue Recognition (Continued)

development costs  the  Company has  advanced or incurred on behalf of  joint venture partners and employees (see Note 7).  Accounts payable to joint venture partners consist principally of advances received from joint venture partners for drilling and development costs not yet incurred.  The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

I.
Income Taxes – Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, will be allocated directly to its respective partners.  The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow's assets and liabilities due to separate elections that were made by owners of the working interests and limited partnership interests that comprised Programs.

As referred to in Note 5, EEI accounts for income taxes under generally accepted accounting principles, which require income taxes be provided for all items (as they relate to EEI) in the Consolidated Statements of Income regardless of the period when such items are reported for income tax purposes.  Therefore, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of certain of EEI's assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment.

The Company believes that it has appropriate support for any tax positions taken and, as such, does not have any uncertain tax positions that are material to the financial statements.  The Company's tax returns are subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities, generally for three years after they are filed.

J.
Allocation of Income and Per Unit Data – Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the unitholders (the limited partners) and 1% of revenues and costs were allocated to the general partner.  The allocation changes as unitholders elect to exercise the repurchase right (see Note 4).

Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented.  Average outstanding Units for earnings and distributions per Unit calculations amount to 5,620,359 and 5,623,072 in 2010 and 2009, respectively.

K.	Subsequent Events - Everflow paid a dividend in January 2011 of $0.50 per Unit. The distribution amounted to approximately $2,843,000.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.              Organization and Summary of Significant Accounting Policies

L.
New Accounting Standards - In July 2010, an accounting standard update was issued on "Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses."  The update requires new disclosures about financing receivables and related credit risk on a disaggregated basis, excluding short-term trade accounts receivables.  The disclosures are effective for financial statements issued for fiscal years ending on or after December 15, 2010.  The Company adopted this update on December 31, 2010 and it did not have a material impact on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements.  Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or operations.

Note 2.               Current Liabilities

The Company's accounts payable and accrued expenses consist of the following at December 31:

	2010	2009
Accounts Payable:
Production and related other	$1,281,624	$1,094,026
Joint venture partners	767,676	-
Drilling	380,300	80,940
Other	342,961	380,832

	$2,772,561	$1,555,798

Accrued Expenses:
Payroll and retirement contributions	$645,233	$663,270
Current portion of asset retirement obligations	163,000	310,000
Federal, state and local taxes	78,357	139,020

	$886,590	$1,112,290

The Company received a $1 million deposit related to the Disposition described in Note 10.  The Deposit is recognized as deferred revenue in the Company's consolidated balance sheet at December 31, 2010.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.               Credit Facilities and Long-Term Debt

The Company had a revolving line of credit that expired in 2003, and has had no borrowings since that time.  The Company anticipates entering into a commitment for a new line of credit agreement, in the event funds are needed for the purpose of funding the annual repurchase right (see Note 4).  The new line of credit would be utilized in the event the Company receives tenders pursuant to the repurchase right in excess of cash on hand.  The Company would be exposed to market risk from changes in interest rates if it funds its future operations through long-term or short-term borrowings.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right.  The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that the unitholder elects to exercise the repurchase right and have Everflow acquire certain or all Units.  The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports.  The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder.  The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs).  If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period.  The price associated with the repurchase right, based upon the December 31, 2010 calculation, is estimated to be $8.23 per Unit, net of the distributions made in January 2011 ($0.50 per Unit) and expected to be made in April 2011 ($0.50 per Unit).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.               Partners' Equity (Continued)

Units repurchased pursuant to the repurchase right for the three years ended December 31, 2010, are as follows:

	Per Unit
Year	Calculated Price for Repurchase Right	Less Interim Distributions	Net Price Paid	# of Units Repurchased	Units Outstanding Following Repurchase

2008	$17.75	$1.50	$16.25	18,975	5,624,293

2009	$12.57	$1.50	$11.07	2,442	5,621,851

2010	$7.86	$1.00	$6.86	5,968	5,615,883

At June 30, 2010, the Company granted a total of 2,984 options to two officers and one employee, all of which were exercised on the same date (see Note 8).  There were 5,618,867 Units outstanding on June 30, 2010 after the exercise of these options.

There were no instruments outstanding at December 31, 2010 or 2009 that would potentially dilute net income per Unit.

Note 5.                Provision for Income Taxes

A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

	Year Ended December 31,
	2010		2009
	Amount	%	Amount	%
Provision based on the statutory rate (for taxable income up to 10,000,000)	$3,524,000	34.0	$1,379,000	34.0

Tax effect of:	(3,297,000)	(31.8)	(1,211,000)	(29.9)
Non-taxable status of the	(90,000)	(0.9)	(92,000)	(2.3)
Graduated tax rates, state income tax, tax credits and other - net	(22,643)	(0.2)	66,020	1.6

Total	$114,357	1.1	$142,020	3.4

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.               Provision for Income Taxes (Continued)

As referred to in Note 1, EEI accounts for current and deferred income taxes under the provisions of generally accepted accounting principles.  Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties.  At December 31, 2010 and 2009, these deferred tax items resulted in deferred tax liabilities of $284,000 and $320,000, respectively.

Note 6.               Retirement Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service.  The Company matches employees' contributions to the 401(k) Retirement Savings Plan as annually determined by EMC's Board of Directors.  Additionally, the plan has a profit sharing component which provides for contributions to the plan at the discretion of EMC's Board of Directors.  Amounts contributed to the plan vest immediately.  The Company's total matching and profit sharing contributions to the plan amounted to approximately $213,300 and $225,800 for the years ended December 31, 2010 and 2009, respectively.

Note 7.               Related Party Transactions

The Company's Officers, Directors, affiliates and certain employees have frequently participated, and will likely continue to participate in the future, as working interest owners in wells in which the Company has an interest.  Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells.  Initial terms of the unsecured loans call for repayment of all principal and accrued interest at the end of four years, however, the loan amounts are reduced as production proceeds attributable to the employees' working interests are not remitted to the employees but rather used to reduce the amounts owed by the employees to the Company.  If an outstanding balance remains after the initial four-year term, the Company and employee shall, acting in good faith, agree upon further repayment terms.

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production.  The loans carry no loan forgiveness provisions, and no loans have ever been forgiven.  The loans accrue interest at the prime rate, which was 3.25% at December 31, 2010.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002.  At December 31, 2010 and 2009, the Company has extended various loans, evidenced by notes, to two and three employees, respectively, with origination dates ranging from December 2007 to December 2010.  There have been no subsequent extensions or modifications to any of these notes since their original date of issuance.  Employee notes receivables, including accrued interest, amounted to $651,470 and $941,609 at December 31, 2010 and 2009, respectively.

In January 2010, one employee settled his entire loan balance in full by selling working interests in well properties he owned to the Company for a total purchase price of $270,000 and by paying cash of $141,700.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.               Option Repurchase Plan

The Company has an Option Repurchase Plan (the "Plan") which permits the grant of options to repurchase certain Units to select officers and employees (the "Participants").  The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company.  The Plan is designed to align directly the financial interests of the Participants with the financial interests of the Unitholders.  On June 30, 2010, the Company granted a total of 2,984 options to two officers and one employee, all of which  were exercised on the same date.  Compensation expense associated with these grants was not material to the financial statements.

Note 9.	Business Segments, Risks and Major Customers

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

Gas sales accounted for 82% and 86% of total oil and gas sales in 2010 and 2009, respectively.  Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2010 and 2009, respectively, were as follows:

Customer	2010	2009

Dominion Field Services, Inc. ("Dominion")	39%	38%
Interstate Gas Supply, Inc. ("IGS")	20	19
Ergon Oil Purchasing, Inc. ("Ergon Oil")	17	13

	76%	70%

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Business Segments, Risks and Major Customers (Continued)

The Company's production accounts receivable result from sales of natural gas and crude oil.  A significant portion of the Company's production accounts receivable is due from the Company's major customers.  The Company does not view such concentration as an unusual credit risk.  However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay.  As a result of management's review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2010 and 2009.  The Company expects that Dominion, IGS and Ergon Oil will continue to be the only major customers in 2011.

The Company has numerous annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company's oil and gas properties throughout the contract periods.  The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price.  The Company has elected to lock-in various monthly quantities of natural gas which total 1.28 BCF through October 2012 at various monthly weighted-average prices ranging from $5.37 to $7.07 per MCF.

The Company also has two annual contracts with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company's oil and gas properties throughout the contract periods.  The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price.  The Company has elected to lock-in various monthly quantities of natural gas which total .86 BCF through October 2012 at various monthly weighted-average prices ranging from $5.23 to $7.25 per MCF.

A summary of the Company's locked-in volumes and prices with Dominion and IGS by year follows:

	Dominion		IGS		Total
Year Ending December 31:	BCF	Weighted- Average Price/MCF	BCF	Weighted- Average Price/MCF	BCF	Weighted- Average Price/MCF

2011	0.90	$6.60	0.62	$6.77	1.52	$6.67
2012	0.38	5.43	0.24	5.36	0.62	5.40

	1.28	$6.25	0.86	$6.38	2.14	$6.30

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Business Segments, Risks and Major Customers (Continued)

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time.  Natural gas sold under these contracts in excess of the committed prices is sold at the month's closing price plus basis adjustments, as per the contracts.  These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles.  As of December 31, 2010, natural gas purchased by the Company's Dominion contracts covers production from approximately 540 gross wells, while natural gas purchased by the Company's IGS contracts covers production from approximately 240 gross wells.  Production from the Dominion and IGS contracts' oil and gas properties comprise approximately 71% and 66% of the Company's natural gas sales in 2010 and 2009, respectively.

Note 10.	Commitments and Contingencies

As described in Note 9, the Company has significant natural gas delivery commitments to Dominion and IGS, two of its major customers.  Management believes the Company can meet its delivery commitments based on estimated production.  If, however, the Company cannot meet its delivery commitments, it will purchase natural gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the gas for redelivery (resale) to its customers.

In November 2010, the Company agreed to sell their deep rights in certain Ohio properties for cash consideration net to the Company of approximately $35 million to $36 million, subject to acreage and closing adjustments (the "Disposition").  The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement.  The Company anticipates closing the Disposition during the second half of 2011, subject to fulfillment of closing conditions, though there can be no assurance that all of the conditions to closing the Disposition will be satisfied.  The Company received a $1 million deposit from the purchaser (the "Deposit") that is to be credited to the purchaser upon closing of the Disposition.  The Deposit is recognized as deferred revenue in the Company's consolidated balance sheet at December 31, 2010.

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

CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2010	2009

Proved oil and gas properties	$173,134,659	$169,904,570

Pipeline and support equipment	573,775	555,564
	173,708,434	170,460,134
Accumulated depreciation, depletion, amortization and write down	131,244,246	124,116,126

Net capitalized costs	$42,464,188	$46,344,008

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2010	2009

Property acquisition costs	$553,361	$321,030
Development costs	5,127,871	2,376,180

Development costs included $270,000 and $47,000 for the purchase of producing oil and gas properties in 2010 and 2009, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.            Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND
GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2010	2009

Oil and gas sales	$26,543,146	$25,813,201
Production costs	(4,254,971)	(4,348,866)
Depreciation, depletion and amortization	(5,886,963)	(8,990,492)
Accretion expense	(400,139)	(603,446)
Write down/impairment and abandonment of oil and gas properties	(3,710,154)	(5,911,702)
	12,290,919	5,958,695

Income tax expense	120,000	150,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$12,170,919	$5,808,695

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.            Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil (BBLS)	Gas (MCFS)

Balance, January 1, 2009	693,000	41,132,000
Extensions, discoveries and other additions	12,000	267,000
Production	(69,000)	(2,955,000)
Sales of minerals in place	-	(32,000)
Revision of previous estimates	(34,000)	(6,852,000)

Balance, December 31, 2009	602,000	31,560,000
Extensions, discoveries and other additions	52,000	1,985,000
Production	(65,000)	(3,159,000)
Revision of previous estimates	42,000	4,946,000

Balance, December 31, 2010	631,000	35,332,000

PROVED DEVELOPED RESERVES:

December 31, 2008	693,000	41,132,000
December 31, 2009	602,000	31,560,000
December 31, 2010	631,000	35,332,000

The Company has not determined proved reserves associated with its proved and other  undeveloped properties, including its deep property interests.  At December 31, 2010 and 2009, the Company had 1,391 and 1,653 net proved undeveloped acres, respectively.  The carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $740,800 and $584,600 at December 31, 2010 and 2009, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.                  Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2010	2009
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$204,955	$166,184
Future production and development costs	(86,394)	(75,549)
Future asset retirement obligations, net of salvage	(11,622)	(11,613)
Future income tax expense	(2,254)	(1,687)

Future net cash flows	104,685	77,335
Effect of discounting future net cash flows at 10% per annum	(43,427)	(27,664)

Standardized measure of discounted future net cash flows	$61,258	$49,671

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2010	2009
	(Thousands of Dollars)

Balance, beginning of year	$49,671	$88,614
Extensions, discoveries and other additions	5,364	594
Development costs incurred	133	1,326
Revision of quantity estimates	8,228	(7,320)
Sales of oil and gas, net of production costs	(22,288)	(21,464)
Sales of minerals in place	-	(223)
Net change in income taxes	(252)	799
Net changes in prices and production costs	7,562	(27,707)
Accretion of discount	4,967	8,861
Other	7,873	6,191

Balance, end of year	$61,258	$49,671

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

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

The natural gas prices used in the estimation of proved reserves were $4.56 and $4.13 at December 31, 2010 and 2009, respectively, and the crude oil prices used in the estimation of proved reserves were $72.64 and $55.13 at December 31, 2010 and 2009, respectively.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2010.

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

Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessment and compliance efforts, management has concluded that our internal controls over financial reporting were effective as of December 31, 2010, based on the Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that during 2010 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers.  The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner.  The members of the General Partner as of March 20, 2011 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company that is co-managed by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes.

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

EEI has continued its separate existence as a holder of interests in many of the same crude oil and natural gas properties that the Company operates.  Many personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions are now employed directly by the Company and discharge the same functions on behalf of the Company.  EEI has no employees as of March 20, 2011, and has had no employees for at least the past two years.  All of EEI’s outstanding shares are owned by the Company.

Directors and Officers of EEI and EMC.   The executive officers and directors of EEI and EMC as of March 20, 2011 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

Thomas L. Korner	57	Chairman of the Board and director	Chairman of the Board and director

Robert F. Sykes	87	Director	Director

Peter H. Sykes	54	None	Director

William A. Siskovic	55	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	36	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

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

Robert F. Sykes has been a director of EEI since March 1987 and was Chairman of the Board from May 1988 to January 2010.  Mr. Sykes has been a director of EMC since its formation in September 1990 and was Chairman of the Board from September 1990 to January 2010.  In these roles, Mr. Sykes’ has successfully led the Company since its formation.  He was the Chairman of the Board of Sykes Datatronics, Inc., Rochester, New York, from its organization in 1968 until his resignation in January 1989.  Sykes Datatronics, Inc. was a manufacturer of telephone switching equipment.  Mr. Sykes also served as President and Chief Executive Officer of Sykes Datatronics, Inc. from 1968 until October 1983 and from January 1985 until October 1985.  Mr. Sykes also has been a director of Voplex, Inc., Rochester, New York, a manufacturer of plastic products, a director of MOOG, Inc., a manufacturer of aerospace systems, and a director of ACC Corp., a long distance telephone company.

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

William A. Siskovic was appointed to serve as President and Principal Executive Officer of EEI and EMC in January 2010.  Prior to this appointment Mr. Siskovic had been a Vice President of EEI since January 1989 and a Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a director of EMC.  He had served as Principal Financial and Accounting Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990.  Mr. Siskovic’s experience as a senior financial executive with EEI and EMC since the Company’s formation provides the Company with a valuable resource and qualifies him for his role as officer and director.  He now supervises and oversees all aspects of the Company and EEI’s business, including oil and gas property acquisition, development, operation and marketing.  From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company.  From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm’s oil and gas consulting practice in the Cleveland, Ohio office.  From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer.  He has a Business Administration Degree in Accounting from Cleveland State University and currently serves on the Board of Trustees of the Ohio Oil and Gas Association.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

           Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2010 were timely made except for the following: (i) David F. Sykes filed a late Form 3 on February 2, 2011 in connection with becoming a greater than 10% owner in December 2005; and (ii) David F. Sykes filed a Form 5 on February 2, 2011 reporting five transactions late relating to his ownership in the Company and the General Partner.

ITEM 11.               EXECUTIVE COMPENSATION

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner.  The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI.  The compensation described below represents all compensation from either the Company or EEI.

Overview of 2010 Executive Compensation Components

Components of executive compensation in fiscal 2010 for the executive officers of EMC and EEI include the following:

•	base salary

•	annual cash bonuses

•	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties.  In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance.  The base salaries paid during fiscal 2010 are shown in the Summary Compensation Table below.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year.  Annual cash bonuses are based on a percentage of the executive’s base salary.  For 2010, the Board of Directors set a range of these bonuses between 75% and 125% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives.  In 2010, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability.  In 2010, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2011 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary.  These target amounts range between 75% and 150% of base salary.  These target amounts were determined considering executive pay at companies of comparable size.  The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

Retirement and Other Benefits

The executive officers are entitled to the same benefits coverage as other employees such as health insurance, life and disability insurance, participation in the Company’s 401(K) plan and the reimbursement of ordinary and reasonable business expenses.  The executive officers are provided with a company owned vehicle.

Effective February 2010, the Company implemented an Option Repurchase Plan, under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers.  During June 2010, the Company granted a total of 2,388 options to executive officers.  All options granted were exercised during the same month.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2010 and 2009, of those persons who were at December 31, 2010:  (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI.  The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

                    SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Options Awards(7)	All Other Compen- sation(1)		Total

William A. Siskovic(5)	2010	$120,200	$134,000	$-	$43,010	(2)	$297,210
President and Principal	2009	$115,200	$120,000	-	$40,508	(2)	$275,708
Executive Officer

Thomas L. Korner(6)	2010	$61,316	$92,000	-	$23,851	(4)	$177,167
President and Principal	2009	$115,200	$120,000	-	$42,656	(4)	$277,856
Executive Officer

Brian A. Staebler	2010	$108,100	$52,000	-	$26,752	(3)	$186,852
Vice President and	2009	$108,200	$80,500	-	$33,646	(3)	$222,346
Principal Financial and
Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2010 or 2009 in excess of  $10,000.

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

(2)
During fiscal years ended December 31, 2010 and 2009, includes $24,620 and $23,364, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $15,252 and $14,124, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $2,448 and $2,330, respectively, considered taxable wages with respect to personal use of a Company vehicle and $690 each year considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

(3)
During fiscal years ended December 31, 2010 and 2009, includes $14,478 and $17,521, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $9,606 and $11,322, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $2,428 and $4,563, respectively, considered taxable wages with respect to personal use of a Company vehicle and $240 each year considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

(4)
During fiscal years ended December 31, 2010 and 2009, includes $13,441 and $23,364, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $9,120 and $14,124, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $0 and $3,878, respectively, considered taxable wages with respect to personal use of a Company vehicle and $1,290 each year considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

(5)	Served as President and Principal Executive Officer from January 25, 2010 through December 31, 2010.

(6)	Served as President and Principal Executive Officer through January 24, 2010.

(7)
On June 30, 2010, the Company issued William A. Siskovic and Brian A. Staebler each 1,194 options to repurchase certain Units at an exercise price of $6.86 per Unit.  All options granted were exercised on the same date.  The value of the options were deemed immaterial and no compensation cost was recognized under FASB ASC Topic 718 for fiscal year 2010.  No options were granted during fiscal year 2009.

None of the Named Executive Officers has an employment agreement with the Company.

Outstanding Equity Awards

During June 2010, the Company granted a total of 2,388 options to executive officers.  All options granted were exercised during the same month.  There were no options granted to the executive officers during fiscal year 2009, and there were no outstanding unexercised options as of December 31, 2010 or 2009.

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during fiscal year 2010 or 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member.  The members of the General Partner as of March 20, 2011 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company that is co-managed by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes.  The General Partner of the Company owns a 1.18% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 20, 2011 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC.  The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

Name of Holder	Units in Company	Percentage of Units in Company(1)	Percentage Interest in Everflow Management Limited, LLC(2)	Percentage Interest in EMC

Directors and Executive Officers

Robert F. Sykes(3) (director of EMC)	158,634	2.82	*	*
William A. Siskovic (officer and director of EMC)	72,925	1.30	16.6667	16.6667
Thomas L. Korner (Chairman of the Board & director of EMC)	63,696	1.13	16.6667	16.6667
Peter H. Sykes(4) (director of EMC)	41,244	.74	*	*
Brian A. Staebler (officer and director of EMC)	1,239	.02	8.3333	8.3333
	337,738	6.01	41.6667	41.6667
Other Beneficial Owners of > 5% of the Company

David F. Sykes (5)	774,099	13.78	50.0000	50.0000
	1,111,837	19.79	91.6667	91.6667

          *Represents less than one percent.

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
(5)
Includes 732,855 Units, or 13.04% of the Company’s outstanding Units, held by Sykes Associates, LLC, a New York limited liability company located at 60 Brookside Drive, Rochester, NY, 14618 and owned by the four adult children of Robert F. Sykes as members, and 41,244 Units of the Company held by DFS Associates, a New York limited partnership owned by the family of David F. Sykes, who manages Sykes Associates, LLC.  David F. Sykes is the son of Robert F. Sykes and is not an officer or director of EMC.

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties.  These ownership interests are charged per well fees for such services on the same basis as all other working interest owners.  William A. Siskovic made investments in crude oil and natural gas properties during 2010 and 2009 in the amount of $107,559 and $43,462, respectively.  Brian A. Staebler made investments in crude oil and natural gas properties during 2010 and 2009 in the amount of $53,780 and $28,483, respectively.  Thomas L. Korner made investments in crude oil and natural gas properties during 2010 and 2009 in the amount of $65,632 and $43,462, respectively.

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

As a result of its organizational structure, the Company does not have a nominating committee or a compensation committee.  The Directors of EMC function as the Company’s audit committee.  None of the members of EMC’s board are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market.  The Company believes that its status as a limited partnership, the limited voting rights possessed by holders of limited partnership units, and the existence of contractual arrangements governing the selection of EMC’s directors and officers makes it appropriate for the Company not to maintain nominating or compensation committees.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2010 and 2009.  The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009

Audit fees	$184,182	$132,922
Audit related fees	-	-
Tax fees	16,833	-
All other fees	32,405	39,780

Total	$233,420	$172,702

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.  Tax fees include fees for tax planning and tax advice.  All other fees include fees for agreed upon procedures and consultations regarding internal controls and related compliance with Sarbanes Oxley regulations.

The Company has a policy to assure the independence of our registered public accounting firm.  Prior to each fiscal year, the audit committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year.  All audit related and other services were pre-approved for 2010 by the audit committee.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:     EVERFLOW MANAGEMENT LIMITED, LLC
General Partner
By:    EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Robert F. Sykes	Director	March 29, 2011
Robert F. Sykes

By:	/s/ Peter H. Sykes	Director	March 29, 2011
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 29, 2011
Thomas L. Korner

By:	/s/ William A. Siskovic	President, Principal	March 29, 2011
	William A. Siskovic	Executive Officer and
Director

By:	/s/ Brian A. Staebler	Vice President, Secretary-	March 29, 2011
	Brian A. Staebler	Treasurer, Principal
Financial and Accounting
Officer and Director

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2009	(4)

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 23, 2010 concerning evaluation of oil and gas reserves.

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).
(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279)

E-1

Exhibit Index

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).
(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).
(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).
(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

E-2