Form 10-Q
period 2011-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2011-05-13
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

There were 5,618,867 Units of limited partnership interest of the registrant as of May 10, 2011.  The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of March 31, 2011.

EVERFLOW EASTERN PARTNERS, L.P.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$19,531,821	$19,661,106
Accounts and notes receivable:
Production	4,335,333	4,435,457
Employees (including notes receivable)	146,300	242,240
Joint venture partners	38,422	36,416
Other	366,655	370,260
Total current assets	24,418,531	24,745,479

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	173,456,763	173,134,659
Pipeline and support equipment	573,775	573,775
Corporate and other	2,020,760	2,009,485
	176,051,298	175,717,919

Less accumulated depreciation, depletion, amortization and write down	133,535,240	131,922,795
	42,516,058	43,795,124

OTHER ASSETS
Employees' accounts and notes receivable	389,625	409,230
Other	77,546	77,546
	467,171	486,776

	$67,401,760	$69,027,379

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,845,976	$2,772,561
Deferred revenue	1,000,000	1,000,000
Accrued expenses	353,008	886,590
Total current liabilities	3,198,984	4,659,151

DEFERRED INCOME TAXES	272,000	284,000

ASSET RETIREMENT OBLIGATIONS	5,585,640	5,498,740

COMMITMENTS AND CONTINGENCIES	-	-

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,618,867	57,656,626	57,894,142

GENERAL PARTNER'S EQUITY	688,510	691,346
Total partners' equity	58,345,136	58,585,488

	$67,401,760	$69,027,379

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
REVENUES
Oil and gas sales	$6,165,850	$9,037,760
Well management and operating	164,309	156,685
Other	1,233	311
	6,331,392	9,194,756

DIRECT COST OF REVENUES
Production costs	1,277,971	1,349,512
Well management and operating	78,923	69,667
Depreciation, depletion and amortization	1,618,014	2,247,680
Accretion expense	84,200	107,500
Total direct cost of revenues	3,059,108	3,774,359

GENERAL AND ADMINISTRATIVE EXPENSE	657,684	712,808
Total cost of revenues	3,716,792	4,487,167

INCOME FROM OPERATIONS	2,614,600	4,707,589

OTHER INCOME
Interest income	18,848	22,434
Gain on sale of property and equipment	2,183	-
	21,031	22,434

INCOME BEFORE INCOME TAXES	2,635,631	4,730,023

INCOME TAX EXPENSE (BENEFIT)
Current	45,000	60,000
Deferred	(12,000)	(9,000)
	33,000	51,000

NET INCOME	$2,602,631	$4,679,023

Allocation of Partnership Net Income
Limited Partners	$2,571,918	$4,623,837
General Partner	30,713	55,186

	$2,602,631	$4,679,023

Net income per Unit	$0.46	$0.82

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010

PARTNERS' EQUITY - JANUARY 1	$58,585,488	$62,573,175

Net income	2,602,631	4,679,023

Cash distributions ($0.50 per unit in 2011 and 2010)	(2,842,983)	(2,844,475)

PARTNERS' EQUITY - MARCH 31	$58,345,136	$64,407,723

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,602,631	$4,679,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,638,714	2,267,880
Accretion expense	84,200	107,500
Gain on sale of property and equipment	(2,183)	-
Deferred income taxes	(12,000)	(9,000)
Changes in assets and liabilities:
Accounts receivable	98,118	(873,974)
Other current assets	3,605	(425,167)
Accounts payable	(560,285)	163,114
Accrued expenses	(533,582)	(551,622)
Total adjustments	716,587	678,731
Net cash provided by operating activities	3,319,218	5,357,754

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	209,961	445,548
Advances disbursed to employees	(94,416)	(41,176)
Proceeds from sale of property and equipment	13,000	-
Purchase of property and equipment	(734,065)	(1,747,953)
Net cash used by investing activities	(605,520)	(1,343,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,842,983)	(2,844,475)
Net cash used by financing activities	(2,842,983)	(2,844,475)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(129,285)	1,169,698

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	19,661,106	16,610,772

CASH AND EQUIVALENTS AT END OF PERIOD
	$19,531,821	$17,780,470
Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for: income taxes	$26,625	$87,081

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

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2011.

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

The estimated liability is based on historical experience in dismantling, plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to dismantle, plug and abandon the wells in the future and federal and state regulatory requirements.  The liability is discounted using an assumed credit-adjusted, risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of dismantlement, plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding plugging and abandonment requirements; and other factors.

The Company has no assets legally restricted for purposes of settling its asset retirement obligations.  The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2011 and 2010:

	Asset Retirement Obligations Three Months Ended March 31,

	2011	2010

Beginning of period	$5,661,740	$5,379,368
Liabilities incurred	2,700	22,100
Accretion expense	84,200	107,500

End of period	$5,748,640	$5,508,968

At March 31, 2011 and December 31, 2010, asset retirement obligations of $5,748,640 and $5,661,740 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets.  The current portion of the asset retirement obligations was $163,000 at March 31, 2011 and December 31, 2010.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.
Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured.  The Company utilizes the sales method to account for gas production volume imbalances.  Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf.  The Company had no material gas imbalances at March 31, 2011 and December 31, 2010.  Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

H.
Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner.  Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 4) and select officers and employees electing to exercise options.

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented.  Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,618,867 and 5,621,851 for the three months ended March 31, 2011 and 2010, respectively.

I.	Subsequent Events - Everflow paid a cash distribution in April 2011 of $0.50 per Unit. The distribution amounted to approximately $2,843,000.

J.
New Accounting Standards - The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accounts Payable:
Production and related other	$1,289,366	$1,281,624
Other	365,361	342,961
Joint venture partners	177,249	767,676
Drilling	14,000	380,300
	$1,845,976	$2,772,561

Accrued Expenses:
Current portion of asset retirement obligations	$163,000	$163,000
Payroll and retirement plan contributions	95,008	645,233
Federal, state and local taxes	95,000	78,357
	$353,008	$886,590

The Company received a $1 million deposit (the “Deposit”) related to the Disposition described in Note 6.  The Deposit is recognized as deferred revenue in the Company’s consolidated balance sheets at March 31, 2011 and December 31, 2010.

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

Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner.  Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right and select officers and employees electing to exercise options.

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right.  The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units.  The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports.  The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder.  The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs).  If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period.  The price associated with the Repurchase Right, based upon the December 31, 2010 calculation, is $8.23 per Unit, net of the distributions made in January 2011 ($0.50 per Unit) and April 2011 ($0.50 per Unit).

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Partners’ Equity (continued)

Units repurchased pursuant to the Repurchase Right for each of the last three years are as follows:

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

There were no instruments outstanding at March 31, 2011 or 2010 that would potentially dilute net income per Unit.

Note 5.	Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012.  The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.37 to $6.70 per MCF.  The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012.  The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.23 to $6.88 per MCF.  Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price.  The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.  The Company entered into no new contracts with Dominion or IGS during the three months ended March 31, 2011.

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

In November 2010, the Company agreed to sell their deep rights in certain Ohio properties for cash consideration net to the Company not expected to exceed $35 million, subject to acreage and closing adjustments (the "Disposition").  The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement.  The Company anticipates closing the Disposition during the second half of 2011, subject to fulfillment of closing conditions, though there can be no assurance that all of the conditions to closing the Disposition will be satisfied and that the transaction will actually be consumated.  The Company received a $1 million deposit from the purchaser (the "Deposit") that is to be credited to the purchaser upon closing of the Disposition.  The Deposit is recognized as deferred revenue in the Company's consolidated balance sheets at March 31, 2011 and December 31, 2010.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production.  The loans carry no loan forgiveness provisions, and no loans have ever been forgiven.  The loans accrue interest at the prime rate, which was 3.25% at March 31, 2011.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002.  At March 31, 2011 and December 31, 2010, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2007 to December 2010.  There have been no subsequent extensions or modifications to any of these notes since their original date of issuance.  Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2011), amounted to $535,925 and $651,470 at March 31, 2011 and December 31, 2010, respectively.

In January 2010, one employee settled his entire loan balance in full by selling working interests in well properties he owned to the Company for a total purchase price of $270,000 and by paying cash of $141,700.

Index

Part I:  Financial Information

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$21,220	33%	$20,086	31%
Property and equipment (net)	42,516	66	43,795	68
Other	467	1	487	1
Total	$64,203	100%	$64,368	100%

Deferred income taxes	$272	-%	$284	-%
Long-term liabilities	5,586	9	5,499	9
Partners' equity	58,345	91	58,585	91
Total	$64,203	100%	$64,368	100%

Working capital of $21.2 million as of March 31, 2011 represented an increase of $1.1 million from December 31, 2010, due primarily to decreases in accounts payable and accrued expenses.  The decrease in accounts payable was primarily the result of lesser payables associated with joint venture partners and drilling costs.  The decrease in accrued expenses was primarily the result of less payroll and retirement plan contributions accrued.  The effect of the decreases in accounts payable and accrued expenses was offset somewhat by decreases to cash and equivalents and accounts and notes receivable from production and employees.  The decrease in cash and equivalents was primarily the result of cash used for distributions and purchase of property and equipment exceeding cash provided by operating activities.  The decrease in accounts receivable from production is primarily the result of a decrease in natural gas volumes produced, offset somewhat by increases in crude oil volumes produced and crude oil prices.  The decrease in accounts and notes receivable from employees is primarily the result of proceeds received from employees exceeding advances disbursed to employees for their participation in the drilling and development of wells in which the Company has an interest.

Index

The Company funds its operation with cash generated by operations and existing cash and equivalent balances.  The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2011.  The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights.  The Company has no current alternate financing plan, nor does it anticipate that one will be necessary.  The Company used cash on hand to fund the payment of a distribution amounting to approximately $2.8 million in April 2011.

The Company’s cash flow from operations before the change in working capital was $4.3 million, a decrease of $2.7 million, or 39%, during the three months ended March 31, 2011, as compared to the same period in 2010.  Changes in working capital from operations other than cash and cash equivalents decreased cash by $1.0 million during the three months ended March 31, 2011, due primarily to decreases in accounts payable and accrued expenses.  These effects were offset somewhat by an increase in accounts receivable.

Cash flows provided by operating activities was $3.3 million for the three months ended March 31, 2011.  Cash was primarily used in investing and financing activities to purchase property and equipment and pay a quarterly distribution.

Management of the Company believes existing cash flows should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual repurchase rights and the payment of quarterly distributions.

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012.  The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.37 to $6.70 per MCF.  The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012.  The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.23 to $6.88 per MCF.  Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price.  The impact on the Company cannot fully be measured until actual production volumes and prices are determined.  The Company entered into no new contracts with Dominion or IGS during the three months ended March 31, 2011.

Index

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2011 and 2010.  All items in the table are calculated as a percentage of total revenues.  This table should be read in conjunction with the discussions of each item below:

	Three Months Ended March 31,
	2011	2010

Revenues:
Oil and gas sales	97%	98%
Well management and operating	3	2
Total Revenues	100%	100%

Expenses:
Production costs	20%	15%
Well management and operating	1	1
Depreciation, depletion and amortization	26	24
Accretion	1	1
General and administrative	10	8
Income tax	1	-
Total Expenses	59%	49%

Net income	41%	51%

Revenues for the three months ended March 31, 2011 decreased $2.9 million, or 31%, compared to the same period in 2010.  This decrease was primarily due to a decrease in oil and gas sales during the first three months of 2011, as compared to the same period in 2010.

Oil and gas sales decreased $2.9 million, or 32%, during the three months ended March 31, 2011 compared to the same period in 2010.  Lower natural gas prices and lesser natural gas volumes produced during the first quarter of 2011 were primarily responsible for this decrease as compared to the same period in 2010.  The effect of the lower natural gas prices and lesser natural gas volumes produced was offset somewhat by higher crude oil prices received during the first quarter of 2011 as compared to the same period in 2010.

Production costs decreased $72,000, or 5%, during the three months ended March 31, 2011 compared to the same period in 2010.  The primary reason for this decrease was due to lesser costs charged by third party operators in association with their operations of oil and gas properties of which the Company participates as a joint venture partner.

Index

Depreciation, depletion and amortization decreased $630,000, or 28%, during the three months ended March 31, 2011 compared to the same period in 2010.  The primary reasons for this decrease are the result of higher oil and gas reserves and lesser natural gas volumes produced during the first quarter of 2011 as compared to the same period in 2010.  The increase in oil and gas reserves was primarily the result of higher crude oil and natural gas prices at December 31, 2010, the most recent valuation date, which increased the average economic life of the Company’s wells as compared to December 31, 2009, the prior valuation date.

Accretion expense decreased $23,000, or 22%, during the three months ended March 31, 2011 compared to the same period in 2010.  This decrease was primarily due to many liabilities on certain properties being fully accreted as of December 31, 2010.

General and administrative expenses decreased $55,000, or 8%, during the three months ended March 31, 2011 compared to the same period in 2010.  The primary reason for this decrease is due to lesser miscellaneous overhead expenses associated with ongoing administration.

Income tax expenses decreased $18,000, or 35%, during the three months ended March 31, 2011 compared to the same period in 2010.  The primary reason for this decrease is due to lesser income taxes projected due for the current period.

The Company reported net income of $2.6 million, a decrease of $2.1 million, or 44%, during the three months ended March 31, 2011 compared to the same period in 2010.  The decrease in oil and gas sales was primarily responsible for this decrease in net income.  Net income represented 41% and 51% of total revenue during the three months ended March 31, 2011 and 2010, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Index

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2010, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

May 13, 2011	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)