Form 10-Q
period 2011-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2011-08-12
CIK 868082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 5,616,422 Units of limited partnership interest of the registrant as of August 10, 2011.  The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of June 30, 2011.

EVERFLOW EASTERN PARTNERS, L.P.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$21,340,485	$19,661,106
Accounts and notes receivable:
Production	3,964,309	4,435,457
Employees (including notes receivable)	138,744	242,240
Joint venture partners	39,202	36,416
Other	276,542	370,260
Total current assets	25,759,282	24,745,479

PROPERTY AND EQUIPMENT

Proved properties (successful efforts accounting method)	173,866,203	173,134,659
Pipeline and support equipment	582,593	573,775
Corporate and other	2,020,760	2,009,485
	176,469,556	175,717,919

Less accumulated depreciation, depletion,amortization and write down	135,153,157	131,922,795
	41,316,399	43,795,124

OTHER ASSETS
Employees' accounts and notes receivable	368,903	409,230
Other	77,546	77,546
	446,449	486,776

	$67,522,130	$69,027,379

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,915,225	$2,772,561
Deferred revenue	1,000,000	1,000,000
Accrued expenses	481,592	886,590
Total current liabilities	3,396,817	4,659,151

DEFERRED INCOME TAXES	267,000	284,000

ASSET RETIREMENT OBLIGATIONS	5,672,340	5,498,740

COMMITMENTS AND CONTINGENCIES	-	-

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,616,422 and 5,618,867 Units, respectively	57,499,046	57,894,142

GENERAL PARTNER'S EQUITY	686,927	691,346
Total partners' equity	58,185,973	58,585,488

	$67,522,130	$69,027,379

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
REVENUES
Oil and gas sales	$5,806,860	$6,382,869	$11,972,710	$15,420,629
Well management and operating	143,229	149,274	307,538	305,959
Other	285	243	1,518	554
	5,950,374	6,532,386	12,281,766	15,727,142

DIRECT COST OF REVENUES
Production costs	914,143	821,412	2,192,114	2,170,923
Well management and operating	66,261	70,043	145,184	139,710
Depreciation, depletion and amortization	1,618,314	2,270,180	3,236,328	4,517,860
Accretion expense	86,100	93,300	170,300	200,800
Total direct cost of revenues	2,684,818	3,254,935	5,743,926	7,029,293

GENERAL AND ADMINISTRATIVE EXPENSE	557,277	611,160	1,214,961	1,323,968
Total cost of revenues	3,242,095	3,866,095	6,958,887	8,353,261

INCOME FROM OPERATIONS	2,708,279	2,666,291	5,322,879	7,373,881

OTHER INCOME
Interest income	20,662	27,713	39,510	50,147
Gain on sale of property and equipment	-	20,124	2,183	20,124
	20,662	47,837	41,693	70,271

INCOME BEFORE INCOME TAXES	2,728,941	2,714,128	5,364,572	7,444,152

INCOME TAX EXPENSE (BENEFIT)
Current	30,000	60,000	75,000	120,000
Deferred	(5,000)	(9,000)	(17,000)	(18,000)
	25,000	51,000	58,000	102,000

NET INCOME	$2,703,941	$2,663,128	$5,306,572	$7,342,152

Allocation of Partnership Net Income
Limited Partners	$2,672,033	$2,631,717	$5,243,951	$7,255,555
General Partner	31,908	31,411	62,621	86,597

	$2,703,941	$2,663,128	$5,306,572	$7,342,152

Net income per unit	$0.47	$0.47	$0.93	$1.29

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010

PARTNERS' EQUITY - JANUARY 1	$58,585,488	$62,573,175

Net income	5,306,572	7,342,152

Cash distributions ($1.00 per unit in 2011 and 2010)	(5,685,965)	(5,688,949)

Repurchase Right - Units tendered	(40,244)	(40,940)

Option Repurchase Plan - options exercised	20,122	20,470

PARTNERS' EQUITY - JUNE 30	$58,185,973	$64,205,908

See notes to unaudited consolidated financial statements.

Index

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,306,572	$7,342,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,278,628	4,558,260
Accretion expense	170,300	200,800
Gain on sale of property and equipment	(2,183)	(20,124)
Deferred income taxes	(17,000)	(18,000)
Changes in assets and liabilities:
Accounts receivable	468,362	(23,870)
Other current assets	93,718	(409,385)
Accounts payable	(541,985)	148,093
Accrued expenses	(404,998)	(452,413)
Total adjustments	3,044,842	3,983,361
Net cash provided by operating activities	8,351,414	11,325,513

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	189,462	476,344
Advances disbursed to employees	(45,639)	(72,449)
Purchase of property and equipment	(1,163,015)	(2,680,733)
Proceeds on sale of property and equipment	13,000	924
Net cash used by investing activities	(1,006,192)	(2,275,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(5,685,965)	(5,688,949)
Proceeds from options exercised	20,122	20,470
Net cash used by financing activities	(5,665,843)	(5,668,479)

NET INCREASE IN CASH AND EQUIVALENTS	1,679,379	3,381,120

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	19,661,106	16,610,772

CASH AND EQUIVALENTS AT END OF PERIOD	$21,340,485	$19,991,892

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$77,625	$157,081

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

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2011 and 2010:

	2011	2010

Beginning of period	$5,661,740	$5,379,368
Liabilities incurred	3,300	37,200
Liabilities settled	-	(42,831)
Accretion expense	170,300	200,800

End of period	$5,835,340	$5,574,537

At June 30, 2011 and December 31, 2010, asset retirement obligations of $5,835,340 and $5,661,740 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets.  The current portion of the asset retirement obligations was $163,000 at June 30, 2011 and December 31, 2010.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.
Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured.  The Company utilizes the sales method to account for gas production volume imbalances.  Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf.  The Company had no material gas imbalances at June 30, 2011 and December 31, 2010.  Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented.  Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,618,867 and 5,621,851 for the three and six months ended June 30, 2011 and 2010, respectively.

I.	Subsequent Events - Everflow paid a cash distribution in July 2011 of $.75 per Unit. The distribution amounted to approximately $4,263,000.

J.
New Accounting Standards - The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.                   Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Accounts Payable:
Production and related other	$1,343,160	$1,281,624
Other	353,279	342,961
Joint venture partners	153,837	767,676
Repurchase of Units	40,244	-
Drilling	24,705	380,300
	$1,915,225	$2,772,561

Accrued Expenses:
Payroll and retirement plan contributions	$237,592	$645,233
Current portion of asset retirement obligations	163,000	163,000
Federal, state and local taxes	81,000	78,357
	$481,592	$886,590

The Company received a $1 million deposit (the “Deposit”) related to the Disposition described in Note 6.  The Deposit is recognized as deferred revenue in the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right.  The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units.  The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports.  The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder.  The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs).  If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period.  The price associated with the Repurchase Right, based upon the December 31, 2010 calculation, is $8.23 per Unit, net of the distributions made in January 2011 ($0.50 per Unit) and April 2011 ($0.50 per Unit).  The repurchase of Units of $40,244 is included in accounts payable at June 30, 2011 and was paid in July 2011.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Partners’ Equity (continued)

Units repurchased pursuant to the Repurchase Right for each of the last three years are as follows:

	Per Unit
Year	Calculated Price for Repurchase Right	Less Interim Distributions	Net Price Paid	# of Units Repurchased	Units Out-standing Following Repurchase

2009	$12.57	$1.50	$11.07	2,442	5,621,851
2010	$7.86	$1.00	$6.86	5,968	5,615,883
2011	$9.23	$1.00	$8.23	4,890	5,613,977

At June 30, 2011 and 2010, the Company granted a total of 2,445 and 2,984 options, respectively, to two officers and one employee, of which all were exercised on the same date.  There were 5,616,422 and 5,618,867 Units outstanding on June 30, 2011 and 2010, respectively, after the exercise of these options.

There were no instruments outstanding at June 30, 2011 or 2010 that would potentially dilute net income per Unit.

Note 5.	Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012.  The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.37 to $6.70 per MCF.  The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012.  The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.23 to $6.88 per MCF.  Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price.  The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.  The Company entered into no new contracts with Dominion or IGS during the six months ended June 30, 2011.

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

In November 2010, the Company agreed to sell their deep rights in certain Ohio properties for cash consideration net to the Company not expected to exceed $35 million, subject to acreage and closing adjustments (the "Disposition").  The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement.  The Company anticipates closing the Disposition during the second half of 2011, subject to fulfillment of closing conditions, though there can be no assurance that all of the conditions to closing the Disposition will be satisfied and that the transaction will actually be consummated.  The Company received a $1 million deposit from the purchaser (the "Deposit") that is to be credited to the purchaser upon closing of the Disposition.  The Deposit is recognized as deferred revenue in the Company's consolidated balance sheets at June 30, 2011 and December 31, 2010.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production.  The loans carry no loan forgiveness provisions, and no loans have ever been forgiven.  The loans accrue interest at the prime rate, which was 3.25% at June 30, 2011.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002.  At June 30, 2011 and December 31, 2010, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2007 to December 2010.  There have been no subsequent extensions or modifications to any of these notes since their original date of issuance.  Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2011), amounted to $507,647 and $651,470 at June 30, 2011 and December 31, 2010, respectively.

In January 2010, one employee settled his entire loan balance in full by selling working interests in well properties he owned to the Company for a total purchase price of $270,000 and by paying cash of $141,700.

Index

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.                   Option Repurchase Plan

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to repurchase certain Units to select officers and employees.  The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company.  The Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders.  At June 30, 2011 and 2010, the Company granted a total of 2,445 and 2,984 options, respectively, to two officers and one employee, of which all were exercised on the same date.  Compensation expense associated with these grants was not material to the financial statements.

Index

Part I:  Financial Information

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$22,362	35%	$20,086	31%
Property and equipment (net)	41,317	64	43,795	68
Other	446	1	487	1
Total	$64,125	100%	$64,368	100%

Deferred income taxes	$267	-%	$284	-%
Long-term liabilities	5,672	9	5,499	9
Partners' equity	58,186	91	58,585	91
Total	$64,125	100%	$64,368	100%

                Working capital of $22.4 million as of June 30, 2011 represented an increase of $2.3 million from December 31, 2010, due primarily to an increase in cash and equivalents and decreases in accounts payable and accrued expenses, offset somewhat by a decrease in accounts receivable from production.  The increase in cash and equivalents is primarily the result of cash provided by operating activities exceeding cash used by investing and financing activities.  The decrease in accounts payable was primarily the result of less payables associated with joint venture partners and drilling costs.  The decrease in accrued expenses was primarily the result of less payroll and retirement plan contributions accrued.  The decrease in accounts receivable from production is primarily the result of a decrease in natural gas volumes produced.

                The Company funds its operation with cash generated by operations and existing cash and equivalent balances.  The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2011.  The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights.  The Company has no current alternate financing plan, nor does it anticipate that one will be necessary.  The Company used cash on hand to fund the payment of a distribution amounting to approximately $4.3 million in July 2011.

Index

                 The Company’s cash flow from operations before the change in working capital was $8.7 million, a decrease of $3.3 million, or 28%, during the six months ended June 30, 2011, as compared to the same period in 2010.  Changes in working capital from operations other than cash and cash equivalents decreased cash by $385,000 during the six months ended June 30, 2011, due primarily to decreases in accounts payable and accrued expenses, offset somewhat by a decrease in accounts receivable from production.

    Cash flows provided by operating activities was $8.4 million for the six months ended June 30, 2011.  Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions.

     Management of the Company believes existing cash flows should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual repurchase rights and the payment of quarterly distributions.

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012.  The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.37 to $6.70 per MCF.  The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012.  The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.23 to $6.88 per MCF.  Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price.  The impact on the Company cannot fully be measured until actual production volumes and prices are determined.  The Company entered into no new contracts with Dominion or IGS during the six months ended June 30, 2011.

Index

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2011 and 2010.  All items in the table are calculated as a percentage of total revenues.  This table should be read in conjunction with the discussions of each item below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Oil and gas sales	98%	98%	98%	98%
Well management and operating	2	2	2	2
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	16%	13%	18%	14%
Well management and operating	1	1	1	1
Depreciation, depletion and amortization	27	34	26	28
Accretion expense	1	1	1	1
General and administrative	9	9	10	8
Income taxes	1	1	1	1
Total expenses	55%	59%	57%	53%

Net income	45%	41%	43%	47%

Revenues for the three and six months ended June 30, 2011 decreased $582,000 and $3.4 million, respectively, compared to the same periods in 2010.  These decreases were primarily due to decreases in oil and gas sales during the first three and six months of 2011, as compared to the same periods in 2010.

Oil and gas sales decreased $576,000, or 9%, during the three months ended June 30, 2011 compared to the same period in 2010.  Oil and gas sales decreased $3.4 million, or 22%, during the six months ended June 30, 2011 compared to the same period in 2010.  Lower natural gas prices and less natural gas volumes produced during the three and six month periods ending June 30, 2011 were primarily responsible for these decreases as compared to the same periods in 2010. Lower natural gas production volumes during the three month period ended June 30, 2011 as compared to the comparable period in 2010 were primarily the result of operated properties being voluntarily shut-in during the three month period ended June 30, 2011 that weren’t shut-in during the comparable period in 2010. The effect of the lower natural gas prices and less natural gas volumes produced was offset somewhat by higher crude oil prices and more crude oil volumes produced during the three and six month periods ending June 30, 2011 as compared to the same periods in 2010.

Index

Production costs increased $93,000, or 11%, during the three months ended June 30, 2011 compared to the same period in 2010.  The primary reason for this increase was due to higher costs charged by third party operators in association with their operations of oil and gas properties of which the Company participates as a joint venture partner.

                Depreciation, depletion and amortization decreased $652,000, or 29%, during the three months ended June 30, 2011 compared to the same period in 2010.  Depreciation, depletion and amortization decreased $1.3 million, or 28%, during the six months ended June 30, 2011 compared to the same period in 2010.  The primary reasons for these decreases are the result of higher oil and gas reserves and less natural gas volumes produced during the first three and six months of 2011 as compared to the same periods in 2010.  The increase in oil and gas reserves was primarily the result of higher crude oil and natural gas prices at December 31, 2010, the most recent valuation date, which increased the average economic life of the Company’s wells as compared to December 31, 2009, the prior valuation date.

General and administrative expenses decreased $54,000, or 9%, during the three months ended June 30, 2011 compared to the same period in 2010.  General and administrative expenses decreased $109,000, or 8%, during the six months ended June 30, 2011 compared to the same period in 2010.  The primary reason for these decreases is due to less miscellaneous overhead expenses associated with ongoing administration.

Income tax expenses decreased $26,000, or 51%, during the three months ended June 30, 2011 compared to the same period in 2010.  Income tax expenses decreased $44,000, or 43%, during the six months ended June 30, 2011 compared to the same period in 2010.  The primary reason for these decreases is due to less income taxes projected due for the current periods.

The Company reported net income of $2.7 million, an increase of $41,000, or 2%, during the three months ended June 30, 2011 compared to the same period in 2010.  The Company reported net income of $5.3 million, a decrease of $2 million, or 28%, during the six months ended June 30, 2011 compared to the same period in 2010.  The primary reason for the decrease in net income during the six months ended June 30, 2011 as compared to the same period in 2010 is the result of lower oil and gas sales, offset somewhat by a decrease in depreciation, depletion and amortization.  Net income represented 45% and 41% of total revenue during the three months ended June 30, 2011 and 2010, respectively.  Net income represented 43% and 47% of total revenue during the six months ended June 30, 2011 and 2010, respectively.

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

Index

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

Index

Part II.  Other Information

Item 6.                EXHIBITS

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

August 12, 2011	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)