Form 10-Q
period 2011-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2011-11-14
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

There were 5,616,422 Units of limited partnership interest of the registrant as of November 10, 2011. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of September 30, 2011.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$21,298,673	$19,661,106
Accounts and notes receivable:
Production	3,512,501	4,435,457
Employees (including notes receivable)	150,734	242,240
Joint venture partners	77,666	36,416
Other	233,214	370,260

Total current assets	25,272,788	24,745,479

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,415,555	173,134,659
Pipeline and support equipment	653,473	573,775
Corporate and other	2,020,760	2,009,485

	177,089,788	175,717,919

Less accumulated depreciation, depletion, amortization and write down	136,807,170	131,922,795

	40,282,618	43,795,124

OTHER ASSETS
Employees’ accounts and notes receivable	322,482	409,230
Other	77,546	77,546

	400,028	486,776

	$65,955,434	$69,027,379

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,183,004	$2,772,561
Deferred revenue	1,000,000	1,000,000
Accrued expenses	580,831	886,590

Total current liabilities	3,763,835	4,659,151

DEFERRED INCOME TAXES	262,000	284,000

ASSET RETIREMENT OBLIGATIONS	5,764,125	5,498,740

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,616,422 and 5,618,867 Units, respectively	55,502,401	57,894,142

GENERAL PARTNER’S EQUITY	663,073	691,346

Total partners’ equity	56,165,474	58,585,488

	$65,955,434	$69,027,379

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Oil and gas sales	$5,487,462	$5,600,492	$17,460,172	$21,021,121
Well management and operating	144,783	144,565	452,321	450,524
Other	1,137	1,181	2,655	1,735

	5,633,382	5,746,238	17,915,148	21,473,380

DIRECT COST OF REVENUES
Production costs	1,038,250	1,071,996	3,230,364	3,242,919
Well management and operating	57,324	66,981	202,508	206,691
Depreciation, depletion and amortization	1,685,199	2,251,430	4,921,527	6,769,290
Accretion expense	88,000	77,200	258,300	278,000

Total direct cost of revenues	2,868,773	3,467,607	8,612,699	10,496,900

GENERAL AND ADMINISTRATIVE EXPENSE	531,688	509,045	1,746,649	1,833,013

Total cost of revenues	3,400,461	3,976,652	10,359,348	12,329,913

INCOME FROM OPERATIONS	2,232,921	1,769,586	7,555,800	9,143,467

OTHER INCOME
Interest income	19,220	20,244	58,730	70,391
Gain on sale of property and equipment	—	56,070	2,183	76,194

	19,220	76,314	60,913	146,585

INCOME BEFORE INCOME TAXES	2,252,141	1,845,900	7,616,713	9,290,052

INCOME TAX EXPENSE (BENEFIT)
Current	15,000	30,000	90,000	150,000
Deferred	(5,000)	(9,000)	(22,000)	(27,000)

	10,000	21,000	68,000	123,000

NET INCOME	$2,242,141	$1,824,900	$7,548,713	$9,167,052

Allocation of Partnership Net Income
Limited Partners	$2,215,670	$1,803,358	$7,459,621	$9,058,913
General Partner	26,471	21,542	89,092	108,139

	$2,242,141	$1,824,900	$7,548,713	$9,167,052

Net income per unit	$0.40	$0.32	$1.33	$1.61

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010

PARTNERS’ EQUITY - JANUARY 1	$58,585,488	$62,573,175

Net income	7,548,713	9,167,052

Cash distributions ($1.75 per unit in 2011 and $2.00 per unit in 2010)	(9,948,605)	(11,374,914)

Repurchase Right - Units tendered	(40,244)	(40,940)

Option Repurchase Plan - options exercised	20,122	20,470

PARTNERS’ EQUITY - SEPTEMBER 30	$56,165,474	$60,344,843

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,548,713	$9,167,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,985,027	6,830,490
Accretion expense	258,300	278,000
Gain on sale of property and equipment	(2,183)	(76,194)
Deferred income taxes	(22,000)	(27,000)
Changes in assets and liabilities:
Accounts receivable	881,706	737,065
Other current assets	137,046	(285,382)
Accounts payable	(614,559)	185,104
Accrued expenses	(306,274)	(431,592)

Total adjustments	5,317,063	7,210,491

Net cash provided by operating activities	12,865,776	16,377,543

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	233,016	522,704
Advances disbursed to employees	(54,762)	(111,609)
Purchase of property and equipment	(1,450,736)	(3,998,843)
Proceeds on sale of property and equipment	13,000	49,472

Net cash used by investing activities	(1,259,482)	(3,538,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(9,948,605)	(11,374,914)
Proceeds from options exercised	20,122	20,470
Repurchase of units	(40,244)	(40,940)

Net cash used by financing activities	(9,968,727)	(11,395,384)

NET INCREASE IN CASH AND EQUIVALENTS	1,637,567	1,443,883

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	19,661,106	16,610,772

CASH AND EQUIVALENTS AT END OF PERIOD	$21,298,673	$18,054,655

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$107,625	$238,581

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2011 and 2010:

	2011	2010

Beginning of period	$5,661,740	$5,379,368
Liabilities incurred	7,600	43,200
Liabilities settled	(515)	(106,610)
Accretion expense	258,300	278,000

End of period	$5,927,125	$5,593,958

At September 30, 2011 and December 31, 2010, asset retirement obligations of $5,927,125 and $5,661,740 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $163,000 at September 30, 2011 and December 31, 2010.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2011 and December 31, 2010. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

The Company believes that it has appropriate support for any tax positions taken and, as such, does not have any uncertain tax positions that are material to the financial statements. The Company’s tax returns are subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities, generally for three years after they are filed.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,616,422 and 5,618,052 for the three and nine months ended September 30, 2011, respectively, and 5,618,867 and 5,620,856 for the three and nine months ended September 30, 2010, respectively.

I.	Subsequent Events - Everflow paid a cash distribution in October 2011 of $.50 per Unit. The distribution amounted to approximately $2,842,000.

J.	New Accounting Standards - The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Accounts Payable:
Production and related other	$1,353,949	$1,281,624
Drilling	405,302	380,300
Other	294,052	342,961
Joint venture partners	129,701	767,676

	$2,183,004	$2,772,561

Accrued Expenses:
Payroll and retirement plan contributions	$358,831	$645,233
Current portion of asset retirement obligations	163,000	163,000
Federal, state and local taxes	59,000	78,357

	$580,831	$886,590

The Company received a $1 million deposit (the “Deposit”) related to the Disposition described in Note 6. The Deposit is recognized as deferred revenue in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2010 calculation, was $8.23 per Unit, net of the distributions made in January 2011 ($0.50 per Unit) and April 2011 ($0.50 per Unit). The repurchase of Units of $40,244 was paid in July 2011.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Partners’ Equity (continued)

Units repurchased pursuant to the Repurchase Right for each of the last three years are as follows:

	Per Unit
Year	Calculated Price for Repurchase Right	Less Interim Distributions	Net Price Paid	# of Units Repurchased	Units Out- standing Following Repurchase

2009	$12.57	$1.50	$11.07	2,442	5,621,851
2010	$7.86	$1.00	$6.86	5,968	5,615,883
2011	$9.23	$1.00	$8.23	4,890	5,613,977

At June 30, 2011 and 2010, the Company granted a total of 2,445 and 2,984 options, respectively, to two officers and one employee, of which all were exercised on the same date. There were 5,616,422 and 5,618,867 Units outstanding on June 30, 2011 and 2010, respectively, after the exercise of these options.

There were no instruments outstanding at September 30, 2011 or 2010 that would potentially dilute net income per Unit.

Note 5.	Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.37 to $6.70 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.23 to $6.88 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. The Company entered into no new contracts with Dominion or IGS during the nine months ended September 30, 2011.

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

In November 2010, the Company agreed to sell its deep rights in certain Ohio properties for cash consideration net to the Company not expected to exceed $35 million, subject to acreage and closing adjustments (the “Disposition”). The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement. The Company anticipated closing the Disposition during the second half of 2011. However, the closing of the Disposition has been deferred until the first quarter of 2012 to allow the Company additional time to cure various potential defects in the Company’s lease rights in the subject acreage as described in the closing conditions of the agreement. The Company anticipates that there will be certain defects that it will be unable to cure and that the cash consideration therefore will likely be less than originally anticipated. There can be no assurance that all of the conditions to closing the Disposition will be satisfied and that the transaction will actually be consummated. The Company received a $1 million deposit from the purchaser (the “Deposit”) that is to be credited to the purchaser upon the closing of the Disposition. The Deposit is recognized as deferred revenue in the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at September 30, 2011.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At September 30, 2011 and December 31, 2010, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2007 to December 2010. There have been no subsequent extensions or modifications to any of these notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2011), amounted to $473,216 and $651,470 at September 30, 2011 and December 31, 2010, respectively.

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

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$21,509	34%	$20,086	31%
Property and equipment (net)	40,283	65	43,795	68
Other	400	1	487	1

Total	$62,192	100%	$64,368	100%

Deferred income taxes	$262	—%	$284	—%
Long-term liabilities	5,764	9	5,499	9
Partners’ equity	56,166	91	58,585	91

Total	$62,192	100%	$64,368	100%

Working capital of $21.5 million as of September 30, 2011 represented an increase of $1.4 million from December 31, 2010, due primarily to an increase in cash and equivalents and decreases in accounts payable and accrued expenses, offset somewhat by a decrease in accounts receivable from production. The increase in cash and equivalents is primarily the result of cash provided by operating activities exceeding cash used by investing and financing activities. The decrease in accounts payable was primarily the result of less payables associated with joint venture partners. The decrease in accrued expenses was primarily the result of less payroll and retirement plan contributions accrued. The decrease in accounts receivable from production was primarily the result of decreases in natural gas volumes produced and natural gas prices received.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 10, 2011. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $2.8 million in October 2011.

The Company’s cash flow from operations before the change in working capital was $12.8 million, a decrease of $3.4 million, or 21%, during the nine months ended September 30, 2011, as compared to the same period in 2010. Changes in working capital from operations other than cash and cash equivalents increased cash by $98,000 during the nine months ended September 30, 2011 due to decreases in accounts receivable from production and other current assets, offset by decreases in accounts payable and accrued expenses.

Cash flows provided by operating activities was $12.9 million for the nine months ended September 30, 2011. Cash was primarily used in investing and financing activities to purchase property and equipment and pay quarterly distributions.

Management of the Company believes existing cash flows should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual repurchase rights and the payment of quarterly distributions.

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.37 to $6.70 per MCF. The Company also has two annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligate IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreements with IGS provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.23 to $6.88 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. The Company entered into no new contracts with Dominion or IGS during the nine months ended September 30, 2011.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2011 and 2010. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Oil and gas sales	97%	98%	98%	98%
Well management and operating	3	2	2	2

Total revenues	100%	100%	100%	100%

Expenses:
Production costs	18%	19%	18%	15%
Well management and operating	1	1	1	1
Depreciation, depletion and amortization	30	39	27	31
Accretion expense	2	1	2	1
General and administrative	9	9	10	9
Income taxes	—	—	—	1

Total expenses	60%	69%	58%	58%

Other income	—%	1%	—%	1%

Net income	40%	32%	42%	43%

Revenues for the three and nine months ended September 30, 2011 decreased $113,000 and $3.6 million, respectively, compared to the same periods in 2010. These decreases were primarily due to decreases in oil and gas sales during the first three and nine months of 2011, as compared to the same periods in 2010.

Oil and gas sales decreased $113,000, or 2%, during the three months ended September 30, 2011 compared to the same period in 2010. The primary reason for this decrease was the result of lower natural gas prices received during the three month period ended September 30, 2011 as compared to the same period in 2010. The effect of the lower natural gas prices received was offset somewhat by increased natural gas and crude oil volumes produced, as well as higher crude oil prices received, during the three month period ended September 30, 2011 as compared to the same period in 2010. The increase in natural gas volumes produced was primarily the result of new production from oil and gas properties drilled during 2010, as the total natural gas volumes produced on all other wells decreased during the three month period ended September 30, 2011 as compared to the same period in 2010. Oil and gas sales decreased $3.6 million, or 17%, during the nine months ended September 30, 2011 compared to the same period in 2010. Lower natural gas prices and less natural gas volumes produced during the nine month period ending September 30, 2011 were primarily responsible for this decrease as compared to the same period in 2010. Lower natural gas production volumes during the nine month period ended September 30, 2011 as compared to the comparable period in 2010 were primarily the result of operated properties being voluntarily shut-in during the nine month period ended September 30, 2011 that were not shut-in during the comparable period in 2010 (the “shut-ins”). The effect of the shut-ins on natural gas volumes produced during the nine month period ended September 30, 2011 as compared to the comparable period in 2010 was offset somewhat by new natural gas volumes produced from oil and gas properties drilled during 2010. The effect of the lower natural gas prices and less natural gas volumes produced was offset somewhat by higher crude oil prices and more crude oil volumes produced during the nine month period ending September 30, 2011 as compared to the same period in 2010.

Production costs decreased $34,000, or 3%, during the three month period ended September 30, 2011 compared to the same period in 2010. This decrease was primarily the result of decreases in costs to operate and manage the Company’s producing oil and gas properties relative to the shut-ins.

Depreciation, depletion and amortization decreased $566,000, or 25%, during the three months ended September 30, 2011 compared to the same period in 2010. Depreciation, depletion and amortization decreased $1.8 million, or 27%, during the nine months ended September 30, 2011 compared to the same period in 2010. The primary reason for these decreases is the result of higher oil and gas reserves during the three and nine month periods ending September 30, 2011 as compared to the same periods in 2010. The increase in oil and gas reserves was primarily the result of higher crude oil and natural gas prices at December 31, 2010, the most recent valuation date, which increased the average economic life of the Company’s wells as compared to December 31, 2009, the prior valuation date. Less natural gas volumes produced during the first nine months of 2011 as compared to the same period in 2010 also contributed as a factor to the decrease for the nine month period ended September 30, 2011 as compared to the same period in 2010. Increased natural gas volumes produced during the three month period ended September 30, 2011 as compared to the same period in 2010 offset the effect of higher oil and gas reserves for the three month period ended September 30, 2011 as compared to the same period in 2010.

General and administrative expenses decreased $86,000, or 5%, during the nine months ended September 30, 2011 compared to the same period in 2010. The primary reason for this decrease is due to less miscellaneous overhead expenses associated with ongoing administration.

Gain on sale of property and equipment decreased $56,000, or 100%, during the three months ended September 30, 2011 compared to the same period in 2010. Gain on sale of property and equipment decreased $74,000, or 97%, during the nine months ended September 30, 2011 compared to the same period in 2010. Gains recognized during the three and nine month periods ending September 30, 2010 were the result of the sale of seven and ten oil and gas properties, respectively. There were no sales of oil and gas properties during the three and nine month periods ending September 30, 2011.

Income tax expenses decreased $11,000, or 52%, during the three months ended September 30, 2011 compared to the same period in 2010. Income tax expenses decreased $55,000, or 45%, during the nine months ended September 30, 2011 compared to the same period in 2010. The primary reason for these decreases is due to less income taxes projected due for the current periods.

The Company reported net income of $2.2 million, an increase of $417,000, or 23%, during the three months ended September 30, 2011 compared to the same period in 2010. The Company reported net income of $7.5 million, a decrease of $1.6 million, or 18%, during the nine months ended September 30, 2011 compared to the same period in 2010. The primary reason for the increase in net income during the three months ended September 30, 2011 as compared to the same period in 2010 is the result of less depreciation, depletion and amortization. The primary reason for the decrease in net income during the nine months ended September 30, 2011 as compared to the same period in 2010 is the result of less oil and gas sales, offset by the effect of less depreciation, depletion and amortization. Net income represented 40% and 32% of total revenue during the three months ended September 30, 2011 and 2010, respectively. Net income represented 42% and 43% of total revenue during the nine months ended September 30, 2011 and 2010, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

November 14, 2011	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)