Form 10-K
period 2011-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2012-03-27
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 4,501,500 Units of Limited Partnership Interest held by non-affiliates of the Registrant as of June 30, 2011. At June 30, 2011, there was no public market for the Registrant’s Units of Limited Partnership Interest. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2011.

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

Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 70% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2011 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 440 (net) wells. The Company serves as the operator of approximately 60% of the gross wells and 75% of the net wells which comprise the Company’s properties.

The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

Sale of Deep Rights. In November 2010, the Company signed a letter agreement with Ohio Buckeye Energy, L.L.C. (the “Purchaser”), whereby the Company had agreed to sell the Company’s deep rights in certain Ohio properties totaling approximately 28,000 acres, which includes the depths below the stratigraphic equivalent of the top of the Queenston Formation (the “Disposition”), to the Purchaser for cash consideration. The Company received a $1 million deposit from the Purchaser that is to be credited to the Purchaser upon closing of the Disposition.

In February 2012, the Company closed on the first part of the Disposition with the sale of deep rights in approximately 28,000 acres to the Purchaser for cash consideration net to the Company’s interest of approximately $35 million.

The Company anticipates holding a second and final closing with the Purchaser during the second quarter of 2012 (the “Final Disposition”), as additional time is needed to allow the Company to cure various potential defects in the Company’s lease rights in the subject acreage as described in the closing conditions of the agreement. After the closing of the first part of the Disposition and prior to the Final Disposition (the “Interim Period”), the Company also anticipates receiving cash consideration on various defected lease rights as the defects become cured. In addition, the Company anticipates that there will be certain defects that it will be unable to cure. The Company expects to receive cash consideration net to the Company’s interest during the Interim Period and from the Final Disposition of approximately $1 million—$3 million. There can be no assurance that all of the conditions to closing the Final Disposition will be satisfied or that the Company’s expectations as to cash consideration to be received during the Interim Period and from the Final Disposition will be realized.

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

Acquisition of Prospects. The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2011, the Company’s current leasehold inventory consists of approximately 50 prospects in various stages of maturity representing approximately 972 net acres under lease.

In choosing oil and gas prospects for the Company, the General Partner does not attempt to manage the risks of drilling through a policy of selecting diverse prospects in various geographic areas or with the potential of oil and gas production from different geological formations. Rather, substantially all prospects are expected to be located in the Appalachian Basin of Ohio and Pennsylvania and are to be drilled primarily to the Clinton/Medina Sands geological formation or closely related oil and gas formations in such area. The Company also has the right to participate in the development of certain wells in the Utica geological formation with a joint venture partner. The Company does not currently participate in the operation of such wells, and has not yet determined whether, or to what extent, it might exercise its right to do so.

Acquisition of Producing Properties. As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. While the Company did not acquire any producing oil and gas properties during 2011, it did acquire 1.13 net producing oil and gas properties during 2010.

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

Funding for Activities. The Company finances its current operations, including undeveloped leasehold acquisition activities, through cash generated from operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Results of Operations.”

The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness would consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2011 or 2010 and no principal indebtedness was outstanding as of March 15, 2012. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources.”

Although the Company’s Amended and Restated Agreement of Limited Partnership dated as of February 10, 2010 (the “Partnership Agreement”) does not contain any specific restrictions on borrowings, the Company has no specific plans to borrow for the acquisition of producing oil and gas properties. The Company expects that borrowings may be necessary to enable it to repurchase Units tendered in connection with the Repurchase Right (as defined under [ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES]). See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources.”

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2011, which aggregate $60,562,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil. Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. All posted prices in the areas where the Company’s properties are located are generally somewhat lower than the spot market prices, although there have been substantial fluctuations in crude oil prices in recent years, including 2011.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 15, 2012, $100.66 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2011, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002, the Company has had and continues to have numerous annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total .38 BCF through October 2012 at various monthly weighted-average prices ranging from $5.37 to $5.48 per MCF. The weighted-average price for all monthly quantities of natural gas locked-in with Dominion is $5.43 per MCF.

The Company also has an annual contract with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract period. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total .24 BCF through October 2012 at various monthly weighted-average prices ranging from $5.23 to $5.54 per MCF. The weighted-average price for all monthly quantities of natural gas locked-in with IGS is $5.36 per MCF.

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price plus basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. As of December 31, 2011, natural gas purchased by Dominion covers production from approximately 540 gross wells, while natural gas purchased by IGS covers production from approximately 240 gross wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Inflation and Changes in Prices.”

For the year ended December 31, 2011, with the exception of Dominion and IGS, which accounted for approximately 48% and 22%, respectively, of the Company’s natural gas sales, no one natural gas purchaser has accounted for more than 10% of the Company’s gas sales. The Company expects that Dominion and IGS will be the only material natural gas customers for fiscal 2012.

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

Hydraulic Fracturing. Many of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand into a well under high pressure in order to create fractures in the formation that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. Such efforts could have an adverse effect on crude oil and natural gas production activities.

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

Employees. As of March 15, 2012, the Company had 20 full-time and 4 part-time employees. These employees primarily are engaged in the following areas of business operations: six each in field operations and accounting, five in land and lease acquisition and seven in administration.

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

Natural Gas and Crude Oil Reserves. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations (i.e., prices and costs as of the date the estimate is made). Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Western Pennsylvania. For the years ended December 31, 2011 and 2010, the Company based its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of 2011 and 2010 and then applied any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves, excluding the effect of contractual obligations, were $4.24 and $4.56 at December 31, 2011 and 2010, respectively, and the crude oil prices used in the estimation of proved reserves were $90.81 and $72.64 at December 31, 2011 and 2010, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2011, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2011. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2011 or 2010.

Proved Reserves.(1) The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2011.

	Oil (BBLS)	Gas (MCF)
Proved Developed	645,000	33,159,000
Proved Undeveloped	—	—

Total	645,000	33,159,000

(1)

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2011. A reconciliation of the Company’s proved reserves is included in the Notes to the Financial Statements.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2011, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2011 discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$198,322
Future production and development costs	(79,933)
Future asset retirement obligations, net of salvage	(11,623)
Future income tax expense	(2,284)

Future net cash flows	104,482

Effect of discounting future net cash flows at 10% per annum	(43,920)

Standardized measure of discounted future net cash flows	$60,562

(1)	See the Notes to the Financial Statements for additional information.

Production. The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2011 and 2010:

	Production		Average Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCFS)	per BBL	per MCF	per Equivalent MCF(1)
2011	70,000	3,029,000	$89.20	$5.30	$1.28
2010	65,000	3,159,000	72.49	6.92	1.20

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2011:

Gross Wells			Net Wells
Oil(1)	Gas(1)	Total	Oil(1)	Gas(1)	Total
300	1,145	1,445	166	718	884

(1)	Oil wells are those wells which generate the majority of their revenues from oil production; gas wells are those wells which generate the majority of their revenues from gas production.

Acreage. The Company had approximately 58,600 gross developed acres and 37,900 net developed acres as of December 31, 2011. Developed acreage is that acreage assignable to productive wells. The Company had approximately 972 gross and net proved undeveloped acres as of December 31, 2011.

Drilling Activity. The following table sets forth the results of drilling activities during 2011 and 2010 on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net
2011	11	2.81	1	0.97
2010	28	12.04	1	0.91

(1)	All wells are located in the United States. All wells are development wells.

No exploratory wells were drilled.

Present Activities. The Company has not drilled any development wells since December 31, 2011.

Delivery Commitments. The Company has entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain contract wells. The contract wells comprised approximately 70% of the Company’s natural gas sales during 2011. In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of EEI and EMC as of March 15, 2012 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

William A. Siskovic	56	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	37	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director

William A. Siskovic has served as President and Principal Executive Officer of EEI and EMC since January 2010. Brian A. Staebler has served as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director of EEI and EMC since January 2010.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

                  ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 15, 2012, there were 5,616,422 Units held by 1,390 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total cash distributions of $2.25 and $2.50 per Unit during 2011 and 2010, respectively. Based upon the current number of Units outstanding, the aggregate value of a quarterly distribution of $0.50 per Unit made to our holders of record (“Holders”) would amount to approximately $2,842,000. The Company made a distribution of $0.50 per Unit in January 2012 and currently intends to make a distribution of $0.375 per Unit in April 2012 and additional quarterly distributions in July and October 2012. The Company may also make a special distribution relative to the Disposition described in the section entitled “Sale of Deep Rights” appearing on page 2 herein. The amount or timing of such special distribution, if any, has not yet been determined by the Company.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 4,890 and 5,968 of its Units of limited partnership interest at a price of $8.23 and $6.86 per Unit pursuant to the terms of the Company’s Offers to Purchase dated April 29, 2011 and April 30, 2010, respectively. See Note 4 in the Company’s financial statements for additional information on the Repurchase Right.

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

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$20,936	34%	$20,086	31%
Property and equipment (net)	40,901	65	43,795	68
Other	405	1	487	1

Total	$62,242	100%	$64,368	100%

Deferred income taxes	$259	—%	$284	—%
Long-term liabilities	5,823	10	5,499	9
Partners’ equity	56,160	90	58,585	91

Total	$62,242	100%	$64,368	100%

Working capital surplus of $20.9 million as of December 31, 2011 represented a $850,000 increase from December 31, 2010 due primarily to an increase in cash and equivalents of $1.6 million and decrease in accounts payable of $900,000, offset somewhat by a decrease in accounts receivable from production of $1.1 million. Accounts payable decreased $900,000 primarily due to decreases in payables due to joint venture partners and for drilling costs. Accounts receivable from production decreased $1.1 million primarily due to less natural gas volumes produced and lower natural gas prices received in the fourth quarter of 2011 as compared to natural gas volumes produced and natural gas prices received in the fourth quarter of 2010.

The Company had a revolving credit facility with Bank One, N.A. that expired in 2003, and has had no borrowings since that time. The Company expects to have more than $5 million of cash available to fund the Repurchase Right in 2012. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. We cannot provide any assurance as to the availability of any such line of credit under current market conditions. The Company repurchased 4,890 Units at a price of $8.23 per Unit on June 30, 2011.

Cash Flows from Operating, Investing and Financing Activities

The Company generated almost all of its cash sources from operating activities. During the years ended 2011 and 2010, cash provided by operations was used primarily to fund the development of additional oil and gas properties and distributions to Unitholders.

The following table summarizes the Company’s Statements of Cash Flows for the years ended December 31, 2011 and 2010:

	2011		2010
	Dollars	%	Dollars	%
	(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$10,384	62%	$10,251	48%
Adjustments	5,465	33	9,910	47

Cash flow from operations before working capital changes	15,849	95	20,161	95
Changes in working capital	806	5	1,134	5

Net cash provided by operating activities	16,655	100	21,295	100

Investing Activities:
Proceeds received from employees’ notes receivables	289	2	549	2
Advances disbursed to employees	(86)	—	(259)	(1)
Proceeds from deferred revenue	—	—	1,000	5
Purchase of property and equipment	(2,513)	(15)	(5,506)	(26)
Proceeds from sale of property and equipment	61	—	210	1

Net cash used by investing activities	(2,249)	(13)	(4,006)	(19)

Financing Activities:
Distributions	(12,790)	(77)	(14,218)	(67)
Repurchase and retirement of Units	(40)	—	(41)	—
Options exercised	20	—	20	—

Net cash used by financing activities	(12,810)	(77)	(14,239)	(67)

Net increase in cash and equivalents	$1,596	10%	$3,050	14%

Note:

All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes during 2011 and 2010 represented 95% of total cash sources. Changes in working capital other than cash and equivalents increased cash by $806,000 and $1.1 million during 2011 and 2010, respectively. The increase in 2011 was primarily the result of a decrease in accounts receivable from production resulting primarily from less natural gas volumes produced and lower natural gas prices received in the fourth quarter of 2011 as compared to natural gas volumes produced and natural gas prices received in the fourth quarter of 2010, as well as a decrease in other current assets resulting primarily from well equipment inventory being used in the drilling of oil and gas properties during 2011. The effects of the decreases in accounts receivable from production and other current assets were offset somewhat by a decrease in accounts payable due to joint venture partners. The primary reasons for the increase in 2010 were due to a decrease in accounts receivable from production resulting from lower natural gas prices in the fourth quarter of 2010 as compared to natural gas prices in 2009 and an increase in accounts payable due primarily to increases in payables due for production, joint venture partners and drilling costs. The effects of the decrease in accounts receivable from production and increase in accounts payable were offset somewhat by an increase to other current assets and a decrease in accrued expenses resulting primarily from a decrease in the current portion of asset retirement obligations and less federal, state and local taxes due.

The Company’s cash flows used by investing activities decreased $1.8 million, or 44%, during 2011 as compared with 2010. The decrease in 2011 was primarily the result of a decrease in the purchase of property and equipment. This decrease was partially offset by a decrease in proceeds received from deferred revenue. The purchase of property and equipment decreased $3.0 million, or 54%, during 2011 as compared with 2010. The Company did not receive any proceeds from deferred revenue in 2011, whereas $1 million of proceeds from deferred revenue were received in 2010 for the Company’s November 2010 sale of its deep property rights.

The Company’s cash flows used by financing activities decreased $1.4 million, or 10%, during 2011 as compared with 2010, which was primarily the result of less distributions made to Unitholders.

The Company’s ending cash and equivalents balance of $21.2 million at December 31, 2011, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such distributions will continue at least through 2012. The Company has paid a quarterly distribution every quarter since July 1991. The Company made a distribution of $2.8 million in January 2012 and currently intends to distribute an additional $2.1 million in April 2012 from existing cash and equivalents.

Capital expenditures for the development of oil and gas properties decreased during 2011 as compared to 2010. The Company drilled or participated in the drilling of 12 drill sites in 2011. The Company’s share of these drill sites amounts to 3.78 net developed properties. The Company’s share of proved gas reserves decreased by 2.2 BCF, or 6%, between December 31, 2011 and December 31, 2010, while proved oil reserves increased by 14,000 barrels, or 2%, between December 31, 2011 and December 31, 2010. The Company continues to develop primarily natural gas fields, as represented by the discovery of 421,000 MCF of natural gas versus 17,000 barrels of crude oil during 2011. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves decreased by $696,000 between December 31, 2010 and December 31, 2011. The primary reasons for this decrease were due to sales of crude oil and natural gas during 2011 and decreases in natural gas prices and the related downward revisions in quantities of natural gas reserves between December 31, 2010 and 2011. These factors were offset somewhat by the effect of new discoveries, increases in crude oil prices and the related upward revisions in quantities of crude oil reserves between December 31, 2010 and December 31, 2011, as well as accretion of the December 31, 2010 discount. Management believes the Company will likely drill or participate in the drilling of less than 10 net wells during 2012.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 4,890 and 5,968 Units during 2011 and 2010 pursuant to the Repurchase Right at a price of $8.23 and $6.86 per Unit, respectively. The Repurchase Right to be conducted in 2012 is expected to result in Unitholders being offered a price of $8.29 per Unit. The Company believes existing cash flows will be sufficient to fund the 2012 offering pursuant to the Repurchase Right if fully subscribed.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2011 and 2010. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,
	2011	2010
Revenues:
Oil and gas sales	97%	98%
Well management and operating	3	2

Total Revenues	100	100
Expenses:
Production costs	20	16
Well management and operating	1	1
Depreciation, depletion and amortization	20	22
Accretion expense	2	1
Write down/impairment and abandonment of oil and gas properties	2	14
General and administrative expense	10	9
Other income	—	(1)

Total Expenses	55	62

Net income	45%	38%

Revenues for the year ended December 31, 2011 decreased $4.2 million, or 16%, compared to the same period in 2010. This decrease was due primarily to a decrease in oil and gas sales during 2011 compared with 2010.

Oil and gas sales decreased $4.2 million, or 16%, from 2010 to 2011. This decrease was primarily the result of lower natural gas prices and decreased natural gas production volumes, offset somewhat by higher crude oil prices and increased crude oil production volumes. The average price received per MCF of natural gas decreased from $6.92 in 2010 to $5.30 in 2011. The average price received per BBL of crude oil increased from $72.49 in 2010 to $89.20 in 2011. The Company’s natural gas production decreased by 130,000 MCF, or 4%, while crude oil production increased by 5,000 BBLS, or 8%, from 2010 to 2011. Natural gas sales accounted for 72% and 82% of total oil and gas sales in 2011 and 2010, respectively.

Production costs increased $148,000, or 3%, from 2010 to 2011. The primary reason for this increase was due to higher costs charged by third party operators in association with the operations of their wells.

Depreciation, depletion and amortization (“DD&A”) decreased $1.4 million, or 24%, from 2010 to 2011. The primary reason for this decrease relates to the DD&A and write downs/impairment on the Company’s western Pennsylvania oil and gas properties recognized from 2008-2010, which significantly reduced the net capitalized costs (depletable bases) for such properties.

Accretion expense increased $48,000, or 12%, from 2010 to 2011. The primary reason for this increase was due to the discount factor being applied to larger liabilities during 2011 as compared to 2010.

Write down/impairment and abandonment of oil and gas properties decreased $3.2 million, or 87%, from 2010 to 2011. In recent years, the Company had expanded its drilling and development geographically into western Pennsylvania, an area in which it previously had only minimal activity. The drilling and development in this area was conducted through a joint venture with another oil and gas operator with which the Company had previous experience. During 2007 and 2008, the Company invested more than $15 million in western Pennsylvania through this venture. The results were less than expected and since 2008 the Company has ceased investing in this venture. The combination of development costs exceeding estimates and disappointing results in this venture had caused the Company to record $3.2 million of non-cash impairment write downs during 2010 that was directly attributable to these western Pennsylvania properties (the Company recognized total write down/impairment and abandonment of oil and gas properties of $3.7 million in 2010). The Company did not recognize any impairment write downs relative to these western Pennsylvania properties during 2011.

General and administrative expenses decreased $62,000, or 3%, from 2010 to 2011. The primary reason for this decrease is due to less miscellaneous overhead expenses associated with ongoing administration.

Other income amounted to $100,000 and $224,000 in 2011 and 2010, respectively. Other income is primarily interest income on the Company’s cash and equivalents balances and gain on sales of property and equipment.

The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.

Net income increased $134,000, or 1%, from 2010 to 2011. This increase was primarily the result of decreases in DD&A and write down/impairment and abandonment of oil and gas properties, offset somewhat by decreases in oil and gas sales and other income and an increase in production costs. Net income represented 45% and 38% of total revenues during the years ended December 31, 2011 and 2010, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4.5 million and $5.9 million for the years ended December 31, 2011 and 2010, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

The Company evaluates its crude oil and natural gas properties for impairment annually. Generally accepted accounting principles require that long-lived assets (including crude oil and natural gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company utilizes a field by field basis for assessing impairment of its oil and gas properties.

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

Revenue Recognition. The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2011 or 2010. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Commodity Pricing, Risk Management Activities and Inflation

The Company’s revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and crude oil. Declines in oil and gas prices may have a material adverse effect on our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenue and could potentially trigger impairment under generally accepted accounting principles. Because the Company’s reserves are predominantly natural gas, changes in natural gas prices may have a more significant impact on our financial results.

The majority of our production is sold at market responsive prices. Generally, if the related commodity index falls, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control. However, management has in recent years and may in the future mitigate this price risk on a portion of our anticipated production by shutting-in wells during certain periods of depressed natural gas prices in an attempt to hold production for the future when natural gas prices have recovered. Under this arrangement, there is also a risk that natural gas prices will not recover and that the production of future volumes will be sold at the same depressed or potentially further depressed natural gas prices.

While the cost of operations is affected by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 15, 2012, $100.66 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2011 was $5.30, a decrease of $1.62 as compared to 2010. The Company’s average price of natural gas during 2010 was $6.92, a decrease of $.58 as compared to 2009. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2012 at $2.45 per MCF. The Company’s natural gas is currently sold under short-term contracts where the price is determined using current NYMEX prices. The Company at times will lock-in a monthly price over certain time periods. Excess natural gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows increasing from $104.7 million at December 31, 2006 to $133.5 million at December 31, 2007, decreasing to $88.6 million at December 31, 2008, decreasing to $49.7 million at December 31,

2009, increasing to $61.2 million at December 31, 2010, and decreasing to $60.6 million at December 31, 2011.

The Company’s Standardized Measure of Discounted Future Net Cash Flows decreased by $696,000 from December 31, 2010 to December 31, 2011. A reconciliation of the Changes in the Standardized Measures of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached pages F-1 to F-25.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                   DISCLOSURE

None.

EVERFLOW EASTERN PARTNERS, L. P.

2011 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L. P.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, partners’ equity, and cash flows for the years then ended. Everflow Eastern Partners, L.P.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maloney + Novotny LLC

Cleveland, Ohio

March 19, 2012

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
ASSETS

CURRENT ASSETS
Cash and equivalents	$21,257,450	$19,661,106
Accounts receivable:
Production	3,301,508	4,435,457
Joint venture partners	39,548	36,416
Employees’ notes receivable	120,226	242,240
Other	126,531	370,260

Total current assets	24,845,263	24,745,479

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,450,678	173,134,659
Pipeline and support equipment	654,273	573,775
Corporate and other	2,020,760	2,009,485

	177,125,711	175,717,919
Less accumulated depreciation, depletion, amortization and write down	136,224,821	131,922,795

	40,900,890	43,795,124
OTHER ASSETS
Employees’ notes receivable	327,600	409,230
Other	77,546	77,546

	405,146	486,776

	$66,151,299	$69,027,379

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,886,138	$2,772,561
Deferred revenue	1,000,000	1,000,000
Accrued expenses	1,023,197	886,590

Total current liabilities	3,909,335	4,659,151

DEFERRED INCOME TAXES	259,000	284,000

ASSET RETIREMENT OBLIGATIONS	5,823,467	5,498,740

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized—8,000,000 Units
Issued and outstanding—5,616,422 and 5,618,867 Units, respectively	55,496,494	57,894,142

GENERAL PARTNER’S EQUITY	663,003	691,346

Total partners’ equity	56,159,497	58,585,488

	$66,151,299	$69,027,379

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011 and 2010

	2011	2010
REVENUES
Oil and gas sales	$22,304,695	$26,543,146
Well management and operating	606,388	603,326
Other	5,120	2,714

	22,916,203	27,149,186

DIRECT COST OF REVENUES
Production costs	4,402,647	4,254,971
Well management and operating	309,559	299,367
Depreciation, depletion and amortization	4,495,559	5,886,963
Accretion expense	447,926	400,139
Write down/impairment and abandonment of oil and gas properties	486,022	3,710,154

Total direct cost of revenues	10,141,713	14,551,594

GENERAL AND ADMINISTRATIVE EXPENSE	2,394,622	2,456,184

Total cost of revenues	12,536,335	17,007,778

INCOME FROM OPERATIONS	10,379,868	10,141,408

OTHER INCOME
Interest income	75,839	90,193
Gain on sale of property and equipment	24,065	133,436

	99,904	223,629

INCOME BEFORE INCOME TAXES	10,479,772	10,365,037

INCOME TAX EXPENSE (BENEFIT)
Current	120,276	150,357
Deferred	(25,000)	(36,000)

	95,276	114,357

NET INCOME	$10,384,496	$10,250,680

Allocation of Partnership Net Income
Limited Partners	$10,261,926	$10,129,747
General Partner	122,570	120,933

	$10,384,496	$10,250,680

Net income per unit	$1.83	$1.80

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2011 and 2010

	2011	2010

PARTNERS’ EQUITY—JANUARY 1	$58,585,488	$62,573,175
Net income	10,384,496	10,250,680
Cash distributions ($2.25 per unit in 2011 and $2.50 per unit in 2010)	(12,790,365)	(14,217,897)
Repurchase and retirement of Units	(40,244)	(40,940)
Options exercised	20,122	20,470

PARTNERS’ EQUITY—DECEMBER 31	$56,159,497	$58,585,488

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,384,496	$10,250,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,580,351	5,969,018
Accretion expense	447,926	400,139
Write down/impairment and abandonment of oil and gas properties	486,022	3,710,154
Gain on sale of property and equipment	(24,065)	(133,436)
Deferred income taxes	(25,000)	(36,000)
Changes in assets and liabilities:
Accounts receivable	1,130,817	734,079
Other current assets	243,729	(281,280)
Accounts payable	(561,923)	917,403
Accrued expenses	(6,923)	(236,166)

Total adjustments	6,270,934	11,043,911

Net cash provided by operating activities	16,655,430	21,294,591

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from employees’ notes receivables	289,646	549,011
Advances disbursed to employees	(86,002)	(258,872)
Proceeds from deferred revenue	—	1,000,000
Purchase of property and equipment	(2,513,013)	(5,505,858)
Proceeds from sale of property and equipment	60,770	209,829

Net cash used by investing activities	(2,248,599)	(4,005,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(12,790,365)	(14,217,897)
Repurchase and retirement of Units	(40,244)	(40,940)
Options exercised	20,122	20,470

Net cash used by financing activities	(12,810,487)	(14,238,367)

NET INCREASE IN CASH AND EQUIVALENTS	1,596,344	3,050,334
CASH AND EQUIVALENTS—JANUARY 1	19,661,106	16,610,772

CASH AND EQUIVALENTS—DECEMBER 31	$21,257,450	$19,661,106

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$128,558	$259,882

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.

Organization—Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or the “Programs”).

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

B.

Principles of Consolidation—The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

C.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates impacting the Company’s financial statements include revenue and expense accruals and oil and gas reserve quantities. In the oil and gas industry, and especially as related to the Company’s natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product. Consequently, accounts receivable from production and oil and gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in subsequent period’s financial results. As is typical in the oil and gas industry, a significant portion of the Company’s accounts receivable from production and oil and gas sales consists of unbilled receivables. Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of oil and gas wells and also impact the timing and costs associated with asset

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

D.

Fair Value of Financial Instruments—The fair values of cash and equivalents, accounts and notes receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company’s long-term obligations approximate their fair value. In accordance with generally accepted accounting principles, rates available to the Company at the balance sheet dates are used to estimate the fair value of existing obligations.

E.

Cash and Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.

F.

Property and Equipment—The Company uses the successful efforts method of accounting for oil and gas exploration and production activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells and related asset retirement costs are capitalized. Costs of development wells (on properties the Company has no further interest in) that do not find proved reserves and geological and geophysical costs are expensed. The Company has not participated in exploratory drilling and owns no interest in unproved properties.

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,446,311 and $5,841,396 during 2011 and 2010, respectively.

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

costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company’s independent reserve engineer’s estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value as the properties’ discounted estimated future net cash flows. The Company wrote down oil and gas properties by approximately $486,000 and $3,710,200 during 2011 and 2010, respectively, to provide for impairment and abandonment on certain of its oil and gas properties.

Additions to proved properties include changes to accounts payable related to property and equipment (see Note 2), and asset retirement obligations (see Note 1.G).

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment—10 to 15 years, other corporate equipment—3 to 7 years, other corporate property—building and improvements with a cost of $1,527,888—39 to 40 years). Depreciation on pipeline and support equipment amounted to $49,248 and $45,567 for the years ended December 31, 2011 and 2010, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $84,792 and $82,055 for the years ended December 31, 2011 and 2010, respectively.

Maintenance and repairs of property and equipment are expensed as incurred. Major renewals and improvements are capitalized, and the assets replaced are retired.

G.

Asset Retirement Obligations—Generally accepted accounting principles require the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the years ended December 31:

	2011	2010
Beginning of period	$5,661,740	$5,379,368
Liabilities incurred	20,331	39,699
Liabilities settled	(13,530)	(157,466)
Accretion expense	447,926	400,139

End of period	$6,116,467	$5,661,740

The current portion of asset retirement obligations of $293,000 and $163,000 at December 31, 2011 and 2010, respectively, is included in accrued expenses in the Company’s consolidated balance sheets.

H.

Revenue Recognition—The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2011 or 2010. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

I.

Income Taxes—Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, will be allocated directly to its respective partners. The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow’s assets and liabilities due to separate elections that were made by owners of the working interests and limited partnership interests that comprised Programs.

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

J.

Allocation of Income and Per Unit Data—Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the unitholders (the limited partners) and 1% of revenues and costs were allocated to the general partner. The allocation changes as unitholders elect to exercise the repurchase right (see Note 4).

Earnings and distributions per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings and distributions per Unit calculations amount to 5,617,645 and 5,620,359 in 2011 and 2010, respectively.

K.	Subsequent Events—Everflow paid a dividend in January 2012 of $0.50 per Unit. The distribution amounted to approximately $2,842,000.

The Company closed on the sale of deep rights acreage in February 2012 for cash consideration net to the Company’s interest of approximately $35 million (see Note 10).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

L.

New Accounting Standards—In July 2010, an accounting standard update was issued on “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The update requires new disclosures about financing receivables and related credit risk on a disaggregated basis, excluding short-term trade accounts receivables. The disclosures are effective for financial statements issued for fiscal years ending on or after December 15, 2010. The Company adopted this update on December 31, 2010 and it did not have a material impact on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or operations.

Note 2.	Current Liabilities

The Company’s accounts payable and accrued expenses consist of the following at December 31:

	2011	2010
Accounts Payable:
Production and related other	$1,410,268	$1,281,624
Joint venture partners	94,138	767,676
Drilling	55,800	380,300
Other	325,932	342,961

	$1,886,138	$2,772,561

Accrued Expenses:
Payroll and retirement contributions	$653,697	$645,233
Current portion of asset retirement obligations	293,000	163,000
Federal, state and local taxes	76,500	78,357

	$1,023,197	$886,590

The Company received a $1 million deposit related to the Disposition described in Note 10. The Deposit is recognized as deferred revenue in the Company’s consolidated balance sheets at December 31, 2011 and 2010.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that the unitholder elects to exercise the repurchase right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners’ equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2011 calculation, is estimated to be $8.29 per Unit, net of the distributions made in January 2012 ($0.50 per Unit) and expected to be made in April 2012 ($0.375 per Unit).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Partners’ Equity (Continued)

Units repurchased pursuant to the repurchase right for the three years ended December 31, 2011, are as follows:

	Per Unit
Year	Calculated Price for Repurchase Right	Less Interim Distributions	Net Price Paid	# of Units Repurchased	Units Outstanding Following Repurchase
2009	$12.57	$1.50	$11.07	2,442	5,621,851
2010	$ 7.86	$1.00	$ 6.86	5,968	5,615,883
2011	$ 9.23	$1.00	$ 8.23	4,890	5,613,977

At June 30, 2011 and 2010, the Company granted a total of 2,445 and 2,984 options, respectively, to two officers and one employee, all of which were exercised on the same date (see Note 8). There were 5,616,422 and 5,618,867 Units outstanding on June 30, 2011 and 2010, respectively, after the exercise of these options.

There were no instruments outstanding at December 31, 2011 or 2010 that would potentially dilute net income per Unit.

Note 5.	Provision for Income Taxes

A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

	Year Ended December 31,
	2011		2010
	Amount	%	Amount	%
Provision based on the statutory rate (for taxable income up to $10,000,000)	$3,563,000	34.0	$3,524,000	34.0

Tax effect of:
Non-taxable status of the Programs and Everflow	(3,427,000)	(32.7)	(3,297,000)	(31.8)
Excess statutory depletion	(79,000)	(0.8)	(90,000)	(0.9)
Graduated tax rates, state income tax, tax credits and other—net	38,276	0.4	(22,643)	(0.2)

Total	$95,276	0.9	$114,357	1.1

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Provision for Income Taxes (Continued)

As referred to in Note 1, EEI accounts for current and deferred income taxes under the provisions of generally accepted accounting principles. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI’s proved properties. At December 31, 2011 and 2010, these deferred tax items resulted in deferred tax liabilities of $259,000 and $284,000, respectively.

Note 6.	Retirement Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service. The Company matches employees’ contributions to the 401(k) Retirement Savings Plan as annually determined by EMC’s Board of Directors. Additionally, the plan has a profit sharing component which provides for contributions to the plan at the discretion of EMC’s Board of Directors. Amounts contributed to the plan vest immediately. The Company’s total matching and profit sharing contributions to the plan amounted to approximately $214,000 and $213,300 for the years ended December 31, 2011 and 2010, respectively.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at December 31, 2011.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At December 31, 2011 and 2010, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2008 to December 2011. There have been no subsequent extensions or modifications to any of these notes since their original date of issuance. Employee notes receivables, including accrued interest, amounted to $447,826 and $651,470 at December 31, 2011 and 2010, respectively.

In January 2010, one employee settled his entire loan balance in full by selling working interests in well properties he owned to the Company for a total purchase price of $270,000 and by paying cash of $141,700.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Option Repurchase Plan

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to repurchase certain Units to select officers and employees (the “Participants”). The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Plan is designed to align directly the financial interests of the Participants with the financial interests of the Unitholders. On June 30, 2011 and 2010, the Company granted a total of 2,445 and 2,984 options to two officers and one employee, all of which were exercised on the same date. Compensation expense associated with these grants was not material to the financial statements.

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

Gas sales accounted for 72% and 82% of total oil and gas sales in 2011 and 2010, respectively. Approximate percentages of total oil and gas sales from significant purchasers for the years ended December 31, 2011 and 2010, respectively, were as follows:

Customer	2011	2010
Dominion Field Services, Inc. (“Dominion”)	35%	39%
Interstate Gas Supply, Inc. (“IGS”)	16	20
Ergon Oil Purchasing, Inc. (“Ergon Oil”)	27	17

	78%	76%

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Business Segments, Risks and Major Customers (Continued)

The Company’s production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company’s production accounts receivable is due from the Company’s major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management’s review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2011 and 2010. The Company expects that Dominion, IGS and Ergon Oil will continue to be the only major customers in 2012.

The Company has numerous annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total .38 BCF through October 2012 at various monthly weighted-average prices ranging from $5.37 to $5.48 per MCF. The weighted-average price for all monthly quantities of natural gas locked-in with Dominion is $5.43 per MCF.

The Company also has an annual contract with IGS, which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract period. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total .24 BCF through October 2012 at various monthly weighted-average prices ranging from $5.23 to $5.54 per MCF. The weighted-average price for all monthly quantities of natural gas locked-in with IGS is $5.36 per MCF.

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed by the Company from time to time. Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price plus basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. As of December 31, 2011, natural gas purchased by the Company’s Dominion contracts covers production from approximately 540 gross wells, while natural gas purchased by the Company’s IGS contracts covers production from approximately 240 gross wells. Production from the Dominion and IGS contracts’ oil and gas properties comprise approximately 70% and 71% of the Company’s natural gas sales in 2011 and 2010, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2010, the Company agreed to sell its deep rights in certain Ohio properties for cash consideration (the “Disposition”). The Company received a $1 million deposit from the purchaser (the “Deposit”) that is to be credited to the purchaser upon the closing of the Disposition. The Deposit is recognized as deferred revenue in the Company’s consolidated balance sheets at December 31, 2011 and 2010 (see Note 2). The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement.

In February 2012, the Company closed on the first part of the Disposition with the sale of approximately 28,000 acres for cash consideration net to the Company’s interest of approximately $35 million. The Deposit was credited to the purchaser as part of this first closing.

The Company anticipates holding a second and final closing with the purchaser during the second quarter of 2012 (the “Final Closing”), as additional time is needed to allow the Company to cure various potential defects in the Company’s lease rights in the subject acreage as described in the closing conditions of the agreement. The Company anticipates that there will be certain defects that it will be unable to cure. By the completion of the Final Closing, the Company does not expect cash consideration net to the Company’s interest to exceed $3 million. There can be no assurance that all of the conditions to the Final Closing will be satisfied or that the Company’s expectations as to cash consideration to be received by completion of the Final Closing will be realized.

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

CAPITALIZED COSTS RELATING TO OIL AND GAS

PRODUCING ACTIVITIES

	Years ended December 31,
	2011	2010
Proved oil and gas properties	$174,450,678	$173,134,659
Pipeline and support equipment	654,273	573,775

	175,104,951	173,708,434
Accumulated depreciation, depletion,amortization and write down	135,483,554	131,244,246

Net capitalized costs	$39,621,397	$42,464,188

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2011	2010
Property acquisition costs	$96,651	$553,361
Development costs	1,929,487	5,127,871

The Company had no purchases of producing oil and gas properties in 2011. Development costs included $270,000 for the purchase of producing oil and gas properties in 2010.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND

GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2011	2010
Oil and gas sales	$22,304,695	$26,543,146
Production costs	(4,402,647)	(4,254,971)
Depreciation, depletion and amortization	(4,495,559)	(5,886,963)
Accretion expense	(447,926)	(400,139)
Write down/impairment and abandonment of oil and gas properties	(486,022)	(3,710,154)

	12,472,541	12,290,919
Income tax expense	100,000	120,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$12,372,541	$12,170,919

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company’s consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil (BBLS)	Gas (MCFS)
Balance, January 1, 2010	602,000	31,560,000

Extensions, discoveries and other additions	52,000	1,985,000
Production	(65,000)	(3,159,000)
Revision of previous estimates	42,000	4,946,000

Balance, December 31, 2010	631,000	35,332,000

Extensions, discoveries and other additions	17,000	421,000
Production	(70,000)	(3,029,000)
Revision of previous estimates	67,000	435,000

Balance, December 31, 2011	645,000	33,159,000

PROVED DEVELOPED RESERVES:
December 31, 2009	602,000	31,560,000
December 31, 2010	631,000	35,332,000
December 31, 2011	645,000	33,159,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. At December 31, 2011 and 2010, the Company had 972 and 1,391 net proved undeveloped acres, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $354,700 and $740,800 at December 31, 2011 and 2010, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS

	December 31,
	2011	2010
	(Thousands of Dollars)

Future cash inflows from sales of oil and gas	$198,322	$204,955
Future production and development costs	(79,933)	(86,394)
Future asset retirement obligations, net of salvage	(11,623)	(11,622)
Future income tax expense	(2,284)	(2,254)

Future net cash flows	104,482	104,685
Effect of discounting future net cash flows at 10% per annum	(43,920)	(43,427)

Standardized measure of discounted future net cash flows	$60,562	$61,258

CHANGES IN THE STANDARDIZED MEASURE OF

DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2011	2010
	(Thousands of Dollars)

Balance, beginning of year	$61,258	$49,671
Extensions, discoveries and other additions	1,605	5,364
Development costs incurred	700	133
Revision of quantity estimates	3,617	8,228
Sales of oil and gas, net of production costs	(17,902)	(22,288)
Net change in income taxes	(7)	(252)
Net changes in prices and production costs	1,054	7,562
Accretion of discount	6,126	4,967
Other	4,111	7,873

Balance, end of year	$60,562	$61,258

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

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

The methodology and assumptions used in calculating the standardized measure are those required by generally accepted accounting principles and United States Securities and Exchange Commission reporting requirements. It is not intended to be representative of the fair market value of the Company’s proved reserves. The valuation of revenues and costs does not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.

The natural gas prices used in the estimation of proved reserves were $4.24 and $4.56 at December 31, 2011 and 2010, respectively, and the crude oil prices used in the estimation of proved reserves were $90.81 and $72.64 at December 31, 2011 and 2010, respectively.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2011.

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

Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessment and compliance efforts, management has concluded that our internal controls over financial reporting were effective as of December 31, 2011, based on the Internal Control—Integrated Framework issued by COSO.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to SEC rules that permit the Company to provide only management’s report in this Annual Report Form 10-K.

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that during 2011 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 15, 2012 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company that is co-managed by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes.

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

EEI has continued its separate existence as a holder of interests in many of the same crude oil and natural gas properties that the Company operates. Many personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions are now employed directly by the Company and discharge the same functions on behalf of the Company. EEI has no employees as of March 15, 2012, and has had no employees for at least the past two years. All of EEI’s outstanding shares are owned by the Company.

Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 15, 2012 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

Thomas L. Korner	58	Chairman of the Board and director	Chairman of the Board and director

Robert F. Sykes	88	Director	Director

Peter H. Sykes	55	None	Director

William A. Siskovic	56	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	37	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

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

Brian A. Staebler was appointed to serve as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director of EEI and EMC in January 2010. Mr. Staebler is responsible for the financial operations of the Company and EEI. He had served as the Internal Audit Manager for the Company since September 2007, leading the Company’s efforts to become compliant with Sarbanes Oxley regulations. Prior to joining the Company, Mr. Staebler was a Senior Manager with Hausser + Taylor LLC, certified public accountants, and lead in-charge of the audit team that performed the annual audit and quarterly reviews of the Company as well as many other companies in the oil and gas industry. He had been a member of the audit team since December 1997. Mr. Staebler also served as a member of the firm’s oil and gas industry practice, covering an array of areas including attestation, financial reporting and consulting, and tax regulations. Mr. Staebler’s experience in working with the Company for 10 years as an independent auditor, financial reporting consultant and tax consultant, in addition to his experience as an employee of the Company working with Sarbanes Oxley regulations and compliance as it relates specifically to the Company, as well as his role as a senior financial executive since January 2010, qualifies him as an officer, director and audit committee financial expert. Mr. Staebler has a Business Administration Degree in Accounting from the University of Toledo, is an active Certified Public Accountant licensed by the Accountancy Board of Ohio, and is a current member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants, and the Ohio Oil and Gas Association.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2011 were timely made.

ITEM 11.    EXECUTIVE COMPENSATION

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

Overview of 2011 Executive Compensation Components

Components of executive compensation in fiscal 2011 for the executive officers of EMC and EEI include the following:

•	base salary

•	annual cash bonuses

•	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2011 are shown in the Summary Compensation Table below.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2011, the Board of Directors set a range of these bonuses between 75% and 125% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2011, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2011, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2012 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 80% and 150% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance. In addition, cash bonuses in 2012 are expected to include an amount for the successful completion of the Disposition described in the section entitled “Sale of Deep Rights” appearing on page 2 herein.

Retirement and Other Benefits

The executive officers are entitled to the same benefits coverage as other employees such as health insurance, life and disability insurance, participation in the Company’s 401(K) plan and the reimbursement of ordinary and reasonable business expenses. The executive officers are provided with a company owned vehicle.

Effective February 2010, the Company implemented an Option Repurchase Plan, under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers. During June 2011 and 2010, the Company granted a total of 1,956 and 2,388 options, respectively, to executive officers. All options granted were exercised during the same month.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2011 and 2010, of those persons who were at December 31, 2011: (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Options Awards(4)	All Other Compen- sation(1)		Total
William A. Siskovic	2011	$120,200	$147,000	$—	$43,417	(2)	$310,617
President and Principal	2010	$120,200	$134,000	$—	$43,010	(2)	$297,210
Executive Officer

Brian A. Staebler	2011	$108,150	$87,000	$—	$32,968	(3)	$228,118
Vice President and	2010	$108,100	$52,000	$—	$26,752	(3)	$186,852
Principal Financial and
Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2011 or 2010 in excess of $10,000.

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

(2)

During fiscal years ended December 31, 2011 and 2010, includes $23,660 and $24,620, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $16,032 and $15,252, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $2,435 and $2,448, respectively, considered taxable wages with respect to personal use of a Company vehicle and $1,290 and $690, respectively, considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

(3)

During fiscal years ended December 31, 2011 and 2010, includes $18,569 and $14,478, respectively, contributed under the profit sharing component of the Company’s 401(K) Retirement Savings Plan, $11,709 and $9,606, respectively, contributed by the Company as matching contribution from the Company’s 401(K) Retirement Savings Plan, $2,450 and $2,428, respectively, considered taxable wages with respect to personal use of a Company vehicle and $240 each year considered taxable wages with respect to the Company’s Group Term Life Insurance Plan.

(4)

On June 30, 2011 and 2010, the Company issued William A. Siskovic and Brian A. Staebler each 978 and 1,194 options, respectively, to repurchase certain Units at exercise prices of $8.23 per Unit and $6.86 per Unit, respectively. All options granted were exercised on the same date. The value of the options were deemed immaterial and no compensation cost was recognized under FASB ASC Topic 718 for fiscal years 2011 and 2010.

None of the Named Executive Officers has an employment agreement with the Company.

Outstanding Equity Awards

During June 2011 and 2010, the Company granted a total of 1,956 and 2,388 options, respectively, to executive officers. All options granted were exercised during the same month. There were no outstanding unexercised options as of December 31, 2011 or 2010.

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during fiscal year 2011 or 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                    STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 15, 2012 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company that is co-managed by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes. The General Partner of the Company owns a 1.18% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 15, 2012 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

Name of Holder	Units in Company	Percentage of Units in Company(1)	Percentage Interest in Everflow Management Limited, LLC(2)	Percentage Interest in EMC

Directors and Executive Officers

Robert F. Sykes(3) (director of EMC)	158,634	2.82	*	*
William A. Siskovic (officer and director of EMC)	73,903	1.32	16.6667	16.6667
Thomas L. Korner (Chairman of the Board & director of EMC)	63,696	1.13	16.6667	16.6667
Peter H. Sykes(4) (director of EMC)	41,244	.74	*	*
Brian A. Staebler (officer and director of EMC)	2,217	.04	8.3333	8.3333

	339,694	6.05	41.6667	41.6667

Other Beneficial Owners of > 5% of the Company

David F. Sykes (5)	774,099	13.78	50.0000	50.0000

	1,113,793	19.83	91.6667	91.6667

*	Represents less than one percent.

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
(5)

Includes 732,855 Units, or 13.05% of the Company’s outstanding Units, held by Sykes Associates, LLC, a New York limited liability company located at 60 Brookside Drive, Rochester, NY, 14618 and owned by the four adult children of Robert F. Sykes as members, and 41,244 Units of the Company held by DFS Associates, a New York limited partnership owned by the family of David F. Sykes, who manages Sykes Associates, LLC. David F. Sykes is the son of Robert F. Sykes and is not an officer or director of EMC.

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. William A. Siskovic made investments in crude oil and natural gas properties during 2011 and 2010 in the amount of $50,946 and $107,559, respectively. Brian A. Staebler made investments in crude oil and natural gas properties during 2011 and 2010 in the amount of $25,473 and $53,780, respectively. Thomas L. Korner made investments in crude oil and natural gas properties during 2011 and 2010 in the amount of $49,783 and $65,632, respectively.

Prior to being elected as an officer and director of EMC in January 2010, Brian A. Staebler repaid a loan due to the Company in its entirety by selling working interests in oil and gas properties he owned to the Company for a total purchase price of $270,000 and by paying cash of $141,700.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2011 and 2010. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Audit fees	$163,487	$184,182
Audit related fees	—	—
Tax fees	31,238	16,833
All other fees	—	32,405

Total	$194,725	$233,420

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

The Company has a policy to assure the independence of its registered public accounting firm. Prior to each fiscal year, the audit committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related and other services were pre-approved for 2011 by the audit committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

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

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner
By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Robert F. Sykes	Director	March 27, 2012
Robert F. Sykes

By:	/s/ Peter H. Sykes	Director	March 27, 2012
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 27, 2012
Thomas L. Korner

By:	/s/ William A. Siskovic	President, Principal	March 27, 2012
	William A. Siskovic	Executive Officer and
Director

By:	/s/ Brian A. Staebler	Vice President, Secretary-	March 27, 2012
	Brian A. Staebler	Treasurer, Principal
Financial and Accounting
Officer and Director

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2009	(4)

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 15, 2012 concerning evaluation of oil and gas reserves.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

E-1

Exhibit Index

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-36919).
(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).
(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).
(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).
(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).
(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

E-2