Form 10-Q
period 2012-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2012-05-11
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(330) 533-2692

Registrant’s telephone number, including area code:

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

There were 5,616,422 Units of limited partnership interest of the registrant as of May 10, 2012. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of March 31, 2012.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$60,949,869	$21,257,450
Accounts and notes receivable:
Production	2,317,235	3,301,508
Employees (including notes receivable)	121,821	120,226
Joint venture partners	27,166	39,548
Other	133,312	126,531

Total current assets	63,549,403	24,845,263

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,440,364	174,450,678
Pipeline and support equipment	654,273	654,273
Corporate and other	2,020,760	2,020,760

	177,115,397	177,125,711

Less accumulated depreciation, depletion, amortization and write down	137,481,656	136,224,821

	39,633,741	40,900,890

OTHER ASSETS
Employees’ accounts and notes receivable	298,039	327,600
Other	77,546	77,546

	375,585	405,146

	$103,558,729	$66,151,299

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,469,518	$1,886,138
Accrued expenses	4,505,153	1,023,197
Deferred revenue	2,690,682	1,000,000

Total current liabilities	13,665,353	3,909,335

JOINT VENTURE PARTNER ADVANCES	186,960	—

DEFERRED INCOME TAXES	254,000	259,000

ASSET RETIREMENT OBLIGATIONS	5,934,867	5,823,467

COMMITMENTS AND CONTINGENCIES	—	—

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized—8,000,000 Units
Issued and outstanding—5,616,422	82,531,565	55,496,494

GENERAL PARTNER’S EQUITY	985,984	663,003

Total partners’ equity	83,517,549	56,159,497

	$103,558,729	$66,151,299

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
REVENUES
Oil and gas sales	$4,695,858	$6,165,850
Well management and operating	156,133	164,309
Other	3,428	1,233

	4,855,419	6,331,392

DIRECT COST OF REVENUES
Production costs	1,185,266	1,277,971
Well management and operating	79,011	78,923
Depreciation, depletion and amortization	1,236,845	1,618,014
Accretion expense	111,400	84,200

Total direct cost of revenues	2,612,522	3,059,108

GENERAL AND ADMINISTRATIVE EXPENSE	776,128	657,684

Total cost of revenues	3,388,650	3,716,792

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	1,466,769	2,614,600

GAIN ON SALE OF DEEP RIGHTS	32,060,532	—

INCOME FROM OPERATIONS	33,527,301	2,614,600

OTHER INCOME
Interest income	29,511	18,848
Gain on sale of property and equipment	—	2,183

	29,511	21,031

INCOME BEFORE INCOME TAXES	33,556,812	2,635,631

INCOME TAX EXPENSE (BENEFIT)
Current	3,362,000	45,000
Deferred	(5,000)	(12,000)

	3,357,000	33,000

NET INCOME	$30,199,812	$2,602,631

Allocation of Partnership Net Income
Limited Partners	$29,843,282	$2,571,918
General Partner	356,530	30,713

	$30,199,812	$2,602,631

Net income per Unit	$5.31	$0.46

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
PARTNERS’ EQUITY—JANUARY 1	$56,159,497	$58,585,488

Net income	30,199,812	2,602,631

Cash distributions ($0.50 per unit in 2012 and 2011)	(2,841,760)	(2,842,983)

PARTNERS’ EQUITY—MARCH 31	$83,517,549	$58,345,136

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,199,812	$2,602,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,257,745	1,638,714
Accretion expense	111,400	84,200
Gain on sale of deep rights	(32,060,532)	—
Gain on sale of property and equipment	—	(2,183)
Deferred income taxes	(5,000)	(12,000)
Changes in assets and liabilities:
Accounts receivable	996,655	98,118
Other current assets	(6,781)	3,605
Accounts payable	4,639,180	(560,285)
Joint venture partner advances	186,960	—
Accrued expenses	2,816,956	(533,582)

Total adjustments	(22,063,417)	716,587

Net cash provided by operating activities	8,136,395	3,319,218

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	34,425	209,961
Advances disbursed to employees	(6,459)	(94,416)
Proceeds from deferred revenue	2,690,682	—
Proceeds from sale of deep rights and property and equipment	31,858,623	13,000
Purchase of property and equipment	(179,487)	(734,065)

Net cash provided (used) by investing activities	34,397,784	(605,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,841,760)	(2,842,983)

Net cash used by financing activities	(2,841,760)	(2,842,983)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	39,692,419	(129,285)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	21,257,450	19,661,106

CASH AND EQUIVALENTS AT END OF PERIOD	$60,949,869	$19,531,821

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$73,635	$26,625

Additions to proved properties reflect changes in accounts payable (see Note 2) and asset retirement obligations (see Note 1.F). Gain on sale of deep rights reflects changes in accrued expenses (see Note 2).

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

A.	Interim Financial Statements—The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2012.

The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

B.	Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates impacting the Company’s financial statements include revenue and expense accruals and oil and gas reserve quantities. In the oil and gas industry, and especially as related to the Company’s natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product. Consequently, accounts receivable from production and oil and gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in subsequent period’s financial results. As is typical in the oil and gas industry, a significant portion of the Company’s accounts receivable from production and oil and gas sales consists of unbilled receivables. Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of oil and gas wells and also impact the timing and costs associated with asset retirement obligations. The Company’s estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company’s results of operations and financial position.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

C.	Organization—Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or the “Programs”).

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

D.	Principles of Consolidation—The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $186,960 of joint venture partner advances at March 31, 2012, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations—GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2012 and 2011:

	Asset Retirement Obligations Three Months Ended March 31,
	2012	2011
Beginning of period	$6,116,467	$5,661,740
Liabilities incurred	—	2,700
Accretion expense	111,400	84,200

End of period	$6,227,867	$5,748,640

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations (continued)

At March 31, 2012 and December 31, 2011, asset retirement obligations of $6,227,867 and $6,116,467 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $293,000 at March 31, 2012 and December 31, 2011.

G.	Revenue Recognition—The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2012 and December 31, 2011. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

H.	Income Taxes—Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, will be allocated directly to its respective partners. The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow’s assets and liabilities due to separate elections that were made by owners of the working interests and limited partnership interests that comprised the Programs.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

H.	Income Taxes (continued)

The Company believes that it has appropriate support for any tax positions taken and, as such, does not have any uncertain tax positions that are material to the financial statements. The Company’s tax returns are subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities, generally for three years after they are filed.

I.	Allocation of Income and Per Unit Data—Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right and select officers and employees electing to exercise options (see Note 4).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,616,422 and 5,618,867 for the three months ended March 31, 2012 and 2011, respectively.

J.	Subsequent Events—Everflow paid a cash distribution in April 2012 of $0.38 per Unit. The distribution amounted to approximately $2,160,000.

K.	New Accounting Standards—In May 2011, an accounting standard update was issued on “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The update outlines common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The update is effective for interim and annual financial periods beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and it did not have a material impact on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accounts Payable:
Outside Working Interests (see Note 8)	$3,341,769	$—
Production and related other	1,421,888	1,410,268
Affiliates (see Note 8)	1,295,759	—
Other	403,094	325,932
Joint venture partner deposits	7,008	94,138
Drilling	—	55,800

	$6,469,518	$1,886,138

Accrued Expenses:
Federal, state and local taxes	$3,388,000	$76,500
Payroll and retirement plan contributions	824,153	653,697
Current portion of asset retirement obligations	293,000	293,000

	$4,505,153	$1,023,197

Accrued payroll and retirement plan contributions at March 31, 2012 include $665,000 of administrative costs associated with the Disposition, which is further described in Note 8.

Also related to the Disposition, the Company recognized a $1 million deposit as deferred revenue in the consolidated balance sheet at December 31, 2011. Deferred revenue of $2,690,682 is recognized in the Company’s consolidated balance sheet at March 31, 2012 in association with funds held for Contingent Leases as further described in Note 8.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). Future special distributions, if any, related to the Disposition as further described in Note 8 will not be considered interim distributions for purposes of calculating the Repurchase Right price. If more than 10% of the then outstanding Units are

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Partners’ Equity (continued)

tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2011 calculation, is $8.29 per Unit, net of the distributions made in January 2012 ($0.50 per Unit) and April 2012 ($0.38 per Unit).

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

There were no instruments outstanding at March 31, 2012 or 2011 that would potentially dilute net income per Unit.

Note 5. Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.37 to $5.41 per MCF. The Company also has an annual contract with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.23 to $5.26 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Gas Purchase Agreements (continued)

price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. The Company entered into no new contracts with Dominion or IGS during the three months ended March 31, 2012.

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

The Company is holding funds at March 31, 2012 in conjunction with Contingent Leases as further described in Note 8.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at March 31, 2012.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At March 31, 2012 and December 31, 2011, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2008 to December 2011. There have been no subsequent extensions or modifications to any of these notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2012), amounted to $419,860 and $447,826 at March 31, 2012 and December 31, 2011, respectively.

Note 8. Sale of Deep Rights

In November 2010, the Company agreed to sell their deep rights in certain Ohio properties for cash consideration (the “Disposition”). The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement.

In February 2012, the Company closed on the first segment of the Disposition with the sale of approximately 28,000 acres, resulting in a Gain on Sale of Deep Rights of $32,060,532 (the “First Closing”). The Company anticipates holding a second and final closing during the third quarter of 2012 (the “Final Closing”), as additional time is needed to allow the Company to cure various potential defects in the Company’s lease rights in the subject acreage as described in the closing conditions of the agreement. The Company also anticipates that there will be certain defects that it will be unable to cure. By the completion of the Final Closing, the Company does not expect cash consideration net to the Company’s interest to exceed $2 million. There can be no assurance that all of the conditions required to execute the Final Closing will be satisfied or that the Company’s expectations as to cash consideration to be received from the Final Closing will be realized.

The Company also served as an agent for the sale of deep rights acreage owned by other affiliated and non-affiliated parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchaser under the same terms and conditions as the Company’s Disposition. The Company has recognized accounts payable to affiliates and outside

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Sale of Deep Rights (continued)

working interests of $1,295,759 and $3,341,769, respectively, at March 31, 2012 in association with the funds held for the Working Interest Parties (see Note 2). Accounts payable to affiliates includes approximately $627,000 due to officers and directors at March 31, 2012.

Included in the acreage sold as part of the First Closing, the Company sold approximately 2,200 acres with leases that contained terms and conditions which may require the Company to repurchase the acreage if certain claims are made by February 2013 (the “Contingent Leases”). The Company does not anticipate recognizing gain on the sale of the Contingent Leases until the claim period ending February 2013 has expired. Deferred revenue of $2,690,682 is recognized in the Company’s consolidated balance sheet at March 31, 2012 in association with the funds held for Contingent Leases. Funds held on behalf of the Working Interest Parties for their share of Contingent Leases are included in accounts payable to affiliates and outside working interests (see Note 2).

One of the conditions of the Disposition is that the Company perpetuate the producing leases from which the sold acreage is derived for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at March 31, 2012.

The Company received a $1 million deposit from the purchaser in November 2010 (the “Deposit”) that was credited to the purchaser upon the First Closing. The Deposit was recognized as deferred revenue in the Company’s consolidated balance sheet at December 31, 2011 and was included in the Gain on Sale of Deep Rights in the Company’s consolidated statement of income for the three months ended March 31, 2012.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of Deep Rights

In November 2010, the Company agreed to sell their deep rights in certain Ohio properties for cash consideration (the “Disposition”). The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement.

In February 2012, the Company closed on the first segment of the Disposition with the sale of approximately 28,000 acres, resulting in a gain on sale of deep rights of $32.1 million (the “First Closing”). The Company anticipates holding a second and final closing during the third quarter of 2012 (the “Final Closing”), as additional time is needed to allow the Company to cure various potential defects in the Company’s lease rights in the subject acreage as described in the closing conditions of the agreement. The Company also anticipates that there will be certain defects that it will be unable to cure. By the completion of the Final Closing, the Company does not expect cash consideration net to the Company’s interest to exceed $2 million. There can be no assurance that all of the conditions required to execute the Final Closing will be satisfied or that the Company’s expectations as to cash consideration to be received from the Final Closing will be realized.

The Company also served as an agent for the sale of deep rights acreage owned by other parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchaser under the same terms and conditions as the Company’s Disposition. The Company has recognized accounts payable of $4.6 million at March 31, 2012 in association with the funds held for the Working Interest Parties.

Included in the acreage sold as part of the First Closing, the Company sold approximately 2,200 acres with leases that contained terms and conditions which may require the Company to repurchase the acreage if certain claims are made by February 2013 (the “Contingent Leases”). The Company does not anticipate recognizing gain on the sale of the Contingent Leases until the claim period ending February 2013 has expired. The Company has recognized deferred revenue of $2.7 million at March 31, 2012 in association with the funds held for Contingent Leases.

The Sale of Deep Rights is further described in Note 8 of the Company’s consolidated financial statements included herein.

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$49,884	56%	$20,936	34%
Property and equipment (net)	39,634	44	40,901	65
Other	376	—	405	1

Total	$89,894	100%	$62,242	100%

Deferred income taxes	$254	—%	$259	—%
Long-term liabilities	6,122	1	5,823	10
Partners’ equity	83,518	93	56,160	90

Total	$89,894	100%	$62,242	100%

Working capital of $49.9 million as of March 31, 2012 represented an increase of $28.9 million from December 31, 2011, due primarily to an increase in cash and equivalents, offset somewhat by a decrease in accounts receivable from production and increases in accounts payable, deferred revenue and accrued expenses. The increase in cash and equivalents is primarily the result of cash provided by the Disposition and the related agency role that the Company held with the Working Interest Parties. Cash provided by the Disposition and other operating and investing activities was offset somewhat by cash used in financing activities to pay a quarterly distribution. The decrease in accounts receivable from production is primarily the result of decreases in natural gas volumes produced and natural gas prices received. The increase in accounts payable is primarily the result of proceeds received and held on behalf of the Working Interest Parties. The increase in deferred revenue is primarily the result of proceeds received from the Contingent Leases. The increase in accrued expenses is primarily the result of additional federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Disposition. As further described in Note 2 of the Company’s consolidated financial statements, the Company is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to Everflow Eastern, Inc., which is a C corporation owned by Everflow Eastern Partners, L.P., is allocated directly to its respective partners.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2012. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $2.2 million in April 2012.

The Company’s cash flow from operations before the change in regular operational working capital, which excludes the effects of the Disposition, was $7.7 million, an increase of $3.4 million, or 79%, during the three months ended March 31, 2012, as compared to the same period in 2011. Changes in regular operational working capital other than cash and equivalents increased cash by $420,000 during the three months ended March 31, 2012 due primarily to a decrease in accounts receivable from production, offset somewhat by an increase to accrued expenses other than accrued federal income taxes associated with the Disposition.

Cash flows provided by operating activities was $8.1 million for the three months ended March 31, 2012. Cash flows provided by investing activities was $34.4 million for the three months ended March 31, 2012, as the Company received proceeds from the sale of deep rights and deferred revenue in conjunction with the Disposition. Cash was primarily held as accounts payables to the Working Interest Parties and for accrued federal income taxes in conjunction with the Disposition, and was used to pay a quarterly distribution.

Management of the Company believes existing cash flows should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the annual repurchase rights and the payment of quarterly distributions.

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreements with Dominion provide for fixed pricing with current monthly weighted average pricing provisions ranging from $5.37 to $5.41 per MCF. The Company also has an annual contract with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreement with IGS provides for fixed pricing with current monthly weighted average pricing provisions ranging from $5.23 to $5.26 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. The Company entered into no new contracts with Dominion or IGS during the three months ended March 31, 2012.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2012 and 2011. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	XXXXX.X	XXXXX.X
	Three Months
	Ended March 31,
	2012	2011
Revenues:
Oil and gas sales	97%	97%
Well management and operating	3	3

Total revenues	100%	100%

Expenses:
Production costs	24	20
Well management and operating	2	1
Depreciation, depletion and amortization	25	26
Accretion expense	2	1
General and administrative	16	10

Total expenses	69%	58%

Gain on sale of deep rights	660	—

Income taxes	(69)	(1)

Net income	622%	41%

Revenues for the three months ended March 31, 2012 decreased $1.5 million, or 23%, compared to the same period in 2011. This decrease was primarily due to a decrease in oil and gas sales during the first three months of 2012, as compared to the same period in 2011.

Oil and gas sales decreased $1.5 million, or 24%, during the three months ended March 31, 2012 compared to the same period in 2011. The primary reasons for this decrease were lower natural gas prices received and less natural gas volumes produced during the three month period ended March 31, 2012 as compared to the same period in 2011. Less natural gas production volumes produced during the three month period ended March 31, 2012 as compared to the comparable period in 2011 was primarily the result of operated properties being voluntarily shut-in during the three month period ended March 31, 2012 that were not shut-in during the comparable period in 2011.

Production costs decreased $93,000, or 7%, during the three month period ended March 31, 2012 compared to the same period in 2011. This decrease was primarily the result of less repairs and maintenance costs incurred on operated properties during the three month period ending March 31, 2012 as compared to the same period in 2011.

Depreciation, depletion and amortization decreased $381,000, or 24%, during the three months ended March 31, 2012 compared to the same period in 2011. The primary reason for this decrease is the result of less natural gas volumes produced during the three months ending March 31, 2012 as compared to the prior comparable period.

Accretion expense increased $27,000, or 32%, during the three months ended March 31, 2012 compared to the same period in 2011. The primary reason for this increase was due to the discount factor being applied to larger liabilities during the three month period ended March 31, 2012 as compared to the prior comparable period.

General and administrative expenses increased $118,000, or 18%, during the three months ended March 31, 2012 compared to the same period in 2011. The primary reason for this increase is due to higher overhead expenses associated with ongoing administration. Specific categories of expenses that have increased during this three month period include legal, accounting and auditing, printing, telephone, filing fees, health benefits, recording fees, and state and local taxes.

The Company recognized a gain on sale of deep rights of $32.1 million during the three months ended March 31, 2012 in association with the Disposition as further described under “Sale of Deep Rights”, herein.

Income tax expenses were $3.4 million during the three month period ended March 31, 2012, an increase of $3.3 million over the prior comparable period amount of $33,000. The primary reason for the increase is the result of additional federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Disposition.

The Company reported net income of $30.2 million during the three months ended March 31, 2012, an increase of $27.6 million over the prior comparable period amount of $2.6 million. The primary reason for the increase is the result of the gain on sale of deep rights, offset somewhat by the decrease in oil and gas sales and increase in income tax expenses. Net income represented 622% and 41% of total revenue during the three months ended March 31, 2012 and 2011, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Forward-Looking Statements

Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipate,” “intends,” “plans,” “believes,” “estimates “ variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include price fluctuations in the gas market in the Appalachian

Basin, actual oil and gas production and the weather in the Northeast Ohio area and the ability to locate economically productive oil and gas prospects for development by the Company. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2011, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC General Partner

By:	EVERFLOW MANAGEMENT CORPORATION Managing Member

May 11, 2012	By:	/s/ Brian A. Staebler
Brian A. Staebler Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)