Form 10-Q
period 2012-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2012-08-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Registrant’s telephone number, including area code: (330) 533-2692

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

There were 5,611,715 Units of limited partnership interest of the registrant as of August 10, 2012. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of June 30, 2012.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$28,771,893	$21,257,450
Accounts and notes receivable:
Production	1,658,463	3,301,508
Employees (including notes receivable)	109,041	120,226
Joint venture partners	32,750	39,548
Other	126,531	126,531

Total current assets	30,698,678	24,845,263

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,421,371	174,450,678
Pipeline and support equipment	655,845	654,273
Corporate and other	2,020,760	2,020,760

	177,097,976	177,125,711

Less accumulated depreciation, depletion, amortization and write down	138,783,155	136,224,821

	38,314,821	40,900,890
OTHER ASSETS
Employees' accounts and notes receivable	221,401	327,600
Other	77,546	77,546

	298,947	405,146

	$69,312,446	$66,151,299

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$3,947,062	$1,023,197
Deferred revenue	2,690,682	1,000,000
Accounts payable	2,485,625	1,886,138

Total current liabilities	9,123,369	3,909,335

JOINT VENTURE PARTNER ADVANCES	657,178	—

DEFERRED INCOME TAXES	249,000	259,000

ASSET RETIREMENT OBLIGATIONS	6,048,167	5,823,467

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized — 8,000,000 Units
Issued and outstanding — 5,611,715 and 5,616,422 Units, respectively	52,605,737	55,496,494

GENERAL PARTNER'S EQUITY	628,995	663,003

Total partners' equity	53,234,732	56,159,497

	$69,312,446	$66,151,299

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Oil and gas sales	$3,270,237	$5,806,860	$7,966,095	$11,972,710
Well management and operating	134,868	143,229	291,001	307,538
Other	4,425	285	7,853	1,518

	3,409,530	5,950,374	8,264,949	12,281,766

DIRECT COST OF REVENUES
Production costs	1,166,095	914,143	2,351,361	2,192,114
Well management and operating	60,877	66,261	139,888	145,184
Depreciation, depletion and amortization	1,280,399	1,618,314	2,517,244	3,236,328
Accretion expense	113,300	86,100	224,700	170,300

Total direct cost of revenues	2,620,671	2,684,818	5,233,193	5,743,926

GENERAL AND ADMINISTRATIVE EXPENSE	520,519	557,277	1,296,647	1,214,961

Total cost of revenues	3,141,190	3,242,095	6,529,840	6,958,887

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	268,340	2,708,279	1,735,109	5,322,879
GAIN ON SALE OF DEEP RIGHTS	56,431	—	32,116,963	—

INCOME FROM OPERATIONS	324,771	2,708,279	33,852,072	5,322,879

OTHER INCOME
Interest income	33,771	20,662	63,282	39,510
Gain on sale of property and equipment	—	—	—	2,183

	33,771	20,662	63,282	41,693

INCOME BEFORE INCOME TAXES	358,542	2,728,941	33,915,354	5,364,572

INCOME TAX EXPENSE (BENEFIT)
Current	30,000	30,000	3,392,000	75,000
Deferred	(5,000)	(5,000)	(10,000)	(17,000)

	25,000	25,000	3,382,000	58,000

NET INCOME	$333,542	$2,703,941	$30,533,354	$5,306,572

Allocation of Partnership Net Income
Limited Partners	$329,604	$2,672,033	$30,172,886	$5,243,951
General Partner	3,938	31,908	360,468	62,621

	$333,542	$2,703,941	$30,533,354	$5,306,572

Net income per unit	$0.06	$0.47	$5.37	$0.93

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
PARTNERS' EQUITY — JANUARY 1	$56,159,497	$58,585,488
Net income	30,533,354	5,306,572
Quarterly cash distributions ($0.88 per unit in 2012 and $1.00 per unit in 2011)	(5,001,498)	(5,685,965)
Special Distribution (see Note 8)	(28,417,600)	—
Repurchase Right — Units tendered	(78,042)	(40,244)
Option Repurchase Plan — options exercised	39,021	20,122

PARTNERS' EQUITY—JUNE 30	$53,234,732	$58,185,973

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,533,354	$5,306,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,559,244	3,278,628
Accretion expense	224,700	170,300
Gain on sale of deep rights	(32,116,963)	—
Gain on sale of property and equipment	—	(2,183)
Deferred income taxes	(10,000)	(17,000)
Changes in assets and liabilities:
Accounts receivable	1,649,843	468,362
Other current assets	—	93,718
Accounts payable	577,245	(541,985)
Joint venture partner advances	657,178	—
Accrued expenses	2,923,865	(404,998)

Total adjustments	(23,534,888)	3,044,842

Net cash provided by operating activities	6,998,466	8,351,414

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	134,599	189,462
Advances disbursed to employees	(17,215)	(45,639)
Proceeds from deferred revenue	2,690,682	—
Proceeds from sale of deep rights and property and equipment	31,250,054	13,000
Purchase of property and equipment	(162,066)	(1,163,015)

Net cash provided (used) by investing activities	33,896,054	(1,006,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(33,419,098)	(5,685,965)
Proceeds from options exercised	39,021	20,122

Net cash used by financing activities	(33,380,077)	(5,665,843)

NET INCREASE IN CASH AND EQUIVALENTS	7,514,443	1,679,379

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	21,257,450	19,661,106

CASH AND EQUIVALENTS AT END OF PERIOD	$28,771,893	$21,340,485

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$114,635	$77,625

Additions to proved properties reflect changes in accounts payable (see Note 2) and asset retirement obligations (see Note 1.F). The repurchase of Units is included in accounts payable (See Notes 2 and 3).

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

D.	Principles of Consolidation — The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents — The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $657,178 of joint venture partner advances at June 30, 2012, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP require the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2012 and 2011:

	Asset Retirement Obligations Six Months Ended June 30,
	2012	2011
Beginning of period	$6,116,467	$5,661,740
Liabilities incurred	—	3,300
Accretion expense	224,700	170,300

End of period	$6,341,167	$5,835,340

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations (continued)

At June 30, 2012 and December 31, 2011, asset retirement obligations of $6,341,167 and $6,116,467 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $293,000 at June 30, 2012 and December 31, 2011.

G.	Revenue Recognition — The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2012 and December 31, 2011. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

I.	Allocation of Income and Per Unit Data — Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 3) and select officers and employees electing to exercise options (see Note 7).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,616,422 and 5,618,867 for the three and six months ended June 30, 2012 and 2011, respectively.

J.	Subsequent Events — Everflow paid a cash distribution in July 2012 of $0.62 per Unit. The distribution amounted to approximately $3,521,000.

In July 2012, the Company closed on the second and final segment of the Disposition as further described in Note 8.

In July 2012, the Company agreed to sell certain deep rights in select Pennsylvania properties for cash consideration as part of the Mercer Disposition as further described in Note 8.

K.	New Accounting Standards — In May 2011, an accounting standard update was issued on “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The update outlines common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The update is effective for interim and annual financial periods beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and it did not have a material impact on the financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization and Summary of Significant Accounting Policies

K. New Accounting Standards (continued)

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Note 2.    Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accrued Expenses:
Federal, state and local taxes	$3,383,700	$76,500
Payroll and retirement plan contributions	270,362	653,697
Current portion of asset retirement obligations	293,000	293,000

	$3,947,062	$1,023,197

Accounts Payable:
Production and related other	$1,495,990	$1,410,268
Outside Working Interests (see Note 8)	444,370	—
Other	298,965	325,932
Affiliates (see Note 8)	161,404	—
Repurchase of Units	78,042	—
Joint venture partner deposits	6,854	94,138
Drilling	—	55,800

	$2,485,625	$1,886,138

Related to the Disposition as further described in Note 8, the Company recognized a $1 million deposit as deferred revenue in the consolidated balance sheet at December 31, 2011. Deferred revenue of $2,690,682 is recognized in the Company’s consolidated balance sheet at June 30, 2012 in association with funds held for Contingent Leases as further described in Note 8.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.    Partners’ Equity

Units represent limited partnership interests in Everflow. The Units are transferable subject to the approval of any transfer by EML and to the laws governing the transfer of securities. The Units are not listed for trading on any securities exchange nor are they quoted in the automated quotation system of a registered securities association. However, Unitholders have an opportunity to require Everflow to repurchase their Units pursuant to the Repurchase Right.

Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right and select officers and employees electing to exercise options (see Note 7).

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.    Partners’ Equity (continued)

Units repurchased pursuant to the Repurchase Right for each of the last three years are as follows:

	Per Unit
Year	Calculated Price for Repurchase Right	Less Interim Distributions	Net Price Paid	# of Units Repurchased	Units Out- standing Following Repurchase
2010	$7.86	$1.00	$6.86	5,968	5,615,883
2011	$9.23	$1.00	$8.23	4,890	5,613,977
2012	$9.17	$0.88	$8.29	9,414	5,607,008

At June 29, 2012 and June 30, 2011, the Company granted a total of 4,707 and 2,445 options, respectively, to two officers and one employee, of which all were exercised on the same date. There were 5,611,715 and 5,616,422 Units outstanding on June 30, 2012 and 2011, respectively, after the exercise of these options.

In June 2012, the Company paid a Special Distribution as further described in Note 8. The Special Distribution was not considered an interim distribution for purposes of calculating the Repurchase Right price.

There were no instruments outstanding at June 30, 2012 or 2011 that would potentially dilute net income per Unit.

Note 4.    Gas Purchase Agreements

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreements with Dominion provide for fixed pricing provisions of $5.41 per MCF. The Company also has an annual contract with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreement with IGS provides for fixed pricing provisions of $5.26 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. The Company entered into no new contracts with Dominion or IGS during the six months ended June 30, 2012.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.    Commitments and Contingencies

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

The Company is subject to a legal claim seeking compensatory and punitive damages related to certain leases where deep rights were sold as part of the Disposition as further described in Note 8. The Company believes that the claim is without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, the Company believes the likelihood of a material adverse outcome is remote. Adjustments, if any, which might result from the resolution of this matter have not been reflected in the consolidated financial statements.

The Company is holding funds at June 30, 2012 in conjunction with Contingent Leases as further described in Note 8.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at June 30, 2012.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At June 30, 2012 and December 31, 2011, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2008 to December 2011. There have been no subsequent extensions or modifications to any of these notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2012), amounted to $330,442 and $447,826 at June 30, 2012 and December 31, 2011, respectively.

Note 7.    Option Repurchase Plan

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to repurchase certain Units to select officers and employees. The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. At June 29, 2012 and June 30, 2011, the Company granted a total of 4,707 and 2,445 options, respectively, to two officers and one employee, of which all were exercised on the same date. Compensation expense associated with these grants was not material to the financial statements.

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

In February 2012, the Company closed on the first segment of the Disposition with the sale of approximately 28,000 acres, resulting in a Gain on Sale of Deep Rights of approximately $32,100,000 (the “First Closing”). The Company held a second and final closing during July 2012 (the “Final Closing”), as additional time was needed after the First Closing to allow the Company to cure various potential defects in the Company’s lease rights in the subject acreage as described in the closing conditions of the agreement. The Company does not expect its net interest in the proceeds from the Final Closing to exceed $1 million.

The Company also served as an agent for the sale of deep rights acreage owned by other affiliated and non-affiliated parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchaser under the same terms and conditions as the Company’s Disposition. The Company has recognized accounts payable to affiliates and outside working interests of $161,404 and $444,370, respectively, at June 30, 2012 in association with the funds held for the Working Interest Parties (see Note 2). Accounts payable to affiliates includes approximately $79,900 due to officers and directors at June 30, 2012.

Included in the acreage sold as part of the First Closing, the Company sold approximately 2,200 acres with leases that contained terms and conditions which may require the Company to repurchase the acreage if certain claims are made by February 2013 (the “Contingent Leases”). The Company does not anticipate recognizing gain on the sale of the Contingent Leases until the claim period ending February 2013 has expired. Deferred revenue of $2,690,682 is recognized in the Company’s consolidated balance sheet at June 30, 2012 in association with the funds held for Contingent Leases. Funds held on behalf of the Working Interest Parties for their share of Contingent Leases are included in accounts payable to affiliates and outside working interests (see Note 2).

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8.     Sale of Deep Rights (continued)

One of the conditions of the Disposition is that the Company perpetuate the producing leases from which the sold acreage is derived for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at June 30, 2012.

The Company received a $1 million deposit from the purchaser in November 2010 (the “Deposit”) that was credited to the purchaser upon the First Closing. The Deposit was recognized as deferred revenue in the Company’s consolidated balance sheet at December 31, 2011 and was included in the Gain on Sale of Deep Rights in the Company’s consolidated statement of income for the six months ended June 30, 2012.

In association with the proceeds received from the First Closing, the Company paid a special cash distribution in June 2012 to unitholders of record as of February 21, 2012, the date of the First Closing (the “Special Distribution”). The Special Distribution amounted to $28,417,600, or $5.00 per unit.

In July 2012, the Company, along with other additional affiliated entities and individuals, agreed to sell the majority of their deep rights in certain Mercer County, Pennsylvania properties for cash consideration net to the Company of approximately $3 million to $4 million, subject to acreage and closing adjustments (the “Mercer Disposition”). The Mercer Disposition includes no producing reserves, and the Company will retain a portion of their rights to the deep portion of the acreage and all of their rights to the shallow portion of the acreage subject to the agreement. The Company anticipates closing the Mercer Disposition during the third quarter of 2012, subject to fulfillment of closing conditions, though there can be no assurance that all of the conditions to closing the Mercer Disposition will be satisfied.

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

In February 2012, the Company closed on the first segment of the Disposition with the sale of approximately 28,000 acres, resulting in a gain on sale of deep rights of $32.1 million (the “First Closing”). The Company held a second and final closing in July 2012 (the “Final Closing”), as additional time was needed to allow the Company to cure various potential defects in the Company’s lease rights in the subject acreage as described in the closing conditions of the agreement. The Company does not expect its net interest in the proceeds from the Final Closing to exceed $1 million.

The Company also served as an agent for the sale of deep rights acreage owned by other parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchaser under the same terms and conditions as the Company’s Disposition. The Company has recognized accounts payable of $606,000 at June 30, 2012 in association with the funds held for the Working Interest Parties.

Included in the acreage sold as part of the First Closing, the Company sold approximately 2,200 acres with leases that contained terms and conditions which may require the Company to repurchase the acreage if certain claims are made by February 2013 (the “Contingent Leases”). The Company does not anticipate recognizing gain on the sale of the Contingent Leases until the claim period ending February 2013 has expired. The Company has recognized deferred revenue of $2.7 million at June 30, 2012 in association with the funds held for Contingent Leases.

In association with the proceeds received from the First Closing, the Company paid a special cash distribution in June 2012 to unitholders of record as of February 21, 2012, the date of the First Closing (the “Special Distribution”). The Special Distribution amounted to $28.4 million, or $5.00 per unit.

The Sale of Deep Rights is further described in Note 8 of the Company’s consolidated financial statements included herein.

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$21,575	36%	$20,936	34%
Property and equipment (net)	38,315	64	40,901	65
Other	299	—	405	1

Total	$60,189	100%	$62,242	100%

Deferred income taxes	$249	—%	$259	—%
Long-term liabilities	6,705	11	5,823	10
Partners’ equity	53,235	89	56,160	90

Total	$60,189	100%	$62,242	100%

Working capital of $21.6 million as of June 30, 2012 represented an increase of $639,000 from December 31, 2011, due primarily to an increase in cash and equivalents, offset somewhat by a decrease in accounts receivable from production and increases in accrued expenses, deferred revenue and accounts payable. The increase in cash and equivalents is primarily the result of cash provided by the Disposition and the related agency role that the Company held with the Working Interest Parties. Cash provided by the Disposition and other operating and investing activities was offset somewhat by cash used in financing activities to pay quarterly distributions and the Special Distribution. The decrease in accounts receivable from production is primarily the result of decreases in natural gas volumes produced and natural gas prices received. The increase in accrued expenses is primarily the result of additional federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Disposition. As further described in Note 1 of the Company’s consolidated financial statements, the Company is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to Everflow Eastern, Inc., which is a C corporation owned by Everflow Eastern Partners, L.P., is allocated directly to its respective partners. The effect of these additional federal income taxes due on accrued expenses is offset somewhat by a decrease in payroll and retirement plan contributions accrued. The increase in deferred revenue is primarily the result of proceeds received from the Contingent Leases. The increase in accounts payable is primarily the result of proceeds received and held on behalf of the Working Interest Parties.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2012. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $3.5 million in July 2012.

The Company’s cash flow from operations before the change in regular operational working capital, which excludes the effects of the Disposition, was $5.8 million, a decrease of $2.9 million, or 33%, during the six months ended June 30, 2012, as compared to the same period in 2011. Changes in regular operational working capital other than cash and equivalents increased cash by $1.2 million during the six months ended June 30, 2012 due primarily to a decrease in accounts receivable from production, offset somewhat by a decrease to accrued expenses other than accrued federal income taxes associated with the Disposition.

Cash flows provided by operating activities was $7.0 million for the six months ended June 30, 2012. Cash flows provided by investing activities was $33.9 million for the six months ended June 30, 2012, as the Company received proceeds from the sale of deep rights and deferred revenue in conjunction with the Disposition. Cash was used to pay quarterly distributions and the Special Distribution, and held as accounts payable to the Working Interest Parties and for accrued federal income taxes in conjunction with the Disposition.

Management of the Company believes existing cash flows should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the next annual repurchase right and the payment of quarterly distributions.

The Company has numerous annual contracts with Dominion Field Services, Inc. and its affiliates (“Dominion”), which obligate Dominion to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreements with Dominion provide for fixed pricing provisions of $5.41 per MCF. The Company also has an annual contract with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver certain quantities of natural gas production on a monthly basis through October 2012. The agreement with IGS provides for fixed pricing provisions of $5.26 per MCF. Fixed pricing with both Dominion and IGS applies to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact on the Company cannot fully be measured until actual production volumes and prices are determined. The Company entered into no new contracts with Dominion or IGS during the six months ended June 30, 2012.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six months ended June 30, 2012 and 2011. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of the items below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Oil and gas sales	96%	98%	96%	98%
Well management and operating	4	2	4	2

Total revenues	100%	100%	100%	100%

Expenses:
Production costs	34%	16%	28%	18%
Well management and operating	2	1	2	1
Depreciation, depletion and amortization	38	27	31	26
Accretion expense	3	1	3	1
General and administrative	15	9	16	10

Total expenses	92%	54%	80%	56%

Gain on sale of deep rights	2	—	389	—

Other income	1	—	1	—

Income taxes	(1)	(1)	(41)	(1)

Net income	10%	45%	369%	43%

Revenues for the three and six months ended June 30, 2012 decreased $2.5 million and $4.0 million, respectively, compared to the same periods in 2011. These decreases were primarily due to decreases in oil and gas sales during the first three and six months of 2012, as compared to the same periods in 2011.

Oil and gas sales decreased $2.5 million, or 44%, during the three months ended June 30, 2012 compared to the same period in 2011. Oil and gas sales decreased $4.0 million, or 33%, during the six months ended June 30, 2012 compared to the same period in 2011. The primary reasons for these decreases were lower natural gas prices received and less natural gas and crude oil volumes produced during the three and six month periods ended June 30, 2012 as compared to the same periods in 2011. Less natural gas and crude oil production volumes produced during the three and six month periods ended June 30, 2012 as compared to the comparable periods in 2011 was primarily the result of operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2012 that were not shut-in during the comparable periods in 2011.

Production costs increased $252,000, or 28%, during the three months ended June 30, 2012 compared to the same period in 2011. Production costs increased $159,000, or 7%, during the six months ended June 30, 2012 compared to the same period in 2011. The primary reason for these increases was due to a one-time charge by a third party operator in association with cumulative costs incurred relative to their operations of various oil and gas properties of which the Company participates as a joint venture partner.

Depreciation, depletion and amortization decreased $338,000, or 21%, during the three months ended June 30, 2012 compared to the same period in 2011. Depreciation, depletion and amortization decreased $719,000, or 22%, during the six months ended June 30, 2012 compared to the same period in 2011. The primary reason for these decreases is the result of less natural gas and crude oil volumes produced during the three and six months ended June 30, 2012 as compared to the prior comparable periods.

Accretion expense increased $27,000, or 32%, during the three months ended June 30, 2012 compared to the same period in 2011. Accretion expense increased $54,000, or 32%, during the six months ended June 30, 2012 compared to the same period in 2011. The primary reason for these increases was due to the discount factor being applied to larger liabilities during the three and six month periods ended June 30, 2012 as compared to the prior comparable periods.

General and administrative expenses decreased $37,000, or 7%, during the three months ended June 30, 2012 compared to the same period in 2011. General and administrative expenses increased $82,000, or 7%, during the six months ended June 30, 2012 compared to the same period in 2011. The primary reason for the decrease during the three months ended June 30, 2012 as compared to the prior comparable period is due to less legal and recording fees incurred relative to the Disposition. The primary reason for the increase during the six months ended June 30, 2012 as compared to the prior comparable period is due to higher overhead expenses associated with ongoing administration. Specific categories of expenses that have increased during this six month period include accounting and auditing, filing fees, health benefits, postage, printing, telephone and state and local taxes.

The Company recognized a gain on sale of deep rights of $32.1 million during the six months ended June 30, 2012 in association with the Disposition as further described under “Sale of Deep Rights”, herein.

Income tax expenses were $3.4 million during the six month period ended June 30, 2012, an increase of $3.3 million over the prior comparable period amount of $58,000. The primary reason for the increase is the result of additional federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Disposition.

The Company reported net income of $334,000, a decrease of $2.4 million, or 88%, during the three months ended June 30, 2012 compared to the same period in 2011. The Company reported net income of $30.5 million during the six months ended June 30, 2012, an increase of $25.2 million over the prior comparable period amount of $5.3 million. The primary reason for the decrease in net income during the three months ended June 30, 2012 as compared to the same period in 2011 is the result of lower oil and gas sales, offset somewhat by a decrease in depreciation, depletion and amortization. The primary reason for the increase in net income during the six months ended June 30, 2012 as compared to the same period in 2011 is the result of the gain on sale of deep rights, offset somewhat by the decrease in oil and gas sales and increase in income tax expenses. Net income represented 10% and 45% of total revenue during the three months ended June 30, 2012 and 2011, respectively. Net income represented 369% and 43% of total revenue during the six months ended June 30, 2012 and 2011, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

August 13, 2012	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)