Form 10-Q
period 2012-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2012-11-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

There were 5,611,715 Units of limited partnership interest of the registrant as of November 10, 2012. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2012.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$32,216,602	$21,257,450
Accounts and notes receivable:
Production	1,921,040	3,301,508
Employees (including notes receivable)	122,382	120,226
Joint venture partners	32,750	39,548
Other	126,531	126,531

Total current assets	34,419,305	24,845,263

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,118,385	174,450,678
Pipeline and support equipment	666,667	654,273
Corporate and other	2,038,865	2,020,760

	176,823,917	177,125,711

Less accumulated depreciation, depletion, amortization and write down	139,761,900	136,224,821

	37,062,017	40,900,890

OTHER ASSETS
Employees’ accounts and notes receivable	185,531	327,600
Other	77,546	77,546

	263,077	405,146

	$71,744,399	$66,151,299

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,242,565	$1,023,197
Accounts payable	2,827,551	1,886,138
Deferred revenue	2,705,135	1,000,000

Total current liabilities	9,775,251	3,909,335

JOINT VENTURE PARTNER ADVANCES	711,966	—

DEFERRED INCOME TAXES	244,000	259,000

ASSET RETIREMENT OBLIGATIONS	6,141,667	5,823,467

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,611,715 and 5,616,422 Units, respectively	54,223,181	55,496,494

GENERAL PARTNER’S EQUITY	648,334	663,003

Total partners’ equity	54,871,515	56,159,497

	$71,744,399	$66,151,299

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES
Oil and gas sales	$3,822,793	$5,487,462	$11,788,888	$17,460,172
Well management and operating	134,334	144,783	425,335	452,321
Other	3,943	1,137	11,796	2,655

	3,961,070	5,633,382	12,226,019	17,915,148

DIRECT COST OF REVENUES
Production costs	876,948	1,038,250	3,228,309	3,230,364
Well management and operating	89,598	57,324	229,486	202,508
Depreciation, depletion and amortization	1,318,768	1,685,199	3,836,012	4,921,527
Accretion expense	113,500	88,000	338,200	258,300

Total direct cost of revenues	2,398,814	2,868,773	7,632,007	8,612,699

GENERAL AND ADMINISTRATIVE EXPENSE	560,671	531,688	1,857,318	1,746,649

Total cost of revenues	2,959,485	3,400,461	9,489,325	10,359,348

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	1,001,585	2,232,921	2,736,694	7,555,800

GAIN ON SALE OF DEEP RIGHTS	4,329,632	—	36,446,595	—

INCOME FROM OPERATIONS	5,331,217	2,232,921	39,183,289	7,555,800

OTHER INCOME
Interest income	18,440	19,220	81,722	58,730
Gain on sale of property and equipment	2,990	—	2,990	2,183

	21,430	19,220	84,712	60,913

INCOME BEFORE INCOME TAXES	5,352,647	2,252,141	39,268,001	7,616,713

INCOME TAX EXPENSE (BENEFIT)
Current	200,000	15,000	3,592,000	90,000
Deferred	(5,000)	(5,000)	(15,000)	(22,000)

	195,000	10,000	3,577,000	68,000

NET INCOME	$5,157,647	$2,242,141	$35,691,001	$7,548,713

Allocation of Partnership Net Income
Limited Partners	$5,096,641	$2,215,670	$35,269,527	$7,459,621
General Partner	61,006	26,471	421,474	89,092

	$5,157,647	$2,242,141	$35,691,001	$7,548,713

Net income per unit	$0.91	$0.40	$6.28	$1.33

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
PARTNERS’ EQUITY - JANUARY 1	$56,159,497	$58,585,488
Net income	35,691,001	7,548,713
Quarterly cash distributions ($1.50 per unit in 2012 and $1.75 per unit in 2011)	(8,522,362)	(9,948,605)
Special Distribution (see Note 7)	(28,417,600)	—
Repurchase Right - Units tendered	(78,042)	(40,244)
Option Repurchase Plan - options exercised	39,021	20,122

PARTNERS’ EQUITY - SEPTEMBER 30	$54,871,515	$56,165,474

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,691,001	$7,548,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,899,612	4,985,027
Accretion expense	338,200	258,300
Gain on sale of deep rights	(36,446,595)	—
Gain on sale of property and equipment	(2,990)	(2,183)
Deferred income taxes	(15,000)	(22,000)
Changes in assets and liabilities:
Accounts receivable	1,387,266	881,706
Other current assets	—	137,046
Accounts payable	997,213	(614,559)
Joint venture partner advances	711,966	—
Accrued expenses	3,199,368	(306,274)

Total adjustments	(25,930,960)	5,317,063

Net cash provided by operating activities	9,760,041	12,865,776

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received on receivables from employees	159,404	233,016
Advances disbursed to employees	(19,491)	(54,762)
Proceeds from deferred revenue	2,705,135	—
Proceeds from sale of deep rights and property and equipment	35,608,937	13,000
Purchase of property and equipment	(275,891)	(1,450,736)

Net cash provided (used) by investing activities	38,178,094	(1,259,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(36,939,962)	(9,948,605)
Proceeds from options exercised	39,021	20,122
Repurchase of units	(78,042)	(40,244)

Net cash used by financing activities	(36,978,983)	(9,968,727)

NET INCREASE IN CASH AND EQUIVALENTS	10,959,152	1,637,567

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	21,257,450	19,661,106

CASH AND EQUIVALENTS AT END OF PERIOD	$32,216,602	$21,298,673

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$155,635	$107,625

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $711,966 of joint venture partner advances at September 30, 2012, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP require the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2012 and 2011:

	Asset Retirement Obligations
	Nine Months Ended September 30,
	2012	2011
Beginning of period	$6,116,467	$5,661,740
Liabilities incurred	—	7,600
Liabilities settled	(20,000)	(515)
Accretion expense	338,200	258,300

End of period	$6,434,667	$5,927,125

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations (continued)

At September 30, 2012 and December 31, 2011, asset retirement obligations of $6,434,667 and $6,116,467 are included in accrued expenses (current portion) and asset retirement obligations (non-current portion) in the Company’s consolidated balance sheets. The current portion of the asset retirement obligations was $293,000 at September 30, 2012 and December 31, 2011.

G.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2012 and December 31, 2011. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned oil and gas properties.

Each owner, including the Company, has an undivided interest in the jointly owned properties. Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Accounts and notes receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees (see Note 5). The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

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

I.	Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right (see Note 3) and select officers and employees electing to exercise options (see Note 6).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,611,715 and 5,614,853 for the three and nine months ended September 30, 2012, respectively, and 5,616,422 and 5,618,052 for the three and nine months ended September 30, 2011, respectively.

J.	Subsequent Events - Everflow paid a cash distribution in October 2012 of $0.25 per Unit. The distribution amounted to approximately $1,420,000.

K.	New Accounting Standards – In May 2011, an accounting standard update was issued on “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The update outlines common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The update is effective for interim and annual financial periods beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and it did not have a material impact on the financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

K.	New Accounting Standards (continued)

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Accrued Expenses:
Federal, state and local taxes	$3,535,500	$76,500
Payroll and retirement plan contributions	414,065	653,697
Current portion of asset retirement obligations	293,000	293,000

	$4,242,565	$1,023,197

Accounts Payable:
Production and related other	$1,429,936	$1,410,268
Affiliates (see Note 7)	573,860	—
Outside Working Interests (see Note 7)	491,349	—
Other	325,318	325,932
Joint venture partner deposits	7,088	94,138
Drilling	—	55,800

	$2,827,551	$1,886,138

Related to the Disposition as further described in Note 7, the Company recognized a $1 million deposit as deferred revenue in the consolidated balance sheet at December 31, 2011. Deferred revenue of $2,705,135 is recognized in the Company’s consolidated balance sheet at September 30, 2012 in association with funds held for Contingent Leases as further described in Note 7.

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

Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right and select officers and employees electing to exercise options (see Note 6).

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2011 calculation, was $8.29 per Unit, net of the distributions made in January 2012 ($0.50 per Unit) and April 2012 ($0.38 per Unit).

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity (continued)

Units repurchased pursuant to the Repurchase Right for each of the last three years are as follows:

	Per Unit
Year	Calculated Price for Repurchase Right	Less: Interim Distributions	Net Price Paid	# of Units Repurchased	Units Out- standing Following Repurchase
2010	$7.86	$1.00	$6.86	5,968	5,615,883
2011	$9.23	$1.00	$8.23	4,890	5,613,977
2012	$9.17	$0.88	$8.29	9,414	5,607,008

At June 29, 2012 and June 30, 2011, the Company granted a total of 4,707 and 2,445 options, respectively, to two officers and one employee, of which all were exercised on the same date. There were 5,611,715 and 5,616,422 Units outstanding on June 30, 2012 and 2011, respectively, after the exercise of these options.

In June 2012, the Company paid a Special Distribution as further described in Note 7. The Special Distribution was not considered an interim distribution for purposes of calculating the Repurchase Right price.

There were no instruments outstanding at September 30, 2012 or 2011 that would potentially dilute net income per Unit.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Commitments and Contingencies (continued)

The Company has natural gas delivery commitments to Dominion and IGS, its major customers. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the gas for redelivery (resale) to its customers.

The Company is subject to a legal claim seeking compensatory and punitive damages related to certain leases where deep rights were sold as part of the Disposition as further described in Note 7. The Company believes that the claim is without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, the Company believes the likelihood of a material adverse outcome is remote. Adjustments, if any, which might result from the resolution of this matter have not been reflected in the consolidated financial statements.

The Company is holding funds at September 30, 2012 in conjunction with Contingent Leases as further described in Note 7.

Note 5.	Related Party Transactions

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at September 30, 2012.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At September 30, 2012 and December 31, 2011, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2008 to December 2011. There have been no subsequent extensions or modifications to any of these notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Related Party Transactions (continued)

amounts loaned during the current period (which will be termed in December 2012), amounted to $307,913 and $447,826 at September 30, 2012 and December 31, 2011, respectively.

Note 6.	Option Repurchase Plan

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

Note 7.	Sale of Deep Rights

In November 2010, the Company agreed to sell their deep rights in certain Ohio properties for cash consideration (the “Disposition”). The Disposition includes no producing reserves, and the Company retains the rights to the shallow portion of the acreage subject to the agreement. The Company closed on the first segment of the Disposition during the first quarter of 2012 with the sale of approximately 28,000 acres, resulting in a Gain on Sale of Deep Rights of approximately $32,100,000. The Company closed on the final segment of the Disposition during the third quarter of 2012 with the sale of approximately 700 acres, resulting in a Gain on Sale of Deep Rights of approximately $900,000.

Included in the acreage sold as part of the Disposition, the Company sold approximately 2,200 acres with leases that contained terms and conditions which may require the Company to repurchase the acreage if certain claims are made by February 2013 (the “Contingent Leases”). The Company does not anticipate recognizing gain on the sale of the Contingent Leases until the claim period ending February 2013 has expired. Deferred revenue of $2,705,135 is recognized in the Company’s consolidated balance sheet at September 30, 2012 in association with the funds held for Contingent Leases. Funds held on behalf of the Working Interest Parties for their share of Contingent Leases are included in accounts payable to affiliates and outside working interests (see Note 2).

One of the conditions of the Disposition is that the Company perpetuate the producing leases from which the sold acreage is derived for a minimum period of five years. If the Company fails to perpetuate the producing leases during

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Sale of Deep Rights (continued)

such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at September 30, 2012.

The Company received a $1 million deposit from the purchaser in November 2010 (the “Deposit”) that was credited to the purchaser upon closing of the Disposition. The Deposit was recognized as deferred revenue in the Company’s consolidated balance sheet at December 31, 2011 and was included in the Gain on Sale of Deep Rights in the Company’s consolidated statement of income for the nine months ended September 30, 2012.

In association with the proceeds received from the Disposition, the Company paid a special cash distribution in June 2012 to unitholders of record as of February 21, 2012, the date the Company closed on the first segment of the Disposition (the “Special Distribution”). The Special Distribution amounted to $28,417,600, or $5.00 per unit.

In July 2012, the Company, along with other additional affiliated entities and individuals, agreed to sell the majority of their deep rights in certain Mercer County, Pennsylvania properties for cash consideration (the “Mercer Disposition”). The Mercer Disposition includes no producing reserves, and the Company retains a portion of their rights to the deep portion of the acreage and all of their rights to the shallow portion of the acreage subject to the agreement. In September 2012, the Company closed on the Mercer Disposition with the sale of approximately 900 acres, resulting in a Gain on Sale of Deep Rights of approximately $3,400,000.

The Company also served as an agent for the sale of deep rights acreage owned by other affiliated and non-affiliated parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchasers under the same terms and conditions as the Company’s Disposition and Mercer Disposition. The Company has recognized accounts payable to affiliates and outside working interests of $573,860 and $491,349, respectively, at September 30, 2012 in association with the funds held for the Working Interest Parties (see Note 2). Accounts payable to affiliates includes approximately $148,300 due to officers and directors at September 30, 2012.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of Deep Rights

In November 2010, the Company agreed to sell their deep rights in certain Ohio properties for cash consideration (the “Disposition”). The Disposition includes no producing reserves, and the Company will retain the rights to the shallow portion of the acreage subject to the agreement. During the first quarter of 2012, the Company closed on the first segment of the Disposition with the sale of approximately 28,000 acres, resulting in a Gain on Sale of Deep Rights of $32.1 million. The Company closed on the final segment of the Disposition during the third quarter of 2012 with the sale of approximately 700 acres, resulting in a Gain on Sale of Deep Rights of approximately $900,000.

In July 2012, the Company, along with other additional affiliated entities and individuals, agreed to sell the majority of their deep rights in certain Mercer County, Pennsylvania properties for cash consideration (the “Mercer Disposition”; collectively with the Disposition referred to as the “Dispositions”). The Mercer Disposition includes no producing reserves, and the Company retains a portion of their rights to the deep portion of the acreage and all of their rights to the shallow portion of the acreage subject to the agreement. During the third quarter of 2012, the Company closed on the Mercer Disposition with the sale of approximately 900 acres, resulting in a Gain on Sale of Deep Rights of approximately $3.4 million.

The Company also served as an agent for the sale of deep rights acreage owned by other parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchasers under the same terms and conditions as the Company’s Dispositions. The Company has recognized accounts payable of $1.1 million at September 30, 2012 in association with the funds held for the Working Interest Parties.

Included in the acreage sold as part of the Disposition, the Company sold approximately 2,200 acres with leases that contained terms and conditions which may require the Company to repurchase the acreage if certain claims are made by February 2013 (the “Contingent Leases”). The Company does not anticipate recognizing gain on the sale of the Contingent Leases until the claim period ending February 2013 has expired. The Company has recognized deferred revenue of $2.7 million at September 30, 2012 in association with the funds held for Contingent Leases. Also in association with the proceeds received from the Disposition, the Company paid a special cash distribution of $28.4 million, or $5.00 per unit, in June 2012 (the “Special Distribution”) to unitholders of record as of February 21, 2012, the date of the Disposition’s first closing.

The Company’s Sale of Deep Rights is further described in Note 7 of the Company’s consolidated financial statements included herein.

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$24,644	40%	$20,936	34%
Property and equipment (net)	37,062	60	40,901	65
Other	263	—	405	1

Total	$61,969	100%	$62,242	100%

Deferred income taxes	$244	—%	$259	—%
Long-term liabilities	6,853	11	5,823	10
Partners’ equity	54,872	89	56,160	90

Total	$61,969	100%	$62,242	100%

Working capital of $24.6 million as of September 30, 2012 represented an increase of $3.7 million from December 31, 2011, due primarily to an increase in cash and equivalents, offset somewhat by a decrease in accounts receivable from production and increases in accrued expenses, accounts payable and deferred revenue. The increase in cash and equivalents is primarily the result of cash provided by the Dispositions and the related agency role that the Company held with the Working Interest Parties. Cash provided by the Dispositions and other operating and investing activities was offset somewhat by cash used in financing activities to pay quarterly distributions and the Special Distribution. The decrease in accounts receivable from production is primarily the result of decreases in natural gas volumes produced and natural gas prices received. The increase in accrued expenses is primarily the result of additional federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Disposition. As further described in Note 1 of the Company’s consolidated financial statements, the Company is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to Everflow Eastern, Inc., which is a C corporation owned by Everflow Eastern Partners, L.P., is allocated directly to its respective partners. The effect of these additional federal income taxes due on accrued expenses is offset somewhat by a decrease in payroll and retirement plan contributions accrued. The increase in accounts payable is primarily the result of proceeds received and held on behalf of the Working Interest Parties. The increase in deferred revenue is primarily the result of proceeds received from the Contingent Leases.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 10, 2012. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $1.4 million in October 2012.

The Company’s cash flow from operations before the change in regular operational working capital, which excludes the effects of the Dispositions, was $8.7 million, a decrease of $4.0 million, or 32%, during the nine months ended September 30, 2012, as compared to the same period in 2011. Changes in regular operational working capital other than cash and equivalents increased cash by $1.0 million during the nine months ended September 30, 2012 due primarily to a decrease in accounts receivable from production, offset somewhat by a decrease to accrued expenses other than accrued federal income taxes associated with the Dispositions.

Cash flows provided by operating activities was $9.8 million for the nine months ended September 30, 2012. Cash flows provided by investing activities was $38.2 million for the nine months ended September 30, 2012, as the Company received proceeds from the sale of deep rights and deferred revenue in conjunction with the Disposition. Cash was used to pay quarterly distributions and the Special Distribution, held as accounts payable to the Working Interest Parties, held as accrued expenses for federal income taxes in conjunction with the Dispositions, and held as deferred revenue associated with the Contingent Leases.

Management of the Company believes existing cash flows should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the next annual repurchase right and the payment of quarterly distributions.

The Company has various annual contracts with two of its major customers which obligate the Company’s customers to purchase and the Company to sell and deliver certain quantities of natural gas production with fixed pricing provisions on a monthly basis through October 2013. While the impact of these contracts cannot fully be measured until actual production volumes and prices have been determined, the Company does not expect the contracts to have a significant effect on the Company’s future oil and gas sales.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine months ended September 30, 2012 and 2011. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues:
Oil and gas sales	97%	97%	96%	98%
Well management and operating	3	3	4	2

Total revenues	100%	100%	100%	100%

Expenses:
Production costs	22%	18%	26%	18%
Well management and operating	2	1	2	1
Depreciation, depletion and amortization	33	30	32	27
Accretion expense	3	2	3	2
General and administrative	14	9	15	10

Total expenses	74%	60%	78%	58%

Gain on sale of deep rights	109	—	298	—

Other income	—	—	1	—

Income taxes	(5)	—	(29)	—

Net income	130%	40%	292%	42%

Revenues for the three and nine months ended September 30, 2012 decreased $1.7 million and $5.7 million, respectively, compared to the same periods in 2011. These decreases were primarily due to decreases in oil and gas sales during the first three and nine months of 2012, as compared to the same periods in 2011.

Oil and gas sales decreased $1.7 million, or 30%, during the three months ended September 30, 2012 compared to the same period in 2011. Oil and gas sales decreased $5.7 million, or 33%, during the nine months ended September 30, 2012 compared to the same period in 2011. The primary reasons for these decreases were lower natural gas prices received and less natural gas and crude oil volumes produced during the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011. Less natural gas and crude oil production volumes produced during the three and nine month periods ended September 30, 2012 as compared to the comparable periods in 2011 was primarily the result of operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2012 that were not shut-in during the comparable periods in 2011.

Production costs decreased $161,000 or 16%, during the three month period ended September 30, 2012 compared to the same period in 2011. Production costs decreased $2,000 during the nine month period ended September 30, 2012 compared to the same period in 2011. These decreases were primarily the result of decreases in costs to operate and manage the Company’s producing oil and gas properties relative to the shut-ins, though the decrease during the nine month period ended September 30, 2012 as compared to the same period in 2011 was offset somewhat by a one-time charge by a third party operator in association with cumulative costs incurred relative to their operations of various oil and gas properties of which the Company participates as a joint venture partner.

Depreciation, depletion and amortization decreased $366,000, or 22%, during the three months ended September 30, 2012 compared to the same period in 2011. Depreciation, depletion and amortization decreased $1.1 million, or 22%, during the nine months ended September 30, 2012 compared to the same period in 2011. The primary reason for these decreases is the result of less natural gas and crude oil volumes produced during the three and nine months ended September 30, 2012 as compared to the prior comparable periods.

Accretion expense increased $26,000, or 29%, during the three months ended September 30, 2012 compared to the same period in 2011. Accretion expense increased $80,000, or 31%, during the nine months ended September 30, 2012 compared to the same period in 2011. The primary reason for these increases was due to the discount factor being applied to larger liabilities during the three and nine month periods ended September 30, 2012 as compared to the prior comparable periods.

General and administrative expenses increased $29,000, or 5%, during the three months ended September 30, 2012 compared to the same period in 2011. General and administrative expenses increased $111,000, or 6%, during the nine months ended September 30, 2012 compared to the same period in 2011. The primary reason for the increases is due to higher overhead expenses associated with ongoing administration. Specific categories of expenses that have increased during these three and nine month periods include accounting and auditing, filing fees and health benefits. Additional categories of expenses that have increased during the nine month period ending September 30, 2012 as compared to the prior comparable period include postage, printing, telephone and state and local taxes.

The Company recognized gain on sale of deep rights of $4.3 million and $36.4 million during the three and nine month periods ended September 30, 2012, respectively, in association with the Dispositions as further described under “Sale of Deep Rights”, herein.

The Company recognized income taxes of $195,000 and $3.6 million during the three and nine month periods ended September 30, 2012, respectively. Income taxes recognized during the three and nine month periods ended September 30, 2012 were substantially higher than those recognized during the prior comparable periods. The primary reason for the increases is the result of additional federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Dispositions.

The Company reported net income of $5.2 million during the three months ended September 30, 2012, an increase of $3.0 million over the prior comparable period amount of $2.2 million. The Company reported net income of $35.7 million during the nine months ended September 30, 2012, an increase of $28.2 million over the prior comparable period amount of $7.5 million. The primary reason for the increases in net income is the result of the Gain on Sale of Deep Rights, offset somewhat by the decrease in oil and gas sales and increase in income tax expenses. Net income represented 130% and 40% of total revenue during the three months ended September 30, 2012 and 2011, respectively. Net income represented 292% and 42% of total revenue during the nine months ended September 30, 2012 and 2011, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

November 13, 2012	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)