Form 10-K
period 2012-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2013-03-28
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 4,492,086 Units of Limited Partnership Interest held by non-affiliates of the Registrant as of June 30, 2012. At June 30, 2012, there was no public market for the Registrant’s Units of Limited Partnership Interest. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2012.

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

The Company. The Company was organized in September 1990. The principal executive offices of the Company, the General Partner and EEI are located at 585 West Main Street, Canfield, Ohio 44406. The telephone number is (330) 533-2692.

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

A-1 Storage of Canfield, Ltd. (“A-1 Storage”) was organized as an Ohio limited liability company in 1995 and is 99% owned by the Company and 1% owned by EEI. A-1 Storage’s business includes leasing of office space to the Company as well as rental of storage units to non-affiliated parties.

Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 57% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2012 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 440 (net) wells. The Company serves as the operator of approximately 59% of the gross wells and 75% of the net wells which comprise the Company’s properties.

The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

Sale of Deep Rights. The Company agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During 2012, the Company sold approximately 30,600 acres in conjunction with the Dispositions, resulting in a Gain on Sale of Deep Rights of approximately $39.1 million.

Business Plan. The Company continually evaluates whether it can develop oil and gas properties at historical levels given the current costs of drilling and development activities, the current prices of crude oil and natural gas, and the Company’s ability to find oil and gas in commercially productive quantities. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Acquisition of Prospects. The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2012, the Company’s current leasehold inventory consists of approximately 50 prospects in various stages of maturity representing approximately 724 net acres under lease.

In choosing oil and gas prospects for the Company, the General Partner does not attempt to manage the risks of drilling through a policy of selecting diverse prospects in various geographic areas or with the potential of oil and gas production from different geological formations. Rather, substantially all prospects are expected to be located in the Appalachian Basin of Ohio and Pennsylvania and are to be drilled primarily to the Clinton/Medina Sands geological formation or closely related oil and gas formations in such area. The Company also has the right to participate in the development of certain wells in the Utica geological formation with various joint venture partners. The Company does not currently participate in the operation of such wells, and has not yet determined whether, or to what extent, it might exercise its right to do so.

Acquisition of Producing Properties. As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. The Company did not acquire any producing oil and gas properties during 2012 or 2011.

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

Funding for Activities. The Company finances its current operations, including undeveloped leasehold acquisition activities, primarily through cash generated from operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations.”

The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness would consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2012 or 2011 and no principal indebtedness was outstanding as of March 10, 2013. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources.”

Although the Company’s Amended and Restated Agreement of Limited Partnership dated as of February 10, 2010 (the “Partnership Agreement”) does not contain any specific restrictions on borrowings, the Company has no specific plans to borrow for the acquisition of producing oil and gas properties. The Company expects that borrowings may be necessary to enable it to repurchase Units tendered in connection with the Repurchase Right (as defined under [ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES]). See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources.”

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2012, which aggregate $33,543,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil. Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. Historically, all posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices. In recent years, however, including 2012, the spread between posted prices in the areas where the Company’s properties are located and spot market prices has significantly decreased, and in some months has even reversed. There have been substantial fluctuations in crude oil prices in recent years, including 2012.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2013, $89.35 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2012, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002, the Company has had and continues to have numerous annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total .82 BCF through October 2014 at various monthly prices with a weighted average of $3.84 per MCF.

The Company also has an annual contract with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract period. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total .50 BCF through October 2014 at various monthly prices with a weighted average of $3.76 per MCF.

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price plus basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. As of December 31, 2012, natural gas purchased by Dominion covers production from approximately 530 gross operated wells, while natural gas purchased by IGS covers production from approximately 240 gross operated wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Inflation and Changes in Prices.”

During 2012, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than Dominion and IGS, who’s purchases of natural gas from operated wells accounted for approximately 47% and 21%, respectively, of the Company’s consolidated natural gas sales. The Company expects that Dominion and IGS will be the only material natural gas purchasers during fiscal year 2013.

Seasonality. During summer months, seasonal restrictions on natural gas production have sometimes occurred as a result of distribution system restrictions. These production restrictions, and the nature of the Company’s business, can result in seasonal fluctuations in the Company’s revenue, with the Company sometimes receiving more income in the first and fourth quarters of its fiscal year.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas and the continued oversupply of domestic natural gas have, at times, including 2012, resulted in a curtailment in exploration for and development of oil and gas properties.

There is also extensive competition in the market for gas produced by the Company. Increases in energy consumption have at times brought about a shortage in energy supplies. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, at times there has been volatility in crude oil and natural gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See “Marketing” above.

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

The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the “FERC”) under the Natural Gas Act of 1938. The wellhead price of natural gas is also regulated by the FERC under the authority of the Natural Gas Policy Act of 1978 (“NGPA”). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the “Decontrol Act”) was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, the FERC has adopted and proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority of natural gas sales from operated wells will be sold to Dominion and IGS as discussed earlier.

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

Hydraulic Fracturing. Many of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids – usually consisting mostly of water but typically including small amounts of several chemical additives – as well as sand into a well under high pressure in order to create fractures in the formation that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. Such efforts could have an adverse effect on crude oil and natural gas production activities.

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

Employees. As of March 10, 2013, the Company had 20 full-time and 4 part-time employees. These employees primarily are engaged in the following areas of business operations: six each in field operations and accounting, five in land and lease acquisition and seven in administration.

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

Natural Gas and Crude Oil Reserves. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Western Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date. The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves, excluding the effect of contractual obligations, were $2.73 and $4.24 at December 31, 2012 and 2011, respectively, and the crude oil prices used in the estimation of proved reserves were $92.25 and $90.81 at December 31, 2012 and 2011, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2012, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2012. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2012 or 2011.

Proved Reserves.(1) The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2012.

	Oil (BBLS)	Gas (MCF)
Proved Developed	579,000	25,644,000
Proved Undeveloped	—	—

Total	579,000	25,644,000

(1)

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2012. A reconciliation of the Company’s proved reserves is included in the Notes to the Financial Statements.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2012, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2012, discounted to present value at 10%.

(Thousands)
Future cash inflows from sales of oil and gas	$123,438
Future production and development costs	(55,855)
Future asset retirement obligations, net of salvage	(11,661)
Future income tax expense	(1,353)

Future net cash flows	54,569
Effect of discounting future net cash flows at 10% per annum	(21,026)

Standardized measure of discounted future net cash flows	$33,543

(1)	See the Notes to the Financial Statements for additional information.

Production. The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2012 and 2011.

	Production		Average Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCFS)	per BBL	per MCF	per Equivalent MCF(1)
2012	65,000	2,666,000	$92.54	$3.63	$1.33
2011	70,000	3,029,000	$89.20	$5.30	$1.28

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2012.

Gross Wells			Net Wells
Oil(1)	Gas(1)	Total	Oil(1)	Gas(1)	Total
380	1,071	1,451	223	663	886

(1)

Oil wells are those wells which generated the majority of their revenues from oil production during 2012; gas wells are those wells which generated the majority of their revenues from gas production during 2012.

Acreage. The Company had approximately 58,800 gross developed acres and 37,900 net developed acres as of December 31, 2012. Developed acreage is that acreage assignable to productive wells. The Company had approximately 724 gross and net proved undeveloped acres as of December 31, 2012.

Drilling Activity. The following table sets forth the results of drilling activities during 2012 and 2011 on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net
2012	—	—	—	—
2011	11	2.81	1	0.97

(1)	All wells are located in the United States. All wells are development wells.
No exploratory wells were drilled.

Present Activities. The Company has drilled 1 gross and .5 net development wells since December 31, 2012. As of March 10, 2013, the Company had no wells in process of being drilled.

Delivery Commitments. The Company has entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain operated contract wells. The operated contract wells comprised approximately 68% of the Company’s consolidated natural gas sales during 2012. In addition, the Company has entered into various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of EEI and EMC as of March 10, 2013 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC
William A. Siskovic	57	President, Principal Executive Officer and director	President, Principal Executive Officer and director
Brian A. Staebler	38	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

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

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2013, there were 5,611,715 Units held by 1,403 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total quarterly cash distributions of $1.75 and $2.25 per Unit during 2012 and 2011, respectively. Based upon the current number of Units outstanding, the aggregate value of a quarterly distribution of $0.50 per Unit made to our holders of record (“Holders”) would amount to approximately $2,839,000. The Company made a quarterly distribution of $0.50 per Unit in January 2013 and currently intends to make a distribution of $0.50 per Unit in April 2013 and additional quarterly distributions in July and October 2013. In association with the proceeds received from the Dispositions, the Company also paid special cash distributions during 2012 of $6.15 per Unit, totaling approximately $34.9 million.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 9,414 and 4,890 of its Units of limited partnership interest at a price of $8.29 and $8.23 per Unit pursuant to the terms of the Company’s Offers to Purchase dated April 30, 2012 and April 29, 2011, respectively. See Note 3 in the Company’s financial statements for additional information on the Repurchase Right.

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

Sale of Deep Rights

The Company agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During 2012, the Company sold approximately 30,600 acres in conjunction with the Dispositions, resulting in a Gain on Sale of Deep Rights of approximately $39.1 million.

Included in the acreage sold as part of one of the Dispositions, the Company sold approximately 2,200 acres with leases that contained terms and conditions which would have required the Company to repurchase the acreage if certain claims were made by February 2013 (the “Contingent Leases”). The Company did not recognize gain on the sale of the Contingent Leases until the claim period ending February 2013 had expired, with no such claims having been made. Deferred revenue of $2.7 million is recognized in the Company’s consolidated balance sheet at December 31, 2012 in association with the funds held for Contingent Leases.

In association with the proceeds received from the Dispositions, the Company paid special cash distributions during 2012 of $6.15 per unit to the unitholders (the “Special Distributions”), totaling approximately $34.9 million.

The Company’s Sales of Deep Rights are further described in Note 10 of the Company’s consolidated financial statements included herein.

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$22,048	39%	$20,936	34%
Property and equipment (net)	34,573	61	40,901	65
Other	336	—	405	1

Total	$56,957	100%	$62,242	100%

Deferred income taxes	$234	—%	$259	—%
Long-term liabilities	7,419	13	5,823	10
Partners’ equity	49,304	87	56,160	90

Total	$56,957	100%	$62,242	100%

Working capital surplus of $22.0 million as of December 31, 2012 represented a $1.1 million increase from December 31, 2011 due primarily to increases in cash and equivalents and deferred income tax assets of $4.1 million and $509,000, respectively, offset somewhat by a decrease in accounts receivable from production of $1.0 million and increases in deferred revenue of $1.7 million, accrued expenses of $409,000 and accounts payable of $339,000. Deferred income tax assets increased $509,000 as the result of temporary book-to-tax differences related to the recognition of revenues derived from EEI’s share of the Contingent Leases. Accounts receivable from production decreased $1.0 million primarily due to less natural gas and crude oil volumes produced and lower natural gas and crude oil prices received during the fourth quarter of 2012 as compared to the prior comparable period. Deferred revenue increased $1.7 million primarily due to proceeds received from sale of the Contingent Leases. Accrued expenses increased $409,000 primarily due to expenses incurred in association with the Company’s retirement plans during the fourth quarter of 2012 that were not incurred during the prior comparable period. Accounts payable increased $339,000 primarily due to proceeds received during 2012, and held at December 31, 2012, in association with unaffiliated working interest parties’ share of Contingent Leases.

Property and equipment of $34.6 million as of December 31, 2012 represented a $6.3 million decrease from December 31, 2011 due primarily to $5.5 million of depreciation, depletion and amortization and $980,000 of write down/impairment and abandonment of oil and gas properties in 2012.

Long-term liabilities of $7.4 million as of December 31, 2012 represented an increase of $1.6 million from December 31, 2011 due primarily to $726,000 of advances collected from joint venture partners in 2012 for their share of future plugging expenses and an increase of $870,000 in asset retirement obligations resulting primarily from accretion recognized in 2012 to adjust the liabilities to their present value at December 31, 2012.

The Company had a revolving credit facility with Bank One, N.A. that expired in 2003, and has had no borrowings since that time. The Company expects to have more than $3 million of cash available to fund the Repurchase Right in 2013. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. We cannot provide any assurance as to the availability of any such line of credit under current market conditions. The Company repurchased 9,414 Units at a price of $8.29 per Unit on June 29, 2012.

Cash Flows from Operating, Investing and Financing Activities

The Company generated the majority of its cash sources from investing activities during 2012, while almost all its cash sources in 2011 were generated by operating activities. During the year ended 2012, cash provided by operations and investing activities was used primarily to fund distributions to Unitholders. During the year ended 2011, cash provided by operations was used primarily to fund the development of additional oil and gas properties and distributions to Unitholders.

The following table summarizes the Company’s Statements of Cash Flows for the years ended December 31, 2012 and 2011:

	2012		2011
	Dollars	%	Dollars	%
	(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$38,074	78%	$10,384	62%
Adjustments	(31,638)	(65)	5,465	33

Cash flow from operations before working capital changes	6,436	13	15,849	95
Changes in working capital	1,801	4	806	5

Net cash provided by operating activities	8,237	17	16,655	100
Investing Activities:
Proceeds received from employees’ notes receivables	188	—	289	2
Advances disbursed to employees	(12)	—	(86)	—
Proceeds from deferred revenue	2,705	6	—	—
Purchase of property and equipment	(400)	(1)	(2,513)	(15)
Proceeds from sale of deep rights and property and equipment	38,351	78	61	—

Net cash provided (used) by investing activities	40,832	83	(2,249)	(13)
Financing Activities:
Distributions	(44,890)	(92)	(12,790)	(77)
Repurchase and retirement of Units	(78)	—	(40)	—
Options exercised	39	—	20	—

Net cash used by financing activities	(44,929)	(92)	(12,810)	(77)

Net increase in cash and equivalents	$4,140	8%	$1,596	10%

Note:	All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes during 2012 and 2011 represented 13% and 95% of total cash sources, respectively. The decrease in cash flow from operations before working capital changes in 2012, as compared to the prior comparable period, was primarily due to the significant effect $39.1 million of gain on sale of deep rights had on total cash sources during 2012 as compared to 2011. Changes in working capital other than cash and equivalents increased cash by $1.8 million and $806,000 during 2012 and 2011, respectively. The $1.8 million increase in 2012 was primarily the result of a decrease in accounts receivable from production as well as increases in accounts payable and accrued expenses. The decrease in accounts receivable from production was primarily the result of less natural gas and crude oil volumes produced and lower natural gas and crude oil prices received during the fourth quarter of 2012 as compared to the prior comparable period. The increase in accounts payable was primarily due to proceeds received during 2012, and held at December 31, 2012, in association with unaffiliated working interest parties’ share of Contingent Leases. Accrued expenses increased primarily as the result of expenses incurred in association with the Company’s retirement plans during the fourth quarter of 2012 that were not incurred during the prior comparable period. The $806,000 increase in 2011 was primarily the result of a decrease in accounts receivable from production resulting primarily from less natural gas volumes produced and lower natural gas prices received in the fourth quarter of 2011 as compared to natural gas volumes produced and natural gas prices received in the fourth quarter of 2010, as well as a decrease in other current assets resulting primarily from well equipment inventory being used in the drilling of oil and gas properties during 2011. The effects of the decreases in accounts receivable from production and other current assets were offset somewhat by a decrease in accounts payable due to joint venture partners.

The Company’s cash flows provided by investing activities were $40.8 million in 2012, whereas the Company used cash flows by investing activities of $2.2 million in 2011. The variance from 2011 was primarily the result of proceeds received from sale of deep rights and deferred revenue of $38.4 million and $2.7 million, respectively, in 2012, whereas there were no proceeds received from such activities during the prior comparable period. In addition, the Company had a decrease in purchase of property and equipment of $2.1 million in 2012 as compared to the prior comparable period.

The Company’s cash flows used by financing activities increased $32.1 million, or 251%, during 2012 as compared with 2011, which was primarily the result of additional distributions made to Unitholders. The majority of 2012 distributions were Special Distributions.

The Company’s ending cash and equivalents balance of $25.4 million at December 31, 2012, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management believes the payment of such quarterly distributions will continue at least through 2013. The Company has paid a quarterly distribution every quarter since July 1991. The Company made a distribution of $2.8 million in January 2013 and currently intends to distribute an additional $2.8 million in April 2013 from existing cash and equivalents.

Capital expenditures for the development of oil and gas properties decreased during 2012 as compared to 2011, as the Company did not participate in the drilling of any new oil and gas properties during 2012. The Company’s share of proved gas reserves decreased by 7.5 BCF, or 23%, between December 31, 2012 and December 31, 2011, while proved oil reserves decreased by 66,000 barrels, or 10%, between December 31, 2012 and December 31, 2011. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves decreased by $27.0 million between December 31, 2012 and December 31, 2011. The primary reasons for this decrease were due to sales of crude oil and natural gas during 2012, and decreases in natural gas prices and the related downward revisions in quantities of natural gas reserves between December 31, 2012 and 2011. These factors were offset somewhat by the effect of accretion of the December 31, 2012 discount. Management believes the Company will likely drill or participate in the drilling of less than 10 net wells during 2013.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 9,414 and 4,890 Units during 2012 and 2011 pursuant to the Repurchase Right at a price of $8.29 and $8.23 per Unit, respectively. The Repurchase Right to be conducted in 2013 is expected to result in Unitholders being offered a price of $4.92 per Unit. The Company believes existing cash flows will be sufficient to fund the 2013 offering pursuant to the Repurchase Right if fully subscribed.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2012 and 2011. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,
	2012	2011
Revenues:
Oil and gas sales	96%	97%
Well management and operating	4	3

Total Revenues	100	100
Expenses:
Production costs	25	20
Well management and operating	2	1
Depreciation, depletion and amortization	34	20
Accretion expense	5	2
Write down/impairment and abandonment of oil and gas properties	6	2
General and administrative expense	18	10

Total Expenses	90	55
Gain on sale of deep rights	241	—
Income taxes	(17)	—

Net income	234%	45%

Revenues for the year ended December 31, 2012 decreased $6.7 million, or 29%, compared to prior comparable period. This decrease was due primarily to a decrease in oil and gas sales during 2012 compared with 2011.

Oil and gas sales decreased $6.7 million, or 30%, from 2011 to 2012. This decrease was primarily the result of less natural gas and crude oil volumes produced as well as lower average natural gas prices received, offset somewhat by higher average crude oil prices received. The average price received per MCF of natural gas decreased from $5.30 in 2011 to $3.63 in 2012. The average price received per BBL of crude oil increased from $89.20 in 2011 to $92.54 in 2012. The Company’s natural gas production decreased by 363,000 MCF, or 12%, while crude oil production decreased by 5,000 BBLS, or 8%, from 2011 to 2012. Natural gas sales accounted for 62% and 72% of total oil and gas sales in 2012 and 2011, respectively. Less production volumes was primarily the result of operated properties being voluntarily shut-in during 2012 that were not shut-in during the prior comparable period.

Production costs decreased $334,000, or 8%, from 2011 to 2012. This decrease was primarily the result of decreases in costs to operate and manage the Company’s producing oil and gas properties relative to the shut-ins, offset somewhat by a one-time charge from a third party operator in association with cumulative costs incurred relative to their operations of various oil and gas properties of which the Company participates as a joint venture partner.

Depreciation, depletion and amortization (“DD&A”) increased $976,000, or 22%, from 2011 to 2012. The primary reason for this increase is the result of lower natural gas reserves as of the most recent valuation date, December 31, 2012. The decrease in natural gas reserves was primarily the result of lower natural gas prices used to value reserves at December 31, 2012 as compared to the prior comparable valuation date. The lower natural gas prices contributed to reducing the average economic life of the Company’s oil and gas properties as compared to their prior valuation date. The effect lower natural gas reserves had on DD&A was offset somewhat by less production volumes in 2012 as compared to 2011.

Accretion expense increased $438,000, or 98%, from 2011 to 2012. The primary reason for this increase is the result of decreases to economic lives of many of the Company’s oil and gas properties resulting from lower natural gas reserves as of the most recent valuation date, December 31, 2012. Present value measurement is used to report the asset retirement obligations of the Company. As time passes and asset retirement dates approach, the present value of the expected future liability will increase along with the reported amount of the asset retirement obligations.

Write down/impairment and abandonment of oil and gas properties increased $494,000, or 102%, from 2011 to 2012. In recent years, the Company had expanded its drilling and development geographically into western Pennsylvania, an area in which it previously had only minimal activity. The drilling and development in this area was conducted through a joint venture with another oil and gas operator with which the Company had previous experience. During 2007 and 2008, the Company invested more than $15 million in western Pennsylvania through this venture. The results were less than expected and since 2008 the Company has ceased investing in this venture. The combination of development costs exceeding estimates and disappointing results in this venture has caused the Company to record $779,000 of non-cash impairment write downs during 2012 that was directly attributable to these western Pennsylvania properties, which represents 80% of the total write down/impairment and abandonment of oil and gas properties incurred during 2012.

General and administrative expenses increased $558,000, or 23%, from 2011 to 2012. The primary reasons for this increase are due to higher overhead expenses associated with ongoing administration and the implementation of a new defined benefit plan for the Company’s employees. Specific categories of expenses that have increased during 2012 as compared to the prior comparable period include accounting and auditing, legal, consulting, filing fees, employee health and retirement benefits, printing, telephone and state and local taxes.

The Company recognized gain on sale of deep rights of $39.1 million during 2012 in association with the Dispositions as further described under “Sale of Deep Rights”, herein. The Company had no sales of deep rights in 2011.

The Company recognized income taxes of $2.8 million during 2012, an increase of $2.7 million from the prior comparable period. The primary reason for the substantial increase is the result of additional federal income taxes in relation to EEI’s interest in the Dispositions. The effect of additional federal income taxes is offset somewhat by a deferred income tax benefit recognized in association with temporary book-to-tax differences related to the recognition of revenues derived from EEI’s share of the Contingent Leases. The Company is not a tax paying entity, and the net taxable income or loss, other than the taxable income or loss attributable to EEI, is allocated directly to its respective partners.

The Company reported net income of $38.1 million during 2012, an increase of $27.7 million, or 266%, from the prior comparable period. The primary reason for the increase is the result of the gain on sale of seep rights, offset somewhat by the decrease in oil and gas sales, increases to various costs of revenues such as DD&A, accretion expense, write down/impairment and abandonment of oil and gas properties and general and administrative expense, and the increase in income tax expense. Net income represented 234% and 45% of total revenues during the years ended December 31, 2012 and 2011, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $5.5 million and $4.5 million for the years ended December 31, 2012 and 2011, respectively.

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

Revenue Recognition. The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2012 or 2011. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned crude oil and natural gas properties. Each owner, including the Company, has an undivided interest in the jointly owned property(ies). Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. The Company receives reimbursement of administrative costs associated with preparation, drilling and development of jointly owned crude oil and natural gas properties from certain joint venture partners. Accounts and notes receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees. Accounts payable to joint venture partners consist principally of deposits received from joint venture partners for drilling and development costs not yet incurred. The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

Commodity Pricing, Risk Management Activities and Inflation

The Company’s revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and crude oil. Declines in oil and gas prices may have a material adverse effect on the Company’s financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that the Company can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on the Company’s future financial results. In particular, substantially lower prices would significantly reduce revenue and could potentially trigger impairment under generally accepted accounting principles. Because the Company’s reserves are predominantly natural gas, changes in natural gas prices may have a more significant impact on our financial results.

The majority of the Company’s production is sold at market responsive prices. Generally, if the related commodity index falls, the price received for the Company’s production will also decline. Therefore, the amount of revenue the Company realizes is partially determined by factors beyond the Company’s control. However, management has in recent years and may in the future mitigate this price risk on a portion of the Company’s anticipated production by shutting-in wells during certain periods of depressed natural gas prices in an attempt to hold production for the future when natural gas prices have recovered. Under this arrangement, there is also a risk that natural gas prices will not recover and that the production of future volumes will be sold at the same depressed or potentially further depressed natural gas prices.

While the cost of operations is affected by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2013, $89.35 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2012 was $3.63, a decrease of $1.67 as compared to 2011. The Company’s average price of natural gas during 2011 was $5.30, a decrease of $1.62 as compared to 2010. The Company’s average price of natural gas during 2010 was $6.92, a decrease of $.58 as compared to 2009. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2013 at $3.43 per MCF. The Company’s natural gas is currently sold under short-term contracts where the price is determined using current NYMEX prices. The Company at times will lock-in a monthly price for certain volume commitments over certain time periods. Excess natural gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows decreasing from $133.5 million at December 31, 2007 to $88.6 million at December 31, 2008, decreasing to $49.7 million at December 31, 2009, increasing to $61.2 million at December 31, 2010, decreasing to $60.6 million at December 31, 2011, and decreasing to $33.5 million at December 31, 2012.

The Company’s Standardized Measure of Discounted Future Net Cash Flows decreased by $27.0 million from December 31, 2011 to December 31, 2012. A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached pages F-1 to F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

EVERFLOW EASTERN PARTNERS, L. P.

2012 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L.P.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L.P. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, partners’ equity, and cash flows for the years then ended. Everflow Eastern Partners, L.P.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L.P. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maloney + Novotny LLC

Cleveland, Ohio

March 27, 2013

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
CURRENT ASSETS
Cash and equivalents	$25,397,117	$21,257,450
Accounts receivable:
Production	2,260,340	3,301,508
Joint venture partners	22,150	39,548
Deferred income taxes	509,000	—
Employees’ notes receivable	95,349	120,226
Other	126,531	126,531

Total current assets	28,410,487	24,845,263
PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,044,579	174,450,678
Pipeline and support equipment	666,667	654,273
Corporate and other	2,049,315	2,020,760

	176,760,561	177,125,711
Less accumulated depreciation, depletion, amortization and write down	142,187,705	136,224,821

	34,572,856	40,900,890
OTHER ASSETS
Employees’ notes receivable	176,118	327,600
Other	159,599	77,546

	335,717	405,146

	$63,319,060	$66,151,299

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Deferred revenue	$2,705,135	$1,000,000
Accounts payable	2,225,433	1,886,138
Accrued expenses	1,432,232	1,023,197

Total current liabilities	6,362,800	3,909,335
JOINT VENTURE PARTNER ADVANCES	725,760	—
DEFERRED INCOME TAXES	234,000	259,000
ASSET RETIREMENT OBLIGATIONS	6,692,744	5,823,467
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized – 8,000,000 Units
Issued and outstanding – 5,611,715 and 5,616,422 Units, respectively	48,721,208	55,496,494
GENERAL PARTNER’S EQUITY	582,548	663,003

Total partners’ equity	49,303,756	56,159,497

	$63,319,060	$66,151,299

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012 and 2011

	2012	2011
REVENUES
Oil and gas sales	$15,654,740	$22,304,695
Well management and operating	573,183	606,388
Other	15,230	5,120

Total revenues	16,243,153	22,916,203
DIRECT COST OF REVENUES
Production costs	4,068,909	4,402,647
Well management and operating	318,426	309,559
Depreciation, depletion and amortization	5,471,203	4,495,559
Accretion expense	885,623	447,926
Write down/impairment and abandonment of oil and gas properties	980,021	486,022

Total direct cost of revenues	11,724,182	10,141,713
GENERAL AND ADMINISTRATIVE EXPENSE	2,953,042	2,394,622

Total cost of revenues	14,677,224	12,536,335

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	1,565,929	10,379,868
GAIN ON SALE OF DEEP RIGHTS	39,148,059	—

INCOME FROM OPERATIONS	40,713,988	10,379,868
OTHER INCOME
Interest income	98,625	75,839
Gain on sale of property and equipment	21,868	24,065

	120,493	99,904

INCOME BEFORE INCOME TAXES	40,834,481	10,479,772
INCOME TAX EXPENSE (BENEFIT)
Current	3,294,901	120,276
Deferred	(534,000)	(25,000)

	2,760,901	95,276

NET INCOME	$38,073,580	$10,384,496

Allocation of Partnership Net Income
Limited Partners	$37,623,908	$10,261,926
General Partner	449,672	122,570

	$38,073,580	$10,384,496

Net income per unit	$6.70	$1.83

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2012 and 2011

	2012	2011
PARTNERS’ EQUITY – JANUARY 1	$56,159,497	$58,585,488
Net income	38,073,580	10,384,496
Quarterly cash distributions ($1.75 per unit in 2012 and $2.25 per unit in 2011)	(9,942,065)	(12,790,365)
Special distributions (see Note 10)	(34,948,235)	—
Repurchase and retirement of Units	(78,042)	(40,244)
Options exercised	39,021	20,122

PARTNERS’ EQUITY – DECEMBER 31	$49,303,756	$56,159,497

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,073,580	$10,384,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,556,571	4,580,351
Accretion expense	885,623	447,926
Write down/impairment and abandonment of oil and gas properties	980,021	486,022
Gain on sale of deep rights	(39,148,059)	—
Gain on sale of property and equipment	(21,868)	(24,065)
Deferred income taxes	(534,000)	(25,000)
Changes in assets and liabilities:
Accounts receivable	1,058,566	1,130,817
Other current assets	—	243,729
Other assets	(82,053)	—
Accounts payable	395,095	(561,923)
Accrued expenses	347,454	(6,923)
Joint venture partner advances	725,760	—

Total adjustments	(29,836,890)	6,270,934

Net cash provided by operating activities	8,236,690	16,655,430
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from employees’ notes receivables	187,846	289,646
Advances disbursed to employees	(11,487)	(86,002)
Proceeds from deferred revenue	2,705,135	—
Purchase of property and equipment	(400,427)	(2,513,013)
Proceeds from sale of deep rights and property and equipment	38,351,231	60,770

Net cash provided (used) by investing activities	40,832,298	(2,248,599)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(44,890,300)	(12,790,365)
Repurchase and retirement of Units	(78,042)	(40,244)
Options exercised	39,021	20,122

Net cash used by financing activities	(44,929,321)	(12,810,487)

NET INCREASE IN CASH AND EQUIVALENTS	4,139,667	1,596,344
CASH AND EQUIVALENTS – JANUARY 1	21,257,450	19,661,106

CASH AND EQUIVALENTS – DECEMBER 31	$25,397,117	$21,257,450

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$3,292,536	$128,558

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.	Organization – Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or the “Programs”).

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

B.	Principles of Consolidation – The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

C.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates impacting the Company’s financial statements include revenue and expense accruals and oil and gas reserve quantities. In the oil and gas industry, and especially as related to the Company’s natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product. Consequently, accounts receivable from production and oil and gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in subsequent period’s financial results. As is typical in the oil and gas industry, a significant portion of the Company’s accounts receivable from production and oil and gas sales consists of unbilled receivables. Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of oil and gas wells and also impact the timing and costs associated with asset retirement obligations. The Company’s estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company’s results of operations and financial position.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

D.	Fair Value of Financial Instruments – The fair values of cash and equivalents, accounts and notes receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company’s long-term obligations approximate their fair value. In accordance with generally accepted accounting principles, rates available to the Company at the balance sheet dates are used to estimate the fair value of existing obligations.

E.	Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $725,760 of joint venture partner advances at December 31, 2012, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

F.	Property and Equipment – The Company uses the successful efforts method of accounting for oil and gas exploration and production activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells and related asset retirement costs are capitalized. Costs of development wells (on properties the Company has no further interest in) that do not find proved reserves and geological and geophysical costs are expensed. The Company has not participated in exploratory drilling and owns no interest in unproved properties.

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $5,416,318 and $4,446,311 during 2012 and 2011, respectively.

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

costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company’s independent reserve engineer’s estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value as the properties’ discounted estimated future net cash flows. The Company wrote down oil and gas properties by $980,021 and $486,022 during 2012 and 2011, respectively, to provide for impairment and abandonment on certain of its oil and gas properties.

Additions to proved properties include changes to accounts payable related to property and equipment (see Note 2), and asset retirement obligations (see Note 1.G).

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment – 10 to 15 years, other corporate equipment – 3 to 7 years, other corporate property – building and improvements with a cost of $1,527,888 – 39 to 40 years). Depreciation on pipeline and support equipment amounted to $54,885 and $49,248 for the years ended December 31, 2012 and 2011, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $85,368 and $84,792 for the years ended December 31, 2012 and 2011, respectively.

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

The schedule below is a reconciliation of the Company’s liability for the years ended December 31:

	2012	2011
Beginning of period	$6,116,467	$5,661,740
Liabilities incurred	45,235	20,331
Liabilities settled	(50,581)	(13,530)
Accretion expense	885,623	447,926

End of period	$6,996,744	$6,116,467

The current portion of asset retirement obligations of $304,000 and $293,000 at December 31, 2012 and 2011, respectively, is included in accrued expenses in the Company’s consolidated balance sheets.

H.	Revenue Recognition – The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectibility of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2012 or 2011. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

As referred to in Note 4, EEI accounts for income taxes under generally accepted accounting principles, which require income taxes be provided for all items (as they relate to EEI) in the consolidated statements of income regardless of the period when such items are reported for income tax purposes. Therefore, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of certain of EEI’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during the year for each year presented. Average outstanding Units for earnings per Unit calculations amount to 5,614,069 and 5,617,645 in 2012 and 2011, respectively.

K.	Subsequent Events – Everflow paid a dividend in January 2013 of $0.50 per Unit. The distribution amounted to approximately $2,839,000.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

L.	New Accounting Standards – In May 2011, an accounting standard update was issued on “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The update outlines common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The update is effective for interim and annual financial periods beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and it did not have a material impact on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or operations.

Note 2.	Current Liabilities

The Company’s accounts payable and accrued expenses consist of the following at December 31:

	2012	2011
Accounts Payable:
Production and related other	$1,434,657	$1,410,268
Outside Working Interests (see Note 10)	360,874	—
Joint venture partner deposits	44,407	94,138
Drilling	—	55,800
Other	385,495	325,932

	$2,225,433	$1,886,138

Accrued Expenses:
Payroll and retirement contributions	$1,019,532	$653,697
Current portion of asset retirement obligations	304,000	293,000
Federal, state and local taxes	108,700	76,500

	$1,432,232	$1,023,197

Related to the Disposition as further described in Note 10, the Company recognized a $1 million deposit as deferred revenue in the consolidated balance sheet at December 31, 2011. Deferred revenue of $2,705,135 is recognized in the Company’s consolidated balance sheet at December 31, 2012 in association with funds held for Contingent Leases as further described in Note 10.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent unitholders offer Units to Everflow for repurchase pursuant to the repurchase right. The repurchase right entitles any unitholder, between May 1 and June 30 of each year, to notify Everflow that the unitholder elects to exercise the repurchase right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the repurchase right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable repurchase right is to be effective less all interim cash distributions received by a unitholder. The adjusted book value is calculated by adding partners’ equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the repurchase right is to be effective, the investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the repurchase right, based upon the December 31, 2012 calculation, is estimated to be $4.92 per Unit, net of the distributions made in January 2013 ($0.50 per Unit) and expected to be made in April 2013 ($0.50 per Unit).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity (Continued)

Units repurchased pursuant to the repurchase right for the three years ended December 31, 2012, are as follows:

	Per Unit
Year	Calculated Price for Repurchase Right	Less Interim Distributions	Net Price Paid	# of Units Repurchased	Units Outstanding Following Repurchase
2010	$7.86	$1.00	$6.86	5,968	5,615,883
2011	$9.23	$1.00	$8.23	4,890	5,613,977
2012	$9.17	$0.88	$8.29	9,414	5,607,008

At June 29, 2012 and June 30, 2011, the Company granted a total of 4,707 and 2,445 options, respectively, to two officers and one employee, all of which were exercised on the same date (see Note 7). There were 5,611,715 and 5,616,422 Units outstanding on June 30, 2012 and 2011, respectively, after the exercise of these options.

There were no instruments outstanding at December 31, 2012 or 2011 that would potentially dilute net income per Unit.

Note 4.	Provision for Income Taxes

A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

	Year Ended December 31,
	2012		2011
	Amount	%	Amount	%
Provision based on the statutory rate	$13,884,000	34.0	$3,563,000	34.0
Tax effect of:
Non-taxable status of the Programs and Everflow	(11,136,000)	(27.3)	(3,427,000)	(32.7)
Excess statutory depletion	(60,000)	(0.1)	(79,000)	(0.8)
Graduated tax rates, permanent differences between book and tax items, tax credits and other – net	72,901	0.2	38,276	0.4

Total	$2,760,901	6.8	$95,276	0.9

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Provision for Income Taxes (Continued)

As referred to in Note 1, EEI accounts for current and deferred income taxes under the provisions of generally accepted accounting principles. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI’s proved properties and deferred revenue. At December 31, 2012 and 2011, these deferred tax items resulted in deferred tax assets of $509,000 and $0, respectively, and deferred tax liabilities of $234,000 and $259,000, respectively. The Company does not believe a valuation allowance for deferred tax assets to be necessary at December 31, 2012.

Note 5.	Retirement Plans

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees’ contributions to the Defined Contribution Plan as annually determined by EMC’s Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC’s Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company’s total contributions to the Defined Contribution Plan amounted to approximately $260,000 and $214,000 for the years ended December 31, 2012 and 2011, respectively.

In December 2012, the Company implemented a qualified cash balance defined benefit retirement plan covering certain eligible employees (the “Pension Plan”, or the “Plan”). Participants accumulate annual service credits as determined by their participation level according to the plan document and become 100% vested after three years of service, including credits given for prior service. Interest is accrued on these accumulated amounts at an annual rate of 5%. The Pension Plan’s net periodic benefit cost was $290,500 in 2012, resulting in a projected and accumulated benefit obligation of $290,500 at December 31, 2012, all as a result of credited service cost. The vested benefit obligation is determined as the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation or retirement. After Company contributions of $1,000 in 2012, the Pension Plan has a remaining accrued pension liability of $289,500 at December 31, 2012. The entire underfunded amount, which is recognized as accrued expenses in the consolidated balance sheet at December 31, 2012, was funded in January 2013. Plan assets of $1,000 were invested in cash equivalents at December 31, 2012. Benefits of $30,000 are estimated to be paid over the next five years, and benefits of $12,000 are estimated to be paid in the aggregate over the next five years thereafter. Assumptions used in accounting for the net periodic benefit cost include a discount rate of 5% and long-term asset return of 7%.

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

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Related Party Transactions (Continued)

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at December 31, 2012.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At December 31, 2012 and 2011, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2009 to December 2011. Subsequent addendums have been made to extend additional one-year payment terms to certain notes since their original date of issuance. Employee notes receivables, including accrued interest, amounted to $271,467 and $447,826 at December 31, 2012 and 2011, respectively.

Note 7.	Option Repurchase Plan

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to repurchase certain Units to select officers and employees (the “Participants”). The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Plan is designed to align directly the financial interests of the Participants with the financial interests of the Unitholders. On June 29, 2012 and June 30, 2011, the Company granted a total of 4,707 and 2,445 options to two officers and one employee, all of which were exercised on the same date. Compensation expense associated with these grants was not material to the financial statements.

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

Gas sales accounted for 62% and 72% of total oil and gas sales in 2012 and 2011, respectively. Approximate percentages of consolidated oil and gas sales from significant purchasers of production from operated wells for the years ended December 31, 2012 and 2011, respectively, were as follows:

Customer	2012	2011
Dominion Field Services, Inc. (“Dominion”)	29%	35%
Interstate Gas Supply, Inc. (“IGS”)	13	16
Ergon Oil Purchasing, Inc. (“Ergon Oil”)	37	27

	79%	78%

The Company’s production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company’s production accounts receivable is due from the Company’s major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management’s review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2012 and 2011. The Company expects that Dominion, IGS and Ergon Oil will continue to be the only major customers in 2013.

As of December 31, 2012, natural gas purchased by Dominion covers production from approximately 530 gross operated wells, while natural gas purchased by IGS covers production from approximately 240 gross operated wells. Production purchased by Dominion and IGS from operated wells comprise approximately 68% and 70% of the Company’s consolidated natural gas sales in 2012 and 2011, respectively.

The Company has multiple annual contracts with Dominion and IGS (the “Major Gas Purchasers”), which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.32 BCF through October 2014 at various monthly weighted-average pricing provisions averaging $3.81 per MCF.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Commitments and Contingencies

The Company has natural gas delivery commitments to Dominion and IGS, two of its major customers. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase natural gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the gas for redelivery (resale) to its customers.

The Company is holding funds at December 31, 2012 in conjunction with Contingent Leases as further described in Note 10.

Note 10.	Sale of Deep Rights

The Company agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During 2012, the Company sold approximately 30,600 acres in conjunction with the Dispositions, resulting in a Gain on Sale of Deep Rights of $39,148,059.

Included in the acreage sold as part of one of the Dispositions, the Company sold approximately 2,200 acres with leases that contained terms and conditions which would have required the Company to repurchase the acreage if certain claims were made by February 2013 (the “Contingent Leases”). As no such claims have been made, the Company did not recognize gain on the sale of the Contingent Leases until the claim period ending February 2013 had expired. Deferred revenue of $2,705,135 is recognized in the Company’s consolidated balance sheet at December 31, 2012 in association with the funds held for Contingent Leases. Funds held on behalf of the Working Interest Parties, as defined below, for their share of Contingent Leases are included in accounts payable to outside working interests (see Note 2).

A condition of one of the Dispositions is that the Company perpetuate the producing leases from which approximately 28,800 acres of the sold acreage is derived for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at December 31, 2012.

The Company received a $1 million deposit from a purchaser in November 2010 (the “Deposit”) that was credited to the purchaser upon closing of one of the Dispositions in 2012. The Deposit was recognized as deferred revenue in the Company’s consolidated balance sheet at December 31, 2011 and was included in the Gain on Sale of Deep Rights in the Company’s consolidated statement of income for the year ended December 31, 2012.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Sale of Deep Rights (Continued)

In association with the proceeds received from the Dispositions, the Company paid special cash distributions during 2012 of $6.15 per unit to the unitholders, totaling $34,948,235.

The Company also served as an agent for the sale of deep rights acreage owned by other affiliated and non-affiliated parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchasers under the same terms and conditions as the Company’s Dispositions. The Company has recognized accounts payable to outside working interests of $360,874 at December 31, 2012 in association with the funds held for the Working Interest Parties (see Note 2).

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

CAPITALIZED COSTS RELATING TO OIL AND GAS

PRODUCING ACTIVITIES

	Years ended December 31,
	2012	2011
Proved oil and gas properties	$174,044,579	$174,450,678
Pipeline and support equipment	666,667	654,273

	174,711,246	175,104,951
Accumulated depreciation, depletion, amortization and write down	141,380,981	135,483,554

Net capitalized costs	$33,330,265	$39,621,397

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2012	2011
Property acquisition costs	$137,105	$96,651
Development costs	97,864	1,929,487

The Company had no purchases of producing oil and gas properties in 2012 or 2011.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND

GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2012	2011
Oil and gas sales	$15,654,740	$22,304,695
Production costs	(4,068,909)	(4,402,647)
Depreciation, depletion and amortization	(5,471,203)	(4,495,559)
Accretion expense	(885,623)	(447,926)
Write down/impairment and abandonment of oil and gas properties	(980,021)	(486,022)

	4,248,984	12,472,541
Income tax expense	60,000	100,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$4,188,984	$12,372,541

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company’s consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil (BBLS)	Gas (MCFS)
Balance, January 1, 2011	631,000	35,332,000
Extensions, discoveries and other additions	17,000	421,000
Production	(70,000)	(3,029,000)
Revision of previous estimates	67,000	435,000

Balance, December 31, 2011	645,000	33,159,000
Production	(65,000)	(2,666,000)
Revision of previous estimates	(1,000)	(4,849,000)

Balance, December 31, 2012	579,000	25,644,000

PROVED DEVELOPED RESERVES:
December 31, 2010	631,000	35,332,000
December 31, 2011	645,000	33,159,000
December 31, 2012	579,000	25,644,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. At December 31, 2012 and 2011, the Company had 724 and 972 net proved undeveloped acres, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $440,200 and $354,700 at December 31, 2012 and 2011, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

NET CASH FLOWS

	December 31,
	2012	2011
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$123,438	$198,322
Future production and development costs	(55,855)	(79,933)
Future asset retirement obligations, net of salvage	(11,661)	(11,623)
Future income tax expense	(1,353)	(2,284)

Future net cash flows	54,569	104,482
Effect of discounting future net cash flows at 10% per annum	(21,026)	(43,920)

Standardized measure of discounted future net cash flows	$33,543	$60,562

CHANGES IN THE STANDARDIZED MEASURE OF

DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2012	2011
	(Thousands of Dollars)
Balance, beginning of year	$60,562	$61,258
Extensions, discoveries and other additions	—	1,605
Development costs incurred	165	700
Revision of quantity estimates	(1,569)	3,617
Sales of oil and gas, net of production costs	(11,586)	(17,902)
Net change in income taxes	489	(7)
Net changes in prices and production costs	(16,234)	1,054
Accretion of discount	6,056	6,126
Other	(4,340)	4,111

Balance, end of year	$33,543	$60,562

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $2.73 and $4.24 at December 31, 2012 and 2011, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $92.25 and $90.81 at December 31, 2012 and 2011, respectively.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2012.

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

Management was responsible for assessing the effectiveness of our internal controls over financial reporting (the “assessment”) beginning with the year ending December 31, 2006 (the “initial assessment”) and annually thereafter as required under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management’s assessment efforts undertaken since and including the initial assessment have been conducted using the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessment and compliance efforts, management has concluded that our internal controls over financial reporting were effective as of December 31, 2012, based on the Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that during 2012 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2013 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company that is co-managed by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes.

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

EEI has continued its separate existence as a holder of interests in many of the same crude oil and natural gas properties that the Company operates. Many personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions are now employed directly by the Company and discharge the same functions on behalf of the Company. EEI has no employees as of March 10, 2013, and has had no employees for at least the past two years. All of EEI’s outstanding shares are owned by the Company.

Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 10, 2013 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC
Thomas L. Korner	59	Chairman of the Board and director	Chairman of the Board and director
Robert F. Sykes	89	Director	Director
Peter H. Sykes	56	None	Director
William A. Siskovic	57	President, Principal Executive Officer and director	President, Principal Executive Officer and director
Brian A. Staebler	38	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

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

William A. Siskovic was appointed to serve as President and Principal Executive Officer of EEI and EMC in January 2010. Prior to this appointment Mr. Siskovic had been a Vice President of EEI since January 1989 and a Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a director of EMC. He had served as Principal Financial and Accounting Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. Mr. Siskovic’s experience as a senior financial executive with EEI and EMC since the Company’s formation provides the Company with a valuable resource and qualifies him for his role as officer and director. He now supervises and oversees all aspects of the Company and EEI’s business, including oil and gas property acquisition, development, operation and marketing. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company. From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm’s oil and gas consulting practice in the Cleveland, Ohio office. From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer. Mr. Siskovic has a Business Administration Degree in Accounting from Cleveland State University, is a current member of the Ohio Oil and Gas Association, and currently serves on the Board of Trustees of the Ohio Oil and Gas Energy Education Program and the Children’s Mental Health Circle of Friends Foundation, a nonprofit organization that serves a counseling center providing behavioral health care services.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2012 were timely made.

ITEM 11.	EXECUTIVE COMPENSATION

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

Overview of 2012 Executive Compensation Components

Components of executive compensation in the 2012 fiscal year for the executive officers of EMC and EEI include the following:

•	base salary

•	annual cash bonuses

•	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2012 are shown in the Summary Compensation Table below.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2012, the Board of Directors set a range of these bonuses between 80% and 150% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2012, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2012, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities. In addition, cash bonuses in 2012 included an amount for the successful completion of the Dispositions described in the section entitled “Sale of Deep Rights” appearing on page 2 herein.

The 2013 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 80% and 150% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

Retirement and Other Benefits

The executive officers are entitled to the same benefits coverage as other employees such as health insurance, life and disability insurance, participation in the Company’s 401(K) plan and newly implemented defined benefit plan, and the reimbursement of ordinary and reasonable business expenses. The executive officers are also provided with additional supplementary life insurance and a Company owned vehicle.

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees. During June 2012 and 2011, the Company granted a total of 3,766 and 1,956 options, respectively, to executive officers. All options granted were exercised during the same month.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2012 and 2011, of those persons who were at December 31, 2012: (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus		Options Awards(1)	All Other Compensation(2)		Total
William A. Siskovic	2012	$120,300	$340,000	(3)	$—	$235,868	(4)	$696,168
President and Principal	2011	$120,200	$147,000		$—	$42,385	(4)	$309,585
Executive Officer
Brian A. Staebler	2012	$108,100	$198,000	(5)	$—	$115,166	(6)	$421,266
Vice President and	2011	$108,150	$87,000		$—	$32,968	(6)	$228,118
Principal Financial and Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2012 or 2011 in excess of $10,000.

(1)	In June 2012 and 2011, the Company issued William A. Siskovic and Brian A. Staebler each 1,883 and 978 options, respectively, to repurchase certain Units at exercise prices of $8.29 per Unit and $8.23 per Unit, respectively. All options granted were exercised on the same date. The value of the options were deemed immaterial and no compensation cost was recognized under FASB ASC Topic 718 for fiscal years 2012 and 2011.
(2)	Includes amounts contributed under the Company’s Defined Contribution Plan in the form of employer-matched contributions and profit sharing contributions, amounts contributed to the Company’s Pension Plan on behalf of the executive officers, and amounts considered taxable wages with respect to personal use of a Company vehicle, the Company’s Group Term Life Insurance Plan, and additional supplemental life insurance. Additional terms of the Defined Contribution Plan and Pension Plan are described in the section entitled “Retirement Plans” appearing on page 39 herein.
(3)	Includes a special cash bonus of $185,000 awarded for the successful completion of the Dispositions as further described in the section entitled “Sale of Deep Rights” appearing on page 2 herein.
(4)	During fiscal years ended December 31, 2012 and 2011, includes $20,000 and $23,660, respectively, contributed under the profit sharing component of the Company’s Defined Contribution Plan, $15,000 contributed by the Company as matching contributions from the Company’s Defined Contribution Plan, $192,053 and $0, respectively, contributed on the officer’s behalf to the Company’s Pension Plan, $2,250 and $2,435, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,565 and $1,290, respectively, considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.
(5)	Includes a special cash bonus of $105,000 awarded for the successful completion of the Dispositions as further described in the section entitled “Sale of Deep Rights” appearing on page 2 herein.
(6)	During fiscal years ended December 31, 2012 and 2011, includes $19,640 and $18,569, respectively, contributed under the profit sharing component of the Company’s Defined Contribution Plan, $15,000 and $11,709, respectively, contributed by the Company as matching contributions from the Company’s Defined Contribution Plan, $76,821 and $0, respectively, contributed on the officer’s behalf to the Company’s Pension Plan, $2,505 and $2,450, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $1,200 and $240, respectively, considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

None of the Named Executive Officers has an employment agreement with the Company.

Outstanding Equity Awards

During June 2012 and 2011, the Company granted a total of 3,766 and 1,956 options, respectively, to executive officers. All options granted were exercised on the same date. There were no outstanding unexercised options as of December 31, 2012 or 2011.

Retirement Plans

The company has a defined contribution plan pursuant to section 401(k) of the internal revenue code for all employees, including officers, who have reached the age of 21 and completed one year of service (the “Defined Contribution Plan”, or the “DC Plan”). The company makes safe harbor contributions and matches employees’ contributions to the Defined Contribution Plan as annually determined by EMC’s board of directors. Additionally, the DC plan has a profit sharing component which provides for contributions to the DC plan at the discretion of EMC’s board of directors. Amounts contributed to the DC plan vest immediately.

In December 2012, the Company implemented a qualified cash balance defined benefit retirement plan covering certain eligible employees, including officers (the “Pension Plan”). Participants accumulate annual service credits as determined by their participation level according to the plan document and become 100% vested after three years of service, including credits given for prior service. Interest is accrued on these accumulated amounts at an annual rate of 5%.

The Defined Contribution Plan and the Pension Plan are further described in Note 5 of the Company’s consolidated financial statements included herein.

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during the 2012 or 2011 fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 10, 2013 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company that is co-managed by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes. The General Partner of the Company owns a 1.18% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2013 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

Name of Holder	Units in Company	Percentage of Units in Company(1)	Percentage Interest in Everflow Management Limited, LLC(2)	Percentage Interest in EMC
Directors and Executive Officers
Robert F. Sykes(3) (director of EMC)	158,634	2.83	*	*
William A. Siskovic (officer and director of EMC)	75,786	1.35	16.6667	16.6667
Thomas L. Korner (Chairman of the Board & director of EMC)	63,696	1.14	16.6667	16.6667
Peter H. Sykes(4) (director of EMC)	41,244	.73	*	*
Brian A. Staebler (officer and director of EMC)	4,100	.07	8.3333	8.3333

	343,460	6.12	41.6667	41.6667
Other Beneficial Owners of > 5% of the Company
David F. Sykes (5)	774,099	13.79	50.0000	50.0000

	1,117,559	19.91	91.6667	91.6667

*	Represents less than one percent.
(1)	Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.18% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).
(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.
(3)	Includes 79,639 Units held by the Robert F. Sykes 2009 Grantor Retained Annuity Trust and 78,995 Units held in the Catherine H. Sykes 2009 Grantor Retained Annuity Trust.
(4)	Includes 41,244 Units held by PHS Associates, a New York limited partnership owned by the family of Peter H. Sykes.
(5)	Includes 732,855 Units, or 13.06% of the Company’s outstanding Units, held by Sykes Associates, LLC, a New York limited liability company located at 60 Brookside Drive, Rochester, NY, 14618 and owned by the four adult children of Robert F. Sykes as members, and 41,244 Units of the Company held by DFS Associates, a New York limited partnership owned by the family of David F. Sykes, who manages Sykes Associates, LLC. David F. Sykes is the son of Robert F. Sykes and is not an officer or director of EMC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. William A. Siskovic made investments in crude oil and natural gas properties during 2012 and 2011 in the amount of $2,689 and $50,946, respectively. Brian A. Staebler made investments in crude oil and natural gas properties during 2012 and 2011 in the amount of $1,345 and $25,473, respectively. Thomas L. Korner made investments in crude oil and natural gas properties during 2012 and 2011 in the amount of $2,689 and $49,783, respectively.

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

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2012 and 2011. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011
Audit fees	$207,986	$163,487
Audit related fees	—	—
Tax fees	9,018	31,238
All other fees	—	—

Total	$217,004	$194,725

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, including Interactive Data Files, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. Tax fees include fees for tax planning and tax advice.

The Company has a policy to assure the independence of its registered public accounting firm. Prior to each fiscal year, the audit committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related and other services were pre-approved for 2012 by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

Page(s)
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets	F-4 - F-5
Consolidated Statements of Income	F-6
Consolidated Statements of Partners’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 - F-26

(a) (2)	Financial Statements Schedules

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

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC General Partner

By:	EVERFLOW MANAGEMENT CORPORATION Managing Member

By:	/s/ Robert F. Sykes	Director	March 28, 2013
Robert F. Sykes

By:	/s/ Peter H. Sykes	Director	March 28, 2013
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 28, 2013
Thomas L. Korner

By:	/s/ William A. Siskovic	President, Principal	March 28, 2013
	William A. Siskovic	Executive Officer and Director

By:	/s/ Brian A. Staebler	Vice President, Secretary-Treasurer, Principal	March 28, 2013
	Brian A. Staebler	Financial and Accounting Officer and Director

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2009	(4)

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 13, 2013 concerning evaluation of oil and gas reserves.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

E-1

Exhibit Index

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-36919).
(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).
(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).
(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).
(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).
(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

E-2