Form 10-Q
period 2013-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2013-05-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There were 5,611,715 Units of limited partnership interest of the registrant as of May 10, 2013. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2013.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$24,112,160	$25,397,117
Accounts and notes receivable:
Production	2,230,471	2,260,340
Employees (including notes receivable)	90,000	95,349
Joint venture partners	22,639	22,150
Deferred income taxes	—	509,000
Other	96,344	126,531

Total current assets	26,551,614	28,410,487
PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,239,008	174,044,579
Pipeline and support equipment	666,667	666,667
Corporate and other	2,049,315	2,049,315

	176,954,990	176,760,561
Less accumulated depreciation, depletion,amortization and write down	143,510,981	142,187,705

	33,444,009	34,572,856
OTHER ASSETS
Employees’ accounts and notes receivable	174,363	176,118
Other	159,599	159,599

	333,962	335,717

	$60,329,585	$63,319,060

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,441,029	$2,225,433
Accrued expenses	547,629	1,432,232
Deferred revenue	—	2,705,135

Total current liabilities	2,988,658	6,362,800
DEFERRED INCOME TAXES	219,000	234,000
JOINT VENTURE PARTNER ADVANCES	755,815	725,760
ASSET RETIREMENT OBLIGATIONS	6,773,444	6,692,744
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized—8,000,000 Units
Issued and outstanding—5,611,715 Units	49,006,706	48,721,208
GENERAL PARTNER’S EQUITY	585,962	582,548

Total partners’ equity	49,592,668	49,303,756

	$60,329,585	$63,319,060

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
REVENUES
Oil and gas sales	$4,149,159	$4,695,858
Well management and operating	156,532	156,133
Other	3,342	3,428

Total revenues	4,309,033	4,855,419
DIRECT COST OF REVENUES
Production costs	1,259,034	1,185,266
Well management and operating	94,510	79,011
Depreciation, depletion and amortization	1,301,776	1,236,845
Accretion expense	78,300	111,400

Total direct cost of revenues	2,733,620	2,612,522
GENERAL AND ADMINISTRATIVE EXPENSE	687,620	776,128

Total cost of revenues	3,421,240	3,388,650

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	887,793	1,466,769
GAIN ON SALE OF DEEP RIGHTS	2,761,705	32,060,532

INCOME FROM OPERATIONS	3,649,498	33,527,301
INTEREST INCOME	12,821	29,511

INCOME BEFORE INCOME TAXES	3,662,319	33,556,812
INCOME TAX EXPENSE (BENEFIT)
Current	40,000	3,362,000
Deferred	494,000	(5,000)

	534,000	3,357,000

NET INCOME	$3,128,319	$30,199,812

Allocation of Partnership Net Income
Limited Partners	$3,091,356	$29,843,282
General Partner	36,963	356,530

	$3,128,319	$30,199,812

Net income per Unit	$0.55	$5.31

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
PARTNERS’ EQUITY—JANUARY 1	$49,303,756	$56,159,497
Net income	3,128,319	30,199,812
Cash distributions ($0.50 per unit in 2013 and 2012)	(2,839,407)	(2,841,760)

PARTNERS’ EQUITY—MARCH 31	$49,592,668	$83,517,549

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,128,319	$30,199,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,323,276	1,257,745
Accretion expense	78,300	111,400
Gain on sale of deep rights	(2,761,705)	(32,060,532)
Deferred income taxes	494,000	(5,000)
Changes in assets and liabilities:
Accounts receivable	29,380	996,655
Other current assets	30,187	(6,781)
Accounts payable	214,066	4,639,180
Accrued expenses	(884,603)	2,816,956
Joint venture partner advances	30,055	186,960

Total adjustments	(1,447,044)	(22,063,417)

Net cash provided by operating activities	1,681,275	8,136,395
CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	23,376	34,425
Advances disbursed to employees	(16,272)	(6,459)
Proceeds from deferred revenue	—	2,690,682
Proceeds from sale of deep rights and property and equipment	—	31,858,623
Purchase of property and equipment	(133,929)	(179,487)

Net cash (used) provided by investing activities	(126,825)	34,397,784
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,839,407)	(2,841,760)

Net cash used by financing activities	(2,839,407)	(2,841,760)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,284,957)	39,692,419
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	25,397,117	21,257,450

CASH AND EQUIVALENTS AT END OF PERIOD	$24,112,160	$60,949,869

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$107,932	$73,635

Additions to proved properties reflect changes in accounts payable (see Note 2) and asset retirement obligations (see Note 1.F). Gain on sale of deep rights reflects recognition of previously deferred revenue (see Note 7).

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

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include certain information and all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

B.	Use of Estimates (continued)

in the near term and could significantly impact the Company’s results of operations and financial position.

C.	Organization—Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production. Everflow was formed to consolidate the business and oil and gas properties of Everflow Eastern, Inc. (“EEI”) and subsidiaries and the oil and gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or the “Programs”).

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML are Everflow Management Corporation (“EMC”); two individuals who are officers and directors of EEI and employees of Everflow; one individual who is the Chairman of the Board of EEI; one individual who is an employee of Everflow; and one private limited liability company founded by an individual who is a director of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML. EML holds no assets other than its general partner’s interest in Everflow. In addition, EML has no separate operations or role apart from its role as the Company’s general partner.

D.	Principles of Consolidation—The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of March 31, 2013 and December 31, 2012, cash and equivalents include $755,815 and $725,760, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations—GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2013 and 2012:

	Asset Retirement Obligations Three Months Ended March 31,
	2013	2012
Beginning of period	$6,996,744	$6,116,467
Liabilities incurred	2,400	—
Accretion expense	78,300	111,400

End of period	$7,077,444	$6,227,867

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition—The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2013 and December 31, 2012. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

I.	Allocation of Income and Per Unit Data—Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and will change in the future due to Unitholders electing to exercise the Repurchase Right and select officers and employees electing to exercise options (see Note 3).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,611,715 and 5,616,422 for the three months ended March 31, 2013 and 2012, respectively.

J.	Subsequent Events—Everflow paid a quarterly cash distribution in April 2013 of $0.50 per Unit. The distribution amounted to approximately $2,839,000.

K.	New Accounting Standards—The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Accounts Payable:
Production and related other	$1,452,802	$1,434,657
Other	415,897	385,495
Outside Working Interests (see Note 7)	304,303	360,874
Joint venture partner deposits	209,927	44,407
Proved properties	58,100	—

	$2,441,029	$2,225,433

Accrued Expenses:
Current portion of asset retirement obligations	$304,000	$304,000
Payroll and retirement contributions	171,629	1,019,532
Federal, state and local taxes	72,000	108,700

	$547,629	$1,432,232

The Company recognized $2,705,135 as deferred revenue in the consolidated balance sheet at December 31, 2012 in association with funds held for Contingent Leases as further described in Note 7.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the Repurchase Right, based upon the December 31, 2012 calculation, is $4.92 per Unit, net of the distributions made in January 2013 ($0.50 per Unit) and April 2013 ($0.50 per Unit).

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

There were no instruments outstanding at March 31, 2013 or 2012 that would potentially dilute net income per Unit.

Note 4.	Gas Purchase Agreements

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), many of which were entered into during the three month period ended March 31, 2013, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.94 BCF through October 2014 at various monthly weighted-average pricing provisions averaging $3.84 per MCF. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

The Company has significant natural gas delivery commitments to its Major Gas Purchasers. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the gas for redelivery (resale) to its customers.

The Company held funds at December 31, 2012 in conjunction with Contingent Leases as further described in Note 7.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at March 31, 2013.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At March 31, 2013 and December 31, 2012, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2009 to December 2011. Subsequent addenda have been made to extend additional one-year payment terms to certain notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2013), amounted to $264,363 and $271,467 at March 31, 2013 and December 31, 2012, respectively.

Note 7.	Sale of Deep Rights

In recent years, the Company had agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser that closed at various times throughout 2012 (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During the three months ended March 31, 2012, the Company sold approximately 28,000 acres in conjunction with one of the Dispositions, resulting in a gain on sale of deep rights, net of $665,000 of accrued administrative costs, of $32,060,532.

Included in the acreage sold as part of one of the Dispositions, the Company sold approximately 2,200 acres with leases that contained terms and conditions which would have required the Company to repurchase the acreage if certain claims were made by February 2013 (the “Contingent Leases”). The Company did not recognize gain on sale of the Contingent Leases until the claim period ending February 2013 had expired, with no claims having been made. Deferred revenue of $2,705,135 is recognized in the Company’s consolidated balance sheet at December 31, 2012 in association with the funds held for Contingent Leases. Gain on sale of deep rights of $2,761,705 recognized during the three month period ended March 31, 2013 includes funds previously recognized as deferred revenue. Deferred income tax expense of $509,000 was also recognized during the three months ended March 31, 2013 in conjunction with revenues recognized from expired contingencies.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Sale of Deep Rights (continued)

A condition of one of the Dispositions is that the Company perpetuate the producing leases, for a minimum period of five years, from which approximately 28,800 acres of the total 2012 acreage was sold. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at March 31, 2013 or December 31, 2012.

The Company also served as an agent for the sale of deep rights acreage owned by other affiliated and non-affiliated parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchasers under the same terms and conditions as the Company’s Dispositions. The Company has recognized accounts payable to outside working interests of $304,303 and $360,874 at March 31, 2013 and December 31, 2012, respectively, in association with the funds held for the Working Interest Parties, including funds held for their share of Contingent Leases (see Note 2).

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of Deep Rights

In recent years, the Company had agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During the three months ended March 31, 2012, the Company sold approximately 28,000 acres in conjunction with the Dispositions, resulting in a gain on sale of deep rights of approximately $32.1 million.

Included in the acreage sold as part of one of the Dispositions, the Company sold approximately 2,200 acres with leases that contained terms and conditions which would have required the Company to repurchase the acreage if certain claims were made by February 2013 (the “Contingent Leases”). The Company did not recognize gain on sale of the Contingent Leases until the claim period ending February 2013 had expired, with no claims having been made. Deferred revenue of $2.7 million as recognized in the Company’s consolidated balance sheet at December 31, 2012 in conjunction with the Contingent Leases was recognized as gain on sale of deep rights during the three month period ending March 31, 2013.

The gains from the Dispositions significantly affected the Company’s results for the three month period ending March 31, 2012 and to a lesser extent the three month period ending March 31, 2013. The majority of the proceeds received from the Dispositions during the three months ended March 31, 2012 were subsequently used to pay a special distribution to the Unitholders.

The Company’s sales of deep rights are further described in Note 7 of the Company’s consolidated financial statements included herein.

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$23,563	41%	$22,048	39%
Property and equipment (net)	33,444	58	34,573	61
Other	334	1	336	—

Total	$57,341	100%	$56,957	100%

Deferred income taxes	$219	—%	$234	—%
Long-term liabilities	7,529	13	7,419	13
Partners’ equity	49,593	87	49,304	87

Total	$57,341	100%	$56,957	100%

Working capital of $23.6 million as of March 31, 2013 represented an increase of $1.5 million from December 31, 2012, due primarily to decreases in deferred revenue and accrued expenses, offset somewhat by decreases to cash and equivalents and deferred income tax assets. The decrease in deferred revenue is the result of no claims having been made on the Contingent Leases by the expiration date. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2012 having been paid during the three months ended March 31, 2013. The decrease in cash and equivalents is primarily the result of cash used by investing and financing activities exceeding cash provided by operating activities during the three months ended March 31, 2013. The decrease in deferred income tax assets is primarily the result of a deferred income tax asset being exhausted in conjunction with the revenue recognition of the Contingent Leases.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2013. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $2.8 million in April 2013.

The Company’s cash flow from operations before the change in regular operational working capital, which excludes the effects of the Disposition, was $2.3 million, a decrease of $5.4 million, or 70%, during the three months ended March 31, 2013, as compared to the comparable period in 2012. Changes in regular operational working capital other than cash and equivalents decreased cash by $700,000 during the three months ended March 31, 2013 due primarily to a decrease in accrued expenses, offset somewhat by an increase to accounts payable.

Cash flows provided by operating activities was $1.7 million for the three months ended March 31, 2013. Cash flows provided by operating activities and existing cash and equivalents were used primarily to pay a quarterly distribution.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the 2013 repurchase right and the payment of quarterly distributions.

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), many of which were entered into during the three month period ended March 31, 2013, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.94 BCF through October 2014 at various monthly weighted-average pricing provisions averaging $3.84 per MCF. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2013 and 2012. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2013	2012
Revenues:
Oil and gas sales	96%	97%
Well management and operating	4	3

Total revenues	100%	100%
Expenses:
Production costs	29	24
Well management and operating	2	2
Depreciation, depletion and amortization	30	25
Accretion expense	2	2
General and administrative	16	16

Total expenses	79%	69%
Gain on sale of deep rights	64	660
Income taxes	(12)	(69)

Net income	73%	622%

Revenues for the three months ended March 31, 2013 decreased $500,000, or 11%, as compared to the prior comparable period. This decrease was primarily due to a decrease in oil and gas sales during the first three months of 2013, as compared to the prior comparable period.

Oil and gas sales decreased $500,000, or 12%, during the three months ended March 31, 2012 as compared to prior comparable period. The primary reasons for this decrease were lower natural gas and crude oil prices received and less natural gas and crude oil volumes produced during the three month period ended March 31, 2013 as compared to the prior comparable period. Less production volumes from the three month period ended March 31, 2013 as compared to the prior comparable period were primarily the result of operated properties being voluntarily shut-in during the three month period ended March 31, 2013 that were not shut-in during the prior comparable period.

Production costs increased $74,000, or 6%, during the three month period ended March 31, 2013 as compared to the prior comparable period. This increase was primarily the result of additional ad valorem taxes as well as additional repairs required for various sales lines and meters on operated properties during the three month period ending March 31, 2013 as compared to the prior comparable period.

Depreciation, depletion and amortization increased $65,000, or 5%, during the three months ended March 31, 2013 as compared to the prior comparable period. The primary reason for this increase is the result of lower crude oil and natural gas reserves. The decrease in crude oil and natural gas reserves is primarily the result of lower benchmark crude oil and natural gas prices indexed throughout 2012 as compared to benchmark prices indexed throughout 2011. The lower 2012 benchmark prices were used to value reserves at December 31, 2012, the most recent valuation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2011, the prior valuation date.

Accretion expense decreased $33,000, or 30%, during the three months ended March 31, 2013 as compared to the prior comparable period. The primary reason for this decrease was the result of more asset retirement obligations being fully accreted at January 1, 2013 as compared to January 1, 2012, which resulted in less discounted asset retirement obligations available to accrete during the three month period ended March 31, 2013 as compared to the prior comparable period.

General and administrative expenses decreased $89,000, or 11%, during the three months ended March 31, 2013 as compared to the prior comparable period. The primary reasons for this decrease are due to decreases in administrative costs incurred relative to the Dispositions and less commercial activities taxes incurred during the three month period ending March 31, 2013 as compared to the prior comparable period.

The Company recognized a gain on sale of deep rights of $2.8 million and $32.1 million during the three month periods ended March 31, 2013 and 2012, respectively, in association with the Dispositions as further described under “Sale of Deep Rights”, herein.

Income tax expenses were $500,000 and $3.4 million during the three month periods ended March 31, 2013 and 2012, respectively. Income tax expenses incurred during the three months ended March 31, 2013 consisted primarily of deferred income taxes associated with revenue recognized in conjunction with the Contingent Leases. Income tax expenses incurred during the three months ended March 31, 2012 consisted primarily of federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Dispositions.

The Company reported net income of $3.1 million during the three months ended March 31, 2013, a decrease of $27.1 million from the prior comparable period amount of $30.2 million. The primary reason for the decrease is the result of the $29.3 million decrease in gain on sale of deep rights, offset somewhat by the decrease in income tax expenses. Net income represented 73% and 622% of total revenues during the three months ended March 31, 2013 and 2012, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2012, for a more complete understanding of the matters covered by such certifications.

(b) Changes in internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6.	EXHIBITS

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

May 13, 2013	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)