Form 10-Q
period 2013-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2013-08-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

There were 5,606,985 Units of limited partnership interest of the registrant as of August 10, 2013. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2013.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$23,363,455	$25,397,117
Accounts and notes receivable:
Production	2,538,003	2,260,340
Employees (including notes receivable)	90,000	95,349
Joint venture partners	16,707	22,150
Deferred income taxes	—	509,000
Other	96,344	126,531

Total current assets	26,104,509	28,410,487

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,297,612	174,044,579
Pipeline and support equipment	666,667	666,667
Corporate and other	2,092,582	2,049,315

	177,056,861	176,760,561

Less accumulated depreciation, depletion, amortization and write down	144,915,624	142,187,705

	32,141,237	34,572,856

OTHER ASSETS
Employees’ accounts and notes receivable	145,467	176,118
Other	162,631	159,599

	308,098	335,717

	$58,553,844	$63,319,060

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,061,581	$2,225,433
Accrued expenses	643,370	1,432,232
Deferred revenue	—	2,705,135

Total current liabilities	2,704,951	6,362,800

DEFERRED INCOME TAXES	204,000	234,000

JOINT VENTURE PARTNER ADVANCES	768,166	725,760

ASSET RETIREMENT OBLIGATIONS	6,851,744	6,692,744

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,606,985 and 5,611,715 Units, respectively	47,457,071	48,721,208

GENERAL PARTNER’S EQUITY	567,912	582,548

Total partners’ equity	48,024,983	49,303,756

	$58,553,844	$63,319,060

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Oil and gas sales	$4,178,516	$3,270,237	$8,327,675	$7,966,095
Well management and operating	157,376	134,868	313,908	291,001
Other	2,698	4,425	6,040	7,853

Total revenues	4,338,590	3,409,530	8,647,623	8,264,949

DIRECT COST OF REVENUES
Production costs	897,080	1,166,095	2,156,114	2,351,361
Well management and operating	94,995	60,877	189,505	139,888
Depreciation, depletion and amortization	1,434,918	1,280,399	2,736,694	2,517,244
Accretion expense	78,300	113,300	156,600	224,700

Total direct cost of revenues	2,505,293	2,620,671	5,238,913	5,233,193

GENERAL AND ADMINISTRATIVE EXPENSE	525,557	520,519	1,213,177	1,296,647

Total cost of revenues	3,030,850	3,141,190	6,452,090	6,529,840

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	1,307,740	268,340	2,195,533	1,735,109

GAIN ON SALE OF DEEP RIGHTS	—	56,431	2,761,705	32,116,963

INCOME FROM OPERATIONS	1,307,740	324,771	4,957,238	33,852,072

INTEREST INCOME	12,252	33,771	25,073	63,282

INCOME BEFORE INCOME TAXES	1,319,992	358,542	4,982,311	33,915,354

INCOME TAX EXPENSE (BENEFIT)
Current	40,000	30,000	80,000	3,392,000
Deferred	(15,000)	(5,000)	479,000	(10,000)

	25,000	25,000	559,000	3,382,000

NET INCOME	$1,294,992	$333,542	$4,423,311	$30,533,354

Allocation of Partnership Net Income
Limited Partners	$1,279,691	$329,604	$4,371,047	$30,172,886
General Partner	15,301	3,938	52,264	360,468

	$1,294,992	$333,542	$4,423,311	$30,533,354

Net income per unit	$0.23	$0.06	$0.78	$5.37

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
PARTNERS’ EQUITY - JANUARY 1	$49,303,756	$56,159,497

Net income	4,423,311	30,533,354

Quarterly cash distributions ($1.00 per unit in 2013 and $0.88 per unit in 2012)	(5,678,813)	(5,001,498)

Special Distribution (see Note 8)	—	(28,417,600)

Repurchase Right - Units tendered	(46,543)	(78,042)

Option Repurchase Plan - options exercised	23,272	39,021

PARTNERS’ EQUITY - JUNE 30	$48,024,983	$53,234,732

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,423,311	$30,533,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,781,094	2,559,244
Accretion expense	156,600	224,700
Gain on sale of deep rights	(2,761,705)	(32,116,963)
Deferred income taxes	479,000	(10,000)
Changes in assets and liabilities:
Accounts receivable	(272,220)	1,649,843
Other current assets	30,187	—
Other assets	(3,032)	—
Accounts payable	(153,825)	577,245
Accrued expenses	(788,862)	2,923,865
Joint venture partner advances	42,406	657,178

Total adjustments	(490,357)	(23,534,888)

Net cash provided by operating activities	3,932,954	6,998,466

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	56,477	134,599
Advances disbursed to employees	(20,477)	(17,215)
Proceeds from deferred revenue	—	2,690,682
Proceeds from sale of deep rights and property and equipment	—	31,250,054
Purchase of property and equipment	(347,075)	(162,066)

Net cash (used) provided by investing activities	(311,075)	33,896,054

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(5,678,813)	(33,419,098)
Proceeds from options exercised	23,272	39,021

Net cash used by financing activities	(5,655,541)	(33,380,077)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,033,662)	7,514,443

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	25,397,117	21,257,450

CASH AND EQUIVALENTS AT END OF PERIOD	$23,363,455	$28,771,893

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$177,932	$114,635

Additions to proved properties reflect changes in asset retirement obligations (see Note 1.F). The repurchase of Units is included in accounts payable (See Notes 2 and 3). Gain on sale of deep rights reflects recognition of previously deferred revenue (see Note 8).

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of June 30, 2013 and December 31, 2012, cash and equivalents include $768,166 and $725,760, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2013 and 2012:

	Asset Retirement Obligations
	Six Months Ended June 30,
	2013	2012
Beginning of period	$6,996,744	$6,116,467
Liabilities incurred	2,400	—
Accretion expense	156,600	224,700

End of period	$7,155,744	$6,341,167

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2013 and December 31, 2012. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,611,715 and 5,616,422 for the three and six months ended June 30, 2013 and 2012, respectively.

J.	Subsequent Events - Everflow paid a cash distribution in July 2013 of $0.50 per Unit. The distribution amounted to approximately $2,837,000.

K.	New Accounting Standards – The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Accounts Payable:
Production and related other	$1,571,611	$1,434,657
Other	322,097	385,495
Joint venture partner deposits	121,330	44,407
Repurchase of Units	46,543	—
Outside Working Interests (see Note 8)	—	360,874

	$2,061,581	$2,225,433

Accrued Expenses:
Current portion of asset retirement obligations	$304,000	$304,000
Payroll and retirement plan contributions	291,170	1,019,532
Federal, state and local taxes	48,200	108,700

	$643,370	$1,432,232

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2013 Repurchase Right, based upon the December 31, 2012 calculation, was $4.92 per Unit, net of the distributions made in January 2013 ($0.50 per Unit) and April 2013 ($0.50 per Unit).

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity (continued)

Units repurchased pursuant to the Repurchase Right for each of the last three years are as follows:

	Per Unit
	Calculated				Units Out-
	Price for	Less	Net	# of	standing
	Repurchase	Interim	Price	Units	Following
Year	Right	Distributions	Paid	Repurchased	Repurchase
2011	$9.23	$1.00	$8.23	4,890	5,613,977
2012	$9.17	$0.88	$8.29	9,414	5,607,008
2013	$5.92	$1.00	$4.92	9,460	5,602,255

At June 28, 2013 and June 29, 2012, the Company granted a total of 4,730 and 4,707 options, respectively, to two officers and one employee, of which all were exercised on the same date. There were 5,606,985 and 5,611,715 Units outstanding on June 30, 2013 and 2012, respectively, after the exercise of these options.

In June 2012, the Company paid a Special Distribution as further described in Note 8. The Special Distribution was not considered an interim distribution for purposes of calculating the 2012 Repurchase Right price.

There were no instruments outstanding at June 30, 2013 or 2012 that would potentially dilute net income per Unit.

Note 4.	Gas Purchase Agreements

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), many of which were entered into during the six month period ended June 30, 2013, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.64 BCF through October 2014 at various monthly weighted-average pricing provisions averaging $3.86 per MCF. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at June 30, 2013.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Related Party Transactions (continued)

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At June 30, 2013 and December 31, 2012, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2009 to December 2011. Subsequent addenda have been made to extend additional one-year payment terms to certain notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2013), amounted to $235,467 and $271,467 at June 30, 2013 and December 31, 2012, respectively.

Note 7.	Option Repurchase Plan

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to repurchase certain Units to select officers and employees. The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. At June 28, 2013 and June 29, 2012, the Company granted a total of 4,730 and 4,707 options, respectively, to two officers and one employee, of which all were exercised on the same date. Compensation expense associated with these grants was not material to the financial statements.

Note 8.	Sale of Deep Rights

In recent years, the Company had agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser that closed at various times throughout 2012 (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During the six months ended June 30, 2012, the Company sold approximately 28,000 acres in conjunction with one of the Dispositions, resulting in a gain on sale of deep rights of $32,116,963.

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

Gain on sale of deep rights of $2,761,705 recognized during the six month period ended June 30, 2013 includes funds previously recognized as deferred revenue. Deferred income tax expense of $509,000 was also recognized during the six months ended June 30, 2013 in conjunction with revenues recognized from expired contingencies.

A condition of one of the Dispositions is that the Company perpetuate the producing leases, for a minimum period of five years, from which approximately 28,800 acres of the total 2012 acreage was sold. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at June 30, 2013 or December 31, 2012.

The Company also served as an agent for the sale of deep rights acreage owned by other affiliated and non-affiliated parties (the “Working Interest Parties”). Generally, the Working Interest Parties sold their acreage to the purchasers under the same terms and conditions as the Company’s Dispositions. The Company has recognized accounts payable to outside working interests of $360,874 at December 31, 2012 in association with the funds held for the Working Interest Parties, including funds held for their share of Contingent Leases (see Note 2).

In association with the proceeds received from the Dispositions, the Company paid a special cash distribution in June 2012 of $5.00 per Unit (the “Special Distribution”). The Special Distribution amounted to $28,417,600.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of Deep Rights

In recent years, the Company had agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During the six months ended June 30, 2012, the Company sold approximately 28,000 acres in conjunction with the Dispositions, resulting in a gain on sale of deep rights of approximately $32.1 million.

Included in the acreage sold as part of one of the Dispositions, the Company sold approximately 2,200 acres with leases that contained terms and conditions which would have required the Company to repurchase the acreage if certain claims were made by February 2013 (the “Contingent Leases”). The Company did not recognize gain on sale of the Contingent Leases until the claim period ending February 2013 had expired, with no claims having been made. Deferred revenue of $2.7 million as recognized in the Company’s consolidated balance sheet at December 31, 2012 in conjunction with the Contingent Leases was recognized as gain on sale of deep rights during the six month period ending June 30, 2013.

The gains from the Dispositions significantly affected the Company’s results for the six month period ending June 30, 2012 and to a lesser extent the six month period ending June 30, 2013. The majority of the proceeds received from the Dispositions during the six months ended June 30, 2012 were used to pay a special distribution to the Unitholders in June 2012 of approximately $28.4 million, or $5.00 per unit.

The Company’s sales of deep rights are further described in Note 8 of the Company’s consolidated financial statements included herein.

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$23,400	42%	$22,048	39%
Property and equipment (net)	32,141	58	34,573	61
Other	308	—	336	—

Total	$55,849	100%	$56,957	100%

Deferred income taxes	$204	—%	$234	—%
Long-term liabilities	7,620	14	7,419	13
Partners’ equity	48,025	86	49,304	87

Total	$55,849	100%	$56,957	100%

Working capital of $23.4 million as of June 30, 2013 represented an increase of $1.4 million from December 31, 2012, due primarily to an increase in accounts receivable from production and decreases in deferred revenue and accrued expenses, offset somewhat by decreases to cash and equivalents and deferred income tax assets. The increase in accounts receivable from production is primarily due to higher natural gas prices received. The decrease in deferred revenue is the result of no claims having been made on the Contingent Leases by the expiration date. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2012 having been paid during the six months ended June 30, 2013. The decrease in cash and equivalents is primarily the result of cash used by investing and financing activities exceeding cash provided by operating activities during the six months ended June 30, 2013. The decrease in deferred income tax assets is primarily the result of a deferred income tax asset being exhausted in conjunction with the revenue recognition of the Contingent Leases.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2013. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $2.8 million in July 2013.

The Company’s cash flow from operations before the change in regular operational working capital, which excludes the effects of the Dispositions, was $4.9 million, a decrease of $912,000, or 16%, during the six months ended June 30, 2013, as compared to the comparable period in 2012. Changes in regular operational working capital other than cash and equivalents decreased cash by $900,000 during the six months ended June 30, 2013 due primarily to an increase in accounts receivable from production and a decrease in accrued expenses, offset somewhat by an increase to accounts payable.

Cash flows provided by operating activities was $3.9 million for the six months ended June 30, 2013. Cash flows provided by operating activities and existing cash and equivalents were used primarily to pay two quarterly distributions.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the 2014 repurchase right and the payment of quarterly distributions.

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), many of which were entered into during the six month period ended June 30, 2013, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.64 BCF through October 2014 at various monthly weighted-average pricing provisions averaging $3.86 per MCF. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2013 and 2012. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Oil and gas sales	96%	96%	96%	96%
Well management and operating	4	4	4	4

Total revenues	100%	100%	100%	100%

Expenses:
Production costs	21%	34%	25%	28%
Well management and operating	2	2	2	2
Depreciation, depletion and amortization	33	38	32	31
Accretion expense	2	3	2	3
General and administrative	12	15	14	16

Total expenses	70%	92%	75%	80%

Gain on sale of deep rights	—	2	32	389

Other income	—	1	—	1

Income taxes	—	(1)	(6)	(41)

Net income	30%	10%	51%	369%

Revenues for the three and six month periods ended June 30, 2013 increased $929,000 and $383,000, respectively, as compared to the prior comparable periods. The increases were primarily due to increases in oil and gas sales during the three and six month periods ended June 30, 2013, as compared to the prior comparable periods.

Oil and gas sales increased $908,000, or 28%, during the three month period ended June 30, 2013 as compared to the prior comparable period. Oil and gas sales increased $362,000, or 5%, during the six month period ended June 30, 2013 as compared to the prior comparable period. The primary reasons for these increases were higher natural gas prices received and more natural gas volumes produced during the three and six month periods ended June 30, 2013 as compared to the prior comparable periods. The effect of higher natural gas prices and more natural gas volumes produced were offset somewhat by lower crude oil prices received and less crude oil volumes produced. More natural gas volumes produced during the three and six month periods ended June 30, 2013 as compared to the prior comparable periods were primarily the result of operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2012 that were not shut-in during the current comparable periods.

Production costs decreased $269,000, or 23%, during the three month period ended June 30, 2013 compared to the prior comparable period. Production costs decreased $195,000, or 8%, during the six month period ended June 30, 2013 compared to the prior comparable period. The primary reason for these decreases was due to a one-time charge by a third party operator during the three month period ended June 30, 2012 in association with cumulative costs incurred relative to their operations of various oil and gas properties of which the Company participates as a joint venture partner.

Depreciation, depletion and amortization increased $155,000, or 12%, during the three month period ended June 30, 2013 as compared to the prior comparable period. Depreciation, depletion and amortization increased $219,000, or 9%, during the six month period ended June 30, 2013 as compared to the prior comparable period. The primary reasons for these increases are the result of increased natural gas volumes produced during the three and six month periods ended June 30, 2013 as compared to the prior comparable periods and the result of lower crude oil and natural gas reserves. The decrease in crude oil and natural gas reserves is primarily the result of lower benchmark crude oil and natural gas prices indexed throughout 2012 as compared to benchmark prices indexed throughout 2011. The lower 2012 benchmark prices were used to value reserves at December 31, 2012, the most recent valuation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2011, the prior valuation date.

Accretion expense decreased $35,000, or 31%, during the three month period ended June 30, 2013 as compared to the prior comparable period. Accretion expense decreased $68,000, or 30%, during the six month period ended June 30, 2013 as compared to the prior comparable period. The primary reasons for these decreases was the result of more asset retirement obligations being fully accreted at January 1, 2013 as compared to January 1, 2012, which resulted in less discounted asset retirement obligations available to accrete during the three and six month periods ended June 30, 2013 as compared to the prior comparable periods.

General and administrative expenses decreased $83,000, or 6%, during the six month period ended June 30, 2013 as compared to the prior comparable period. The primary reason for this decrease is due to decreases in various administrative costs incurred relative to the Dispositions during the six month period ended June 30, 2013 as compared to the prior comparable period.

The Company recognized a gain on sale of deep rights of $2.8 million and $32.1 million during the six month periods ended June 30, 2013 and 2012, respectively, in association with the Dispositions as further described under “Sale of Deep Rights”, herein.

Income tax expenses were $559,000 and $3.4 million during the six month periods ended June 30, 2013 and 2012, respectively. Income tax expenses incurred during the six month period ended June 30, 2013 consisted primarily of deferred income taxes associated with revenue recognized in conjunction with the Contingent Leases. Income tax expenses incurred during the six month period ended June 30, 2012 consisted primarily of federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Dispositions.

The Company reported net income of $1.3 million during the three month period ended June 30, 2013, an increase of $961,000 from the prior comparable period amount of $334,000. The primary reason for the increase is the result of higher oil and gas sales and less production costs, offset somewhat by the increase in depreciation, depletion and amortization. The Company reported net income of $4.4 million during the six month period ended June 30, 2013, a decrease of $26.1 million from the prior comparable period amount of $30.5 million. The primary reason for the decrease is the result of the $29.4 million decrease in gain on sale of deep rights, offset somewhat by the decrease in income tax expenses. Net income represented 30% and 10% of total revenues during the three month periods ended June 30, 2013 and 2012, respectively, and 51% and 369% of total revenues during the six month periods ended June 30, 2013 and 2012, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

August 13, 2013	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)