Form 10-Q
period 2013-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2013-11-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

There were 5,606,985 Units of limited partnership interest of the registrant as of November 10, 2013. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2013.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$23,245,785	$25,397,117
Accounts and notes receivable:
Production	2,428,753	2,260,340
Employees (including notes receivable)	90,000	95,349
Joint venture partners	17,822	22,150
Deferred income taxes	—	509,000
Other	94,288	126,531

Total current assets	25,876,648	28,410,487
PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	175,033,808	174,044,579
Pipeline and support equipment	666,667	666,667
Corporate and other	2,092,582	2,049,315

	177,793,057	176,760,561
Less accumulated depreciation, depletion, amortization and write down	146,307,304	142,187,705

	31,485,753	34,572,856
OTHER ASSETS
Employees’ accounts and notes receivable	137,193	176,118
Other	163,619	159,599

	300,812	335,717

	$57,663,213	$63,319,060

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,182,033	$2,225,433
Accrued expenses	983,135	1,432,232
Deferred revenue	—	2,705,135

Total current liabilities	3,165,168	6,362,800
DEFERRED INCOME TAXES	189,000	234,000
JOINT VENTURE PARTNER ADVANCES	766,991	725,760
ASSET RETIREMENT OBLIGATIONS	6,939,244	6,692,744
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,606,985 and 5,611,715 Units, respectively	46,051,716	48,721,208
GENERAL PARTNER’S EQUITY	551,094	582,548

Total partners’ equity	46,602,810	49,303,756

	$57,663,213	$63,319,060

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Oil and gas sales	$4,216,533	$3,822,793	$12,544,208	$11,788,888
Well management and operating	157,187	134,334	471,095	425,335
Other	2,991	3,943	9,031	11,796

Total revenues	4,376,711	3,961,070	13,024,334	12,226,019
DIRECT COST OF REVENUES
Production costs	847,988	876,948	3,004,102	3,228,309
Well management and operating	94,675	89,598	284,180	229,486
Depreciation, depletion and amortization	1,371,845	1,318,768	4,108,539	3,836,012
Accretion expense	80,000	113,500	236,600	338,200

Total direct cost of revenues	2,394,508	2,398,814	7,633,421	7,632,007
GENERAL AND ADMINISTRATIVE EXPENSE	554,608	560,671	1,767,785	1,857,318

Total cost of revenues	2,949,116	2,959,485	9,401,206	9,489,325

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	1,427,595	1,001,585	3,623,128	2,736,694
GAIN ON SALE OF DEEP RIGHTS	—	4,329,632	2,761,705	36,446,595

INCOME FROM OPERATIONS	1,427,595	5,331,217	6,384,833	39,183,289
OTHER INCOME
Interest income	12,273	18,440	37,347	81,722
Gain on sale of property and equipment	—	2,990	—	2,990

	12,273	21,430	37,347	84,712

INCOME BEFORE INCOME TAXES	1,439,868	5,352,647	6,422,180	39,268,001
INCOME TAX EXPENSE (BENEFIT)
Current	40,000	200,000	120,000	3,592,000
Deferred	(15,000)	(5,000)	464,000	(15,000)

Total income tax expense	25,000	195,000	584,000	3,577,000

NET INCOME	$1,414,868	$5,157,647	$5,838,180	$35,691,001

Allocation of Partnership Net Income
Limited Partners	$1,398,132	$5,096,641	$5,769,180	$35,269,527
General Partner	16,736	61,006	69,000	421,474

	$1,414,868	$5,157,647	$5,838,180	$35,691,001

Net income per unit	$0.25	$0.91	$1.03	$6.28

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
PARTNERS’ EQUITY—JANUARY 1	$49,303,756	$56,159,497
Net income	5,838,180	35,691,001
Quarterly cash distributions ($1.50 per unit in 2013 and 2012)	(8,515,855)	(8,522,362)
Special Distribution (see Note 7)	—	(28,417,600)
Repurchase Right—Units tendered	(46,543)	(78,042)
Option Repurchase Plan—options exercised	23,272	39,021

PARTNERS’ EQUITY—SEPTEMBER 30	$46,602,810	$54,871,515

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,838,180	$35,691,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,175,139	3,899,612
Accretion expense	236,600	338,200
Gain on sale of deep rights	(2,761,705)	(36,446,595)
Gain on sale of property and equipment	—	(2,990)
Deferred income taxes	464,000	(15,000)
Changes in assets and liabilities:
Accounts receivable	(164,085)	1,387,266
Other current assets	32,243	—
Other assets	(4,020)	—
Accounts payable	13,170	997,213
Accrued expenses	(683,797)	3,199,368
Joint venture partner advances	41,231	711,966

Total adjustments	1,348,776	(25,930,960)

Net cash provided by operating activities	7,186,956	9,760,041
CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	80,336	159,404
Advances disbursed to employees	(36,062)	(19,491)
Proceeds from deferred revenue	—	2,705,135
Proceeds from sale of deep rights and property and equipment	—	35,608,937
Purchase of property and equipment	(843,436)	(275,891)

Net cash (used) provided by investing activities	(799,162)	38,178,094
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(8,515,855)	(36,939,962)
Proceeds from options exercised	23,272	39,021
Repurchase of units	(46,543)	(78,042)

Net cash used by financing activities	(8,539,126)	(36,978,983)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,151,332)	10,959,152
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	25,397,117	21,257,450

CASH AND EQUIVALENTS AT END OF PERIOD	$23,245,785	$32,216,602

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$247,932	$155,635

Additions to proved properties reflect changes in asset retirement obligations (see Note 1.F) and accrued expenses (see Note 2). Gain on sale of deep rights reflects recognition of previously deferred revenue (see Note 7).

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

D.	Principles of Consolidation—The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of September 30, 2013 and December 31, 2012, cash and equivalents include $766,991 and $725,760, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2013 and 2012:

	Asset Retirement Obligations Nine Months Ended September 30,
	2013	2012
Beginning of period	$6,996,744	$6,116,467
Liabilities incurred	9,900	—
Liabilities settled	—	(20,000)
Accretion expense	236,600	338,200

End of period	$7,243,244	$6,434,667

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition—The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2013 and December 31, 2012. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,606,985 and 5,610,138 for the three and nine months ended September 30, 2013, respectively, and 5,611,715 and 5,614,853 for the three and nine months ended September 30, 2012, respectively.

J.	Subsequent Events—Everflow paid a cash distribution in October 2013 of $0.25 per Unit. The distribution amounted to approximately $1,420,000.

K.	New Accounting Standards – The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accounts Payable:
Production and related other	$1,729,930	$1,434,657
Other	329,639	385,495
Joint venture partner deposits	122,464	44,407
Outside Working Interests (see Note 7)	—	360,874

	$2,182,033	$2,225,433

Accrued Expenses:
Payroll and retirement plan contributions	$433,235	$1,019,532
Current portion of asset retirement obligations	304,000	304,000
Proved properties	234,700	—
Federal, state and local taxes	11,200	108,700

	$983,135	$1,432,232

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

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to purchase certain Units to select officers and employees. The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. At June 28, 2013 and June 29, 2012, the Company granted a total of 4,730 and 4,707 options, respectively, to two officers and one employee, of which all were exercised on the same date. Compensation expense associated with these grants was not material to the financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity (continued)

Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Repurchase Plan (collectively the “Units Activity”) for each of the last three years are as follows:

	Per Unit			# of Units Repurchased	# of Units Issued	Units Out- standing Following Units Activity
Year	Calculated Price for Repurchase Right	Less Interim Distributions	Net Price Paid
2011	$9.23	$1.00	$8.23	4,890	2,445	5,616,422
2012	$9.17	$0.88	$8.29	9,414	4,707	5,611,715
2013	$5.92	$1.00	$4.92	9,460	4,730	5,606,985

In June 2012, the Company paid a Special Distribution as further described in Note 7. The Special Distribution was not considered an interim distribution for purposes of calculating the 2012 Repurchase Right price.

There were no instruments outstanding at September 30, 2013 or 2012 that would potentially dilute net income per Unit.

Note 4.	Gas Purchase Agreements

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), many of which were entered into during the nine month period ended September 30, 2013, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.31 BCF through October 2014 at various monthly weighted-average pricing provisions averaging $3.88 per MCF. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at September 30, 2013.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At September 30, 2013 and December 31, 2012, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2009 to December 2011. Subsequent addenda have been made to extend additional one-year payment terms to certain notes since their original date of issuance. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2013), amounted to $227,193 and $271,467 at September 30, 2013 and December 31, 2012, respectively.

Note 7.	Sale of Deep Rights

In recent years, the Company had agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser that closed at various times throughout 2012 (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During the nine months ended September 30, 2012, the Company sold approximately 29,600 acres in conjunction with the Dispositions, resulting in a gain on sale of deep rights of $36,446,595.

Included in the acreage sold as part of one of the Dispositions, the Company sold approximately 2,200 acres with leases that contained terms and conditions which would have required the Company to repurchase the acreage if certain claims were made by February 2013 (the “Contingent Leases”). Deferred revenue of $2,705,135 was recognized in the Company’s consolidated balance sheet at December 31, 2012 in association with the funds held for Contingent Leases. The Company did not recognize gain on sale of the Contingent Leases until the claim period ending February 2013 had expired, with no claims having been made.

Gain on sale of deep rights of $2,761,705 recognized during the nine month period ended September 30, 2013 includes funds previously recognized as deferred revenue. Deferred income tax expense of $509,000 was also recognized during the nine months ended September 30, 2013 in conjunction with revenues recognized from expired contingencies.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Sale of Deep Rights (continued)

A condition of one of the Dispositions is that the Company perpetuate the producing leases, for a minimum period of five years, from which approximately 28,800 acres of the total 2012 acreage was sold. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at September 30, 2013 or December 31, 2012.

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

Sale of Deep Rights

In recent years, the Company had agreed to sell its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with more than one purchaser (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During the three month period ended September 30, 2012, the Company sold approximately 1,600 acres in conjunction with the Dispositions, resulting in a gain on sale of deep rights of approximately $4.3 million. During the nine month period ended September 30, 2012, the Company sold approximately 29,600 acres in conjunction with the Dispositions, resulting in a gain on sale of deep rights of approximately $36.4 million.

Included in the acreage sold as part of one of the Dispositions, the Company sold approximately 2,200 acres with leases that contained terms and conditions which would have required the Company to repurchase the acreage if certain claims were made by February 2013 (the “Contingent Leases”). The Company did not recognize gain on sale of the Contingent Leases until the claim period ending February 2013 had expired, with no claims having been made. Deferred revenue of $2.7 million as recognized in the Company’s consolidated balance sheet at December 31, 2012 in conjunction with the Contingent Leases was recognized as gain on sale of deep rights during the nine month period ending September 30, 2013.

The gains from the Dispositions significantly affected the Company’s results for the three and nine month periods ending September 30, 2012 and to a lesser extent the nine month period ending September 30, 2013. The majority of the proceeds received from the Dispositions were used to pay special cash distributions to the Unitholders in June and December of 2012.

The Company’s sales of deep rights are further described in Note 7 of the Company’s consolidated financial statements included herein.

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$22,711	42%	$22,048	39%
Property and equipment (net)	31,486	58	34,573	61
Other	301	—	336	—

Total	$54,498	100%	$56,957	100%

Deferred income taxes	$189	—%	$234	—%
Long-term liabilities	7,706	14	7,419	13
Partners’ equity	46,603	86	49,304	87

Total	$54,498	100%	$56,957	100%

Working capital of $22.7 million as of September 30, 2013 represented an increase of $663,000 from December 31, 2012, due primarily to an increase in accounts receivable from production and decreases in deferred revenue and accrued expenses, offset somewhat by decreases to cash and equivalents and deferred income tax assets. The increase in accounts receivable from production is primarily due to higher crude oil prices received and increased crude oil volumes produced during the current receivable production period as compared to the prior receivable production period. The effect of higher crude oil prices and increased crude oil volumes produced is offset somewhat by a decrease in natural gas volumes produced. The decrease in deferred revenue is the result of revenue being recognized in conjunction with the Contingent Leases. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2012 having been paid during the nine months ended September 30, 2013, offset somewhat by an increase in expenses accrued for the drilling of proved properties. The decrease in cash and equivalents is primarily the result of cash used by investing and financing activities exceeding cash provided by operating activities during the nine months ended September 30, 2013. The decrease in deferred income tax assets is primarily the result of a deferred income tax asset being exhausted in conjunction with the revenue recognition of the Contingent Leases.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 10, 2013. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $1.4 million in October 2013.

The Company’s cash flow from operations before the change in regular operational working capital, which excludes the effects of the Dispositions, was $7.7 million, a decrease of $1.0 million, or 11%, during the nine months ended September 30, 2013, as compared to the comparable period in 2012. Changes in regular operational working capital other than cash and equivalents decreased cash by $559,000 during the nine months ended September 30, 2013 due primarily to an increase in accounts receivable from production and a decrease in accrued expenses, offset somewhat by an increase to accounts payable.

Cash flows provided by operating activities was $7.2 million for the nine months ended September 30, 2013. Cash flows provided by operating activities and existing cash and equivalents were used primarily to develop oil and gas properties and pay three quarterly distributions.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the 2014 repurchase right and the payment of quarterly distributions.

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), many of which were entered into during the nine month period ended September 30, 2013, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.31 BCF through October 2014 at various monthly weighted-average pricing provisions averaging $3.88 per MCF. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2013 and 2012. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues:
Oil and gas sales	96%	97%	96%	96%
Well management and operating	4	3	4	4

Total revenues	100%	100%	100%	100%
Expenses:
Production costs	19%	22%	23%	26%
Well management and operating	2	2	2	2
Depreciation, depletion and amortization	31	33	32	32
Accretion expense	2	3	2	3
General and administrative	13	14	13	15

Total expenses	67%	74%	72%	78%
Gain on sale of deep rights	—	109	21	298
Other income	—	—	—	1
Income taxes	(1)	(5)	(4)	(29)

Net income	32%	130%	45%	292%

Revenues for the three and nine month periods ended September 30, 2013 increased $416,000 and $798,000, respectively, as compared to the prior comparable periods. The increases were primarily due to increases in oil and gas sales during the three and nine month periods ended September 30, 2013 as compared to the prior comparable periods.

Oil and gas sales increased $394,000, or 10%, during the three month period ended September 30, 2013 as compared to the prior comparable period. Oil and gas sales increased $755,000, or 6%, during the nine month period ended September 30, 2013 as compared to the prior comparable period. The primary reasons for these increases were higher average natural gas and crude oil prices received and increased natural gas volumes produced during the three and nine month periods ended September 30, 2013 as compared to the prior comparable periods. The effect of higher average natural gas and crude oil prices and increased natural gas volumes produced were offset somewhat by a decrease in crude oil volumes produced. The increase in natural gas volumes produced during the three and nine month periods ended September 30, 2013 as compared to the prior comparable periods were primarily the result of operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2012 that were not shut-in during the current comparable periods.

Production costs decreased $224,000, or 7%, during the nine month period ended September 30, 2013 compared to the prior comparable period. The primary reason for this decrease was due to a one-time charge by a third party operator during the nine month period ended September 30, 2012 in association with cumulative costs incurred relative to their operations of various oil and gas properties of which the Company participates as a joint venture partner.

Depreciation, depletion and amortization increased $53,000, or 4%, during the three month period ended September 30, 2013 as compared to the prior comparable period. Depreciation, depletion and amortization increased $273,000, or 7%, during the nine month period ended September 30, 2013 as compared to the prior comparable period. The primary reasons for these increases are the result of increased natural gas volumes produced during the three and nine month periods ended September 30, 2013 as compared to the prior comparable periods and the result of lower crude oil and natural gas reserves. The decrease in crude oil and natural gas reserves is primarily the result of lower benchmark crude oil and natural gas prices indexed throughout 2012 as compared to benchmark prices indexed throughout 2011. The lower 2012 benchmark prices were used to value reserves at December 31, 2012, the most recent valuation date, which reduced the average economic life of the Company’s wells as compared to December 31, 2011, the prior valuation date.

Accretion expense decreased $34,000, or 30%, during the three month period ended September 30, 2013 as compared to the prior comparable period. Accretion expense decreased $102,000, or 30%, during the nine month period ended September 30, 2013 as compared to the prior comparable period. The primary reason for these decreases was the result of more asset retirement obligations being fully accreted at January 1, 2013 as compared to January 1, 2012, which resulted in less discounted asset retirement obligations available to accrete during the three and nine month periods ended September 30, 2013 as compared to the prior comparable periods.

General and administrative expenses decreased $90,000, or 5%, during the nine month period ended September 30, 2013 as compared to the prior comparable period. The primary reason for this decrease is due to decreases in various administrative costs incurred relative to the Dispositions during the nine month period ended September 30, 2013 as compared to the prior comparable period.

The Company recognized gains on sale of deep rights of $0 and $2.8 million during the three and nine month periods ended September 30, 2013, respectively. The Company recognized gains on sale of deep rights of $4.3 million and $36.4 million during the three and nine month periods ended September 30, 2012, respectively. All gains on sale of deep rights recognized were in association with the Dispositions as further described under “Sale of Deep Rights”, herein.

Interest income decreased $44,000, or 54%, during the nine month period ended September 30, 2013 as compared to the prior comparable period. The primary reason for this decrease was the result of lower average cash and equivalents held during the nine month period ended September 30, 2013 as compared to the prior comparable period. Higher average cash and equivalents during the nine month period ended September 30, 2012 were primarily the result of cash received in association with the Dispositions as further described under “Sale of Deep Rights”, herein.

Income tax expenses were $25,000 and $195,000 during the three month periods ended September 30, 2013 and 2012, respectively. Income tax expenses were $584,000 and $3.6 million during the nine month periods ended September 30, 2013 and 2012, respectively. Income tax expenses incurred during the nine month period ended September 30, 2013 consisted primarily of previously deferred income taxes associated with revenue recognized in conjunction with the Contingent Leases. Income tax expenses incurred during the three and nine month periods ended September 30, 2012 consisted primarily of federal income taxes due in relation to Everflow Eastern, Inc.’s interest in the Dispositions.

The Company reported net income of $1.4 million during the three month period ended September 30, 2013, a decrease of $3.8 million from the prior comparable period amount of $5.2 million. The primary reason for the decrease is the result of no gain on sale of deep rights recognized during the three month period ended September 30, 2013 as compared to $4.3 million of gain on sale of deep rights recognized during the prior comparable period. The effect of less gain on sale of deep rights is offset somewhat by the increase in oil and gas sales. The Company reported net income of $5.8 million during the nine month period ended September 30, 2013, a decrease of $29.9 million from the prior comparable period amount of $35.7 million. The primary reason for the decrease is the result of the $33.7 million decrease in gain on sale of deep rights, offset somewhat by the increase in oil and gas sales and decrease in income tax expenses. Net income represented 32% and 130% of total revenues during the three month periods ended September 30, 2013 and 2012, respectively, and 45% and 292% of total revenues during the nine month periods ended September 30, 2013 and 2012, respectively.

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

(a) Disclosure Controls and Procedures. As of the end of the period covered by this report, management performed, with the participation of our Principal Executive Officer (the “CEO”) and Principal Financial and Accounting Officer (the “CFO”), an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15 (the “evaluation”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. Based on the evaluation, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

November 13, 2013	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)