Form 10-Q
period 2014-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2014-05-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

There were 5,606,985 Units of limited partnership interest of the registrant as of May 10, 2014. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2014.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$24,330,661	$24,461,680
Accounts and notes receivable:
Production	2,226,900	2,195,519
Employees (including notes receivable)	84,500	95,000
Joint venture partners	10,623	10,623
Other	111,438	139,681

Total current assets	26,764,122	26,902,503

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,831,534	174,811,480
Pipeline and support equipment	674,726	666,667
Corporate and other	2,100,982	2,092,582

	177,607,242	177,570,729

Less accumulated depreciation, depletion, amortization and write down	146,475,876	145,560,225

	31,131,366	32,010,504

OTHER ASSETS
Employees’ accounts and notes receivable	105,835	118,262
Other	181,431	165,279

	287,266	283,541

	$58,182,754	$59,196,548

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,803,070	$1,684,610
Accrued expenses	564,137	1,364,183

Total current liabilities	2,367,207	3,048,793

DEFERRED INCOME TAXES	209,000	214,000

JOINT VENTURE PARTNER ADVANCES	949,005	880,270

ASSET RETIREMENT OBLIGATIONS	7,176,841	7,095,841

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,606,985 Units	46,919,225	47,390,528

GENERAL PARTNER’S EQUITY	561,476	567,116

Total partners’ equity	47,480,701	47,957,644

	$58,182,754	$59,196,548

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
REVENUES
Crude oil and natural gas sales	$3,617,389	$4,149,159
Well management and operating	151,886	156,532
Other	2,722	3,342

Total revenues	3,771,997	4,309,033
DIRECT COST OF REVENUES
Production costs	1,073,878	1,259,034
Well management and operating	90,196	94,510
Depreciation, depletion and amortization	929,954	1,301,776
Accretion expense	81,000	78,300

Total direct cost of revenues	2,175,028	2,733,620

GENERAL AND ADMINISTRATIVE EXPENSE	667,255	687,620

Total cost of revenues	2,842,283	3,421,240

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	929,714	887,793

GAIN ON SALE OF DEEP RIGHTS	—	2,761,705

INCOME FROM OPERATIONS	929,714	3,649,498

INTEREST INCOME	11,864	12,821

INCOME BEFORE INCOME TAXES	941,578	3,662,319

INCOME TAX EXPENSE (BENEFIT)
Current	5,000	40,000
Deferred	(5,000)	494,000

	—	534,000

NET INCOME	$941,578	$3,128,319

Allocation of Partnership Net Income
Limited Partners	$930,444	$3,091,356
General Partner	11,134	36,963

	$941,578	$3,128,319

Net income per Unit	$0.17	$0.55

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
PARTNERS’ EQUITY - JANUARY 1	$47,957,644	$49,303,756

Net income	941,578	3,128,319

Cash distributions ($0.25 per unit in 2014 and $0.50 per unit in 2013)	(1,418,521)	(2,839,407)

PARTNERS’ EQUITY - MARCH 31	$47,480,701	$49,592,668

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$941,578	$3,128,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	952,254	1,323,276
Accretion expense	81,000	78,300
Gain on sale of deep rights	—	(2,761,705)
Deferred income taxes	(5,000)	494,000
Changes in assets and liabilities:
Accounts receivable	(31,381)	29,380
Other current assets	28,243	30,187
Other assets	(16,152)	—
Accounts payable	118,460	214,066
Accrued expenses	(800,046)	(884,603)
Joint venture partner advances	68,735	30,055

Total adjustments	396,113	(1,447,044)

Net cash provided by operating activities	1,337,691	1,681,275

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	25,548	23,376
Advances disbursed to employees	(2,621)	(16,272)
Purchase of property and equipment	(73,116)	(133,929)

Net cash used in investing activities	(50,189)	(126,825)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(1,418,521)	(2,839,407)

Net cash used in financing activities	(1,418,521)	(2,839,407)

NET CHANGE IN CASH AND EQUIVALENTS	(131,019)	(1,284,957)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	24,461,680	25,397,117

CASH AND EQUIVALENTS AT END OF PERIOD	$24,330,661	$24,112,160

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$11,131	$107,932

Additions to proved properties reflect changes in accounts payable and asset retirement obligations. Gain on sale of deep rights reflects recognition of previously deferred revenue.

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

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014.

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of March 31, 2014 and December 31, 2013, cash and equivalents include $949,005 and $880,270, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2014 and 2013:

	Asset Retirement Obligations
	Three Months Ended March 31,
	2014	2013
Beginning of period	$7,395,841	$6,996,744
Liabilities incurred	—	2,400
Accretion expense	81,000	78,300

End of period	$7,476,841	$7,077,444

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2014 and December 31, 2013. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,606,985 and 5,611,715 for the three months ended March 31, 2014 and 2013, respectively.

J.	Subsequent Events - Everflow paid a cash distribution in April 2014 of $0.25 per Unit. The distribution amounted to approximately $1,419,000.

K.	New Accounting Standards – The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Accounts Payable:
Production and related other	$1,407,106	$1,274,763
Other	284,909	287,460
Joint venture partner deposits	111,055	122,387

	$1,803,070	$1,684,610

Accrued Expenses:
Current portion of asset retirement obligations	$300,000	$300,000
Payroll and retirement plan contributions	134,437	963,783
Other	106,100	72,200
Federal, state and local taxes	23,600	28,200

	$564,137	$1,364,183

Note 3.	Partners’ Equity

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

applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2014 Repurchase Right, based upon the December 31, 2013 calculation, is estimated to be $6.51 per Unit, net of the distributions made in January 2014 ($0.25 per Unit) and April 2014 ($0.25 per Unit).

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

Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Repurchase Plan (collectively the “Units Activity”) for each of the last three years are as follows:

	Per Unit					Units Outstanding Following Units Activity
	Calculated
	Price for	Less	Net
	Repurchase	Interim	Price	Units	Units
Year	Right	Distributions	Paid	Repurchased	Issued
2011	$9.23	$1.00	$8.23	4,890	2,445	5,616,422
2012	$9.17	$0.88	$8.29	9,414	4,707	5,611,715
2013	$5.92	$1.00	$4.92	9,460	4,730	5,606,985

There were no instruments outstanding at March 31, 2014 or 2013 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), some of which were entered into during the three month period ended March 31, 2014, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.83 BCF through October 2015 at various monthly weighted-average pricing provisions averaging $3.69 per MCF. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

The Company has significant natural gas delivery commitments to its Major Gas Purchasers. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it will purchase natural gas at market prices to meet such commitments which will result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the natural gas for redelivery (resale) to its customers.

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Commitments and Contingencies (continued)

purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at March 31, 2014.

The Company is party to various legal proceedings and claims in the ordinary course of its business. The Company believes certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at March 31, 2014.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At March 31, 2014 and December 31, 2013, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2009 to December 2013. One subsequent addendum extending an additional two-year payment term to a certain note is outstanding at March 31, 2014 and December 31, 2013. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2014), amounted to $190,335 and $213,262 at March 31, 2014 and December 31, 2013, respectively.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$24,397	44%	$23,853	42%
Property and equipment (net)	31,131	56	32,011	57
Other	287	—	284	1

Total	$55,815	100%	$56,148	100%

Deferred income taxes	$209	—%	$214	—%
Long-term liabilities	8,125	15	7,976	14
Partners’ equity	47,481	85	47,958	86

Total	$55,815	100%	$56,148	100%

Working capital of $24.4 million as of March 31, 2014 represented an increase of $544,000 from December 31, 2013, due primarily to a decrease in accrued expenses, offset somewhat by an increase to accounts payable and a decrease in cash and equivalents. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2013 having been paid during the three months ended March 31, 2014. The increase to accounts payable is primarily the result of timing associated with the receipt of invoices associated with production expenses. The decrease in cash and equivalents is primarily the result of cash used in investing and financing activities exceeding cash provided by operating activities during the three months ended March 31, 2014.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2014. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $1.4 million in April 2014.

The Company’s cash flow from operations before the change in working capital was $2.0 million, a decrease of $326,000, or 14%, during the three months ended March 31, 2014, as compared to the comparable period in 2013. Changes in working capital from operations other than cash and equivalents decreased cash by $685,000 during the three months ended March 31, 2014 due primarily to a decrease in accrued expenses, offset somewhat by an increase to accounts payable.

Cash flows provided by operating activities was $1.3 million for the three months ended March 31, 2014. Cash flows provided by operating activities and existing cash and equivalents were used primarily to pay a quarterly distribution.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the 2014 repurchase right and the payment of quarterly distributions.

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), some of which were entered into during the three month period ended March 31, 2014, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.83 BCF through October 2015 at various monthly weighted-average pricing provisions averaging $3.69 per MCF. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three months ended March 31, 2014 and 2013. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2014	2013
Revenues:
Crude oil and natural gas sales	96%	96%
Well management and operating	4	4

Total revenues	100%	100%

Expenses:
Production costs	28	29
Well management and operating	2	2
Depreciation, depletion and amortization	25	30
Accretion expense	2	2
General and administrative	18	16

Total expenses	75%	79%
Gain on sale of deep rights	—	64

Income taxes	—	(12)

Net income	25%	73%

Revenues for the three months ended March 31, 2014 decreased $537,000, or 13%, as compared to the prior comparable period. This decrease was primarily due to a decrease in crude oil and natural gas sales during the first three months of 2014, as compared to the prior comparable period.

Crude oil and natural gas sales decreased $532,000, or 13%, during the three months ended March 31, 2014, as compared to prior comparable period. The primary reasons for this decrease were lower natural gas and crude oil volumes produced during the three month period ended March 31, 2014, as compared to the prior comparable period, offset somewhat by higher average natural gas and crude oil prices received.

Production costs decreased $185,000, or 15%, during the three month period ended March 31, 2014, as compared to the prior comparable period. This decrease was primarily the result of decreases to ad valorem taxes, repairs and maintenance expenses, and other expenses associated with third party operated properties incurred during the three month period ending March 31, 2014, as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) decreased $372,000, or 29%, during the three months ended March 31, 2014, as compared to the prior comparable period. The primary reasons for this decrease are lower natural gas and crude oil volumes produced during the three month period ended March 31, 2014, as compared to the prior comparable period, and higher natural gas and crude oil reserves. The increase in natural gas and crude oil reserves is primarily the result of higher benchmark natural gas and crude oil prices indexed throughout 2013 as compared to benchmark prices indexed throughout 2012. The higher 2013 benchmark prices were used to value reserves at December 31, 2013, the most recent valuation date, which increased the average economic life of the Company’s oil and gas properties as compared to December 31, 2012, the prior valuation date.

The Company recognized a gain on sale of deep rights of $2.8 million during the three month period ended March 31, 2013 in association with the sale of deep mineral interests in certain Ohio properties (the “Disposition”). The Disposition included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold.

All current income tax expenses incurred by the Company during the three months ended March 31, 2014 were offset by deferred income tax benefits. Income tax expenses were $534,000 during the three month period ended March 31, 2013, and consisted primarily of deferred income taxes associated with revenue recognized in conjunction with the Disposition.

The Company reported net income of $942,000 during the three months ended March 31, 2014, a decrease of $2.2 million from the prior comparable period amount of $3.1 million. The decrease in net income is primarily the result of decreases to gain on sale of deep rights and crude oil and natural gas sales, offset somewhat by decreases in production costs, DD&A, and income tax expenses. Net income represented 25% and 73% of total revenues during the three months ended March 31, 2014 and 2013, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2013, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: May 13, 2014	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)