Form 10-Q
period 2014-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2014-08-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

There were 5,601,003 Units of limited partnership interest of the registrant as of August 10, 2014. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2014.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$25,610,828	$24,461,680
Accounts and notes receivable:
Production	2,298,345	2,195,519
Employees (including notes receivable)	82,000	95,000
Joint venture partners	10,623	10,623
Other	106,438	139,681

Total current assets	28,108,234	26,902,503

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,831,344	174,811,480
Pipeline and support equipment	631,757	666,667
Corporate and other	2,100,982	2,092,582

	177,564,083	177,570,729

Less accumulated depreciation, depletion, amortization and write down	147,358,967	145,560,225

	30,205,116	32,010,504

OTHER ASSETS
Employees’ accounts and notes receivable	89,982	118,262
Other	184,006	165,279

	273,988	283,541

	$58,587,338	$59,196,548

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,955,129	$1,684,610
Accrued expenses	619,374	1,364,183

Total current liabilities	2,574,503	3,048,793

DEFERRED INCOME TAXES	204,000	214,000

JOINT VENTURE PARTNER ADVANCES	949,360	880,270

ASSET RETIREMENT OBLIGATIONS	7,256,441	7,095,841

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,601,003 and 5,606,985 Units, respectively	47,039,518	47,390,528

GENERAL PARTNER’S EQUITY	563,516	567,116

Total partners’ equity	47,603,034	47,957,644

	$58,587,338	$59,196,548

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Crude oil and natural gas sales	$3,976,665	$4,178,516	$7,594,054	$8,327,675
Well management and operating	152,252	157,376	304,138	313,908
Other	2,535	2,698	5,257	6,040

Total revenues	4,131,452	4,338,590	7,903,449	8,647,623
DIRECT COST OF REVENUES
Production costs	907,034	897,080	1,980,912	2,156,114
Well management and operating	91,082	94,995	181,278	189,505
Depreciation, depletion and amortization	893,018	1,434,918	1,822,972	2,736,694
Accretion expense	79,600	78,300	160,600	156,600

Total direct cost of revenues	1,970,734	2,505,293	4,145,762	5,238,913

GENERAL AND ADMINISTRATIVE EXPENSE	593,094	525,557	1,260,349	1,213,177

Total cost of revenues	2,563,828	3,030,850	5,406,111	6,452,090

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	1,567,624	1,307,740	2,497,338	2,195,533

GAIN ON SALE OF DEEP RIGHTS	—	—	—	2,761,705

INCOME FROM OPERATIONS	1,567,624	1,307,740	2,497,338	4,957,238

INTEREST INCOME	12,173	12,252	24,037	25,073

INCOME BEFORE INCOME TAXES	1,579,797	1,319,992	2,521,375	4,982,311

INCOME TAX EXPENSE (BENEFIT)
Current	5,000	40,000	10,000	80,000
Deferred	(5,000)	(15,000)	(10,000)	479,000

	—	25,000	—	559,000

NET INCOME	$1,579,797	$1,294,992	$2,521,375	$4,423,311

Allocation of Partnership Net Income
Limited Partners	$1,561,115	$1,279,691	$2,491,559	$4,371,047
General Partner	18,682	15,301	29,816	52,264

	$1,579,797	$1,294,992	$2,521,375	$4,423,311

Net income per unit	$0.27	$0.23	$0.44	$0.78

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
PARTNERS’ EQUITY - JANUARY 1	$47,957,644	$49,303,756

Net income	2,521,375	4,423,311

Quarterly cash distributions ($0.50 per unit in 2014 and $1.00 per unit in 2013)	(2,837,042)	(5,678,813)

Repurchase Right - Units tendered	(77,886)	(46,543)

Option Repurchase Plan - options exercised	38,943	23,272

PARTNERS’ EQUITY - JUNE 30	$47,603,034	$48,024,983

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,521,375	$4,423,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,867,572	2,781,094
Accretion expense	160,600	156,600
Gain on sale of deep rights	—	(2,761,705)
Deferred income taxes	(10,000)	479,000
Changes in assets and liabilities:
Accounts receivable	(102,826)	(272,220)
Other current assets	33,243	30,187
Other assets	(18,727)	(3,032)
Accounts payable	192,633	(153,825)
Accrued expenses	(744,809)	(788,862)
Joint venture partner advances	69,090	42,406

Total adjustments	1,446,776	(490,357)

Net cash provided by operating activities	3,968,151	3,932,954

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	45,338	56,477
Advances disbursed to employees	(4,058)	(20,477)
Purchase of property and equipment	(62,184)	(347,075)

Net cash used in investing activities	(20,904)	(311,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,837,042)	(5,678,813)
Proceeds from options exercised	38,943	23,272

Net cash used in financing activities	(2,798,099)	(5,655,541)

NET CHANGE IN CASH AND EQUIVALENTS	1,149,148	(2,033,662)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	24,461,680	25,397,117

CASH AND EQUIVALENTS AT END OF PERIOD	$25,610,828	$23,363,455

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$11,131	$177,932

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of June 30, 2014 and December 31, 2013, cash and equivalents include $949,360 and $880,270, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2014 and 2013:

	Asset Retirement Obligations
	Six Months Ended June 30,
	2014	2013
Beginning of period	$7,395,841	$6,996,744
Liabilities incurred	—	2,400
Accretion expense	160,600	156,600

End of period	$7,556,441	$7,155,744

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2014 and December 31, 2013. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,606,985 and 5,611,715 for the three and six months ended June 30, 2014 and 2013, respectively.

J.	Subsequent Events - Everflow paid a cash distribution in July 2014 of $0.50 per Unit. The distribution amounted to approximately $2,834,000.

K.	New Accounting Standards – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principal of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Accounts Payable:
Production and related other	$1,450,630	$1,274,763
Other	315,558	287,460
Joint venture partner deposits	111,055	122,387
Repurchase of Units	77,886	—

	$1,955,129	$1,684,610

Accrued Expenses:
Current portion of asset retirement obligations	$300,000	$300,000
Payroll and retirement plan contributions	268,198	963,783
Federal, state and local taxes	31,376	28,200
Other	19,800	72,200

	$619,374	$1,364,183

Note 3.	Partners’ Equity

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

applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2014 Repurchase Right, based upon the December 31, 2013 calculation, was $6.51 per Unit, net of the distributions made in January 2014 ($0.25 per Unit) and April 2014 ($0.25 per Unit).

The Company has an Option Repurchase Plan (the “Plan”) which permits the grant of options to purchase certain Units to select officers and employees. The purpose of the Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. In June 2014 and 2013, the Company granted options to officers and an employee. All options granted were exercised on the same date.

Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Repurchase Plan (collectively the “Units Activity”) for each of the last three years are as follows:

	Per Unit					Units
	Calculated					Outstanding
	Price for	Less	Net			Following
	Repurchase	Interim	Price	Units	Units	Units
Year	Right	Distributions	Paid	Repurchased	Issued	Activity
2012	$9.17	$0.88	$8.29	9,414	4,707	5,611,715
2013	$5.92	$1.00	$4.92	9,460	4,730	5,606,985
2014	$7.01	$0.50	$6.51	11,964	5,982	5,601,003

There were no instruments outstanding at June 30, 2014 or 2013 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), some of which were entered into during the six month period ended June 30, 2014, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.62 BCF through October 2015 at various monthly weighted-average pricing provisions averaging $3.32 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at June 30, 2014.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at June 30, 2014.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At June 30, 2014 and December 31, 2013, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2009 to December 2013. One subsequent addendum extending an additional two-year payment term to a certain note is outstanding at June 30, 2014 and December 31, 2013. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2014), amounted to $171,982 and $213,262 at June 30, 2014 and December 31, 2013, respectively.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$25,534	46%	$23,853	42%
Property and equipment (net)	30,205	54	32,011	57
Other	274	—	284	1

Total	$56,013	100%	$56,148	100%

Deferred income taxes	$204	—%	$214	—%
Long-term liabilities	8,206	15	7,976	14
Partners’ equity	47,603	85	47,958	86

Total	$56,013	100%	$56,148	100%

Working capital of $25.5 million as of June 30, 2014 represented an increase of $1.7 million from December 31, 2013, due primarily to an increase in cash and equivalents and decrease in accrued expenses, offset somewhat by an increase to accounts payable. The increase in cash and equivalents is primarily the result of cash provided by operating activities exceeding cash used in investing and financing activities during the six months ended June 30, 2014. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2013 having been paid during the six months ended June 30, 2014. The increase to accounts payable is primarily the result of timing associated with the receipt of invoices associated with production expenses.

The Company funds its operation with cash generated by operations and existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2014. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $2.8 million in July 2014.

The Company’s cash flow from operations before the change in working capital was $4.6 million, a decrease of $528,000, or 10%, during the six months ended June 30, 2014, as compared to the comparable period in 2013. Changes in working capital from operations other than cash and equivalents decreased cash by $622,000 during the six months ended June 30, 2014 due primarily to a decrease in accrued expenses and an increase in accounts receivable, offset somewhat by an increase in accounts payable.

Cash flows provided by operating activities was $4.0 million for the six months ended June 30, 2014 and was used primarily to pay quarterly distributions.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop oil and gas properties, the repurchase of Units pursuant to the 2015 repurchase right and the payment of quarterly distributions.

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Major Gas Purchasers”), some of which were entered into during the six month period ended June 30, 2014, which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1.62 BCF through October 2015 at various monthly weighted-average pricing provisions averaging $3.32 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2014 and 2013. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues:
Crude oil and natural gas sales	96%	96%	96%	96%
Well management and operating	4	4	4	4

Total revenues	100%	100%	100%	100%

Expenses:
Production costs	22	21	25	25
Well management and operating	2	2	2	2
Depreciation, depletion and amortization	22	33	23	32
Accretion expense	2	2	2	2
General and administrative	14	12	16	14

Total expenses	62%	70%	68%	75%
Gain on sale of deep rights	—	—	—	32

Income taxes	—	—	—	(6)

Net income	38%	30%	32%	51%

Revenues for the three and six month periods ended June 30, 2014 decreased $207,000 and $744,000, respectively, as compared to the prior comparable periods. The decreases were primarily due to decreases in crude oil and natural gas sales during the three and six month periods ended June 30, 2014 as compared to the prior comparable periods.

Crude oil and natural gas sales decreased $202,000, or 5%, during the three months ended June 30, 2014 as compared to the prior comparable period. The decrease was primarily the result of lower natural gas volumes produced, offset somewhat by higher average crude oil prices received, during the three month period ended June 30, 2014 as compared to the prior comparable period. Crude oil and natural gas sales decreased $734,000, or 9%, during the six months ended June 30, 2014 as compared to the prior comparable period. The primary reasons for this decrease were lower natural gas and crude oil volumes produced, offset somewhat by higher average natural gas and crude oil prices received during the six month period ended June 30, 2014 as compared to the prior comparable period.

Production costs decreased $175,000, or 8%, during the six month period ended June 30, 2014 as compared to the prior comparable period. This decrease was primarily the result of decreases to ad valorem taxes, repairs and maintenance expenses, and other expenses associated with third party operated properties incurred during the six month period ending June 30, 2014 as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) decreased $542,000, or 38%, during the three months ended June 30, 2014 as compared to the prior comparable period. DD&A decreased $914,000, or 33%, during the six months ended June 30, 2014 as compared to the prior comparable period. The primary reasons for these decreases are lower natural gas and crude oil volumes produced during the three and six month periods ended June 30, 2014 as compared to the prior comparable periods, and higher natural gas and crude oil reserves. The increase in natural gas and crude oil reserves is primarily the result of higher benchmark natural gas and crude oil prices indexed throughout 2013 as compared to benchmark prices indexed throughout 2012. The higher 2013 benchmark prices were used to value reserves at December 31, 2013, the most recent valuation date, which increased the average economic life of the Company’s oil and gas properties as compared to December 31, 2012, the prior valuation date.

General and administrative expenses increased $68,000, or 13%, during the three months ended June 30, 2014 as compared to the prior comparable period. General and administrative expenses increased $47,000, or 4%, during the six months ended June 30, 2014 as compared to the prior comparable period. The primary reasons for these increases are additional legal costs incurred relative to protecting the Company’s interests in the bankruptcy proceedings of a third party joint venture partner, as well as additional costs associated with the purchase and installation of new computer hardware and software for the Company’s primary administrative office.

The Company recognized a gain on sale of deep rights of $2.8 million during the six month period ended June 30, 2013 in association with the sale of deep mineral interests in certain Ohio properties (the “Disposition”). The Disposition included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold.

All current income tax expenses incurred by the Company during the three and six month periods ended June 30, 2014 were offset by deferred income tax benefits. Income tax expenses were $559,000 during the six month period ended June 30, 2013, and consisted primarily of deferred income taxes associated with revenue recognized in conjunction with the Disposition.

The Company reported net income of $1.6 million during the three months ended June 30, 2014, an increase of $285,000, or 22%, from the prior comparable period amount of $1.3 million. The increase in net income is primarily the result of a decrease in DD&A, offset somewhat by a decrease in crude oil and natural gas sales. The Company reported net income of $2.5 million during the six months ended June 30, 2014, a decrease of $1.9 million, or 43%, from the prior comparable period amount of $4.4 million. The decrease in net income is primarily the result of decreases in gain on sale of deep rights and crude oil and natural gas sales, offset somewhat by decreases in production costs, DD&A, and income tax expenses. Net income represented 38% and 30% of total revenues during the three month periods ended June 30, 2014 and 2013, respectively, and 32% and 51% of total revenue during the six month periods ended June 30, 2014 and 2013, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: August 13, 2014	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)