Form 10-K
period 2014-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2015-03-27
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There were 4,470,114 Units of Limited Partnership Interest held by non-affiliates of the Registrant as of June 30, 2014. At June 30, 2014, there was no public market for the Registrant’s Units of Limited Partnership Interest. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2014.

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

Current Operations. The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 63% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2014 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

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

Sales of Deep Rights. In recent years, the Company has sold its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with multiple purchasers (the “Dispositions”). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During 2012, the Company sold approximately 30,600 acres in conjunction with the Dispositions.

Included in the acreage sold as part of one of the Dispositions in 2012, the Company sold approximately 2,200 acres with leases that contained terms and conditions which would have required the Company to repurchase the acreage if certain claims were made by February 2013 (the “Contingent Leases”). The Company recognized a Gain on Sale of Deep Rights of $2.8 million during 2013 in conjunction with the Contingent Leases once the claim period had expired, with no claims having been made. The Company had no other sales of deep rights in 2013, nor were there any sales of deep rights in 2014.

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

Acquisition of Prospects. The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2014, the Company’s current leasehold inventory consists of approximately 35 prospects in various stages of maturity representing approximately 394 net acres under lease.

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

Acquisition of Producing Properties. As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. The Company did not acquire any producing oil and gas properties during 2014 or 2013.

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

The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness would consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2014 or 2013 and no principal indebtedness was outstanding as of March 10, 2015. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2014, which aggregate $28,157,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil. Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. Historically, all posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices. In recent years, however, including 2014, the spread between posted prices in the areas where the Company’s properties are located and spot market prices has significantly decreased, and in some months has even reversed. There have been substantial fluctuations in crude oil prices in recent years, including 2014.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2015, $44.29 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas. The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2014, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002, the Company has had and continues to have multiple annual contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas with Dominion which total 520,000 MCF through October 2015 at various monthly weighted-average pricing provisions averaging approximately $3.26 per MCF, net of estimated regional basis adjustments.

The Company also has had and continues to have multiple annual contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas with IGS which total 260,000 MCF through October 2015 at various monthly weighted-average pricing provisions averaging approximately $3.27 per MCF, net of estimated regional basis adjustments.

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed prices is sold at the month’s closing price at Henry Hub, which is the location for pricing NYMEX, plus or minus regional basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. As of December 31, 2014, natural gas purchased by Dominion covers production from approximately 470 gross operated wells, while natural gas purchased by IGS covers production from approximately 200 gross operated wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Inflation and Changes in Prices.”

Since the second half of 2013, the market price for natural gas in the Appalachian Basin has experienced a decline relative to the price at Henry Hub primarily as a result of regional basis adjustments resulting from the increased supply of natural gas in the Ohio and Pennsylvania regions. Changes in the market price for natural gas, including basis, impact the Company’s revenues, earnings and liquidity. The Company is unable to predict potential future movements in the market price for natural gas, including regional basis, and thus cannot predict the ultimate impact of prices on its operations.

During 2014, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than Dominion and IGS, who’s purchases of natural gas from operated wells accounted for approximately 46% and 20%, respectively, of the Company’s consolidated natural gas sales. The Company expects that Dominion and IGS will be the only material natural gas purchasers during fiscal year 2015.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas and the continued oversupply of domestic natural gas have, at times, including 2014, resulted in a curtailment in exploration for and development of oil and gas properties.

There is also extensive competition in the market for gas produced by the Company. Increases in energy consumption have at times brought about a shortage in energy supplies. This, in turn, has resulted in substantial competition for markets historically served by domestic natural gas resources both with alternate sources of energy, such as residual fuel oil, and among domestic gas suppliers. As a result, at times there has been volatility in crude oil and natural gas prices, widespread curtailment of gas production and delays in producing and marketing gas after it is discovered. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term sales contracts priced at spot market prices. See “Marketing” appearing on page 4 herein.

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

Hydraulic Fracturing. Many of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids - usually consisting mostly of water but typically including small amounts of several chemical additives - as well as sand into a well under high pressure in order to create fractures in the formation that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. Such efforts could have an adverse effect on crude oil and natural gas production activities.

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

Employees. As of March 10, 2015, the Company had 18 full-time and 3 part-time employees. These employees primarily are engaged in the following areas of business operations: six in accounting, seven in administration, five in field operations and three in land and lease acquisition.

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

Natural Gas and Crude Oil Reserves. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Western Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date. The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves were $3.28 and $3.43 at December 31, 2014 and 2013 respectively, and the crude oil prices used in the estimation of proved reserves were $90.53 and $94.49 at December 31, 2014 and 2013, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2014, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2014. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2014 or 2013.

Proved Reserves.(1) The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2014.

	Oil (BBLS)	Gas (MCF)
Proved Developed	511,000	23,724,000
Proved Undeveloped	—	—

Total	511,000	23,724,000

(1)	The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2014. A reconciliation of the Company’s proved reserves is included in the Notes to the Consolidated Financial Statements

Production. The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2014 and 2013.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCFS)	per BBL	per MCF	per Equivalent MCF(1)
2014	53,000	2,269,000	$90.91	$3.73	$1.41
2013	62,000	2,846,000	$94.92	$3.84	$1.25

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells. The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2014.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
372	1,073	1,445	207	673	880

(1)	Oil wells are those wells which generated the majority of their revenues from crude oil production during 2014; gas wells are those wells which generated the majority of their revenues from natural gas production during 2014.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2014, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2014, discounted to present value at 10%.

(Thousands)
Future cash inflows from sales of oil and gas	$124,127
Future production and development costs	(60,296)
Future asset retirement obligations, net of salvage	(16,506)
Future income tax expense	(1,159)

Future net cash flows	46,166
Effect of discounting future net cash flows at 10% per annum	(18,009)

Standardized measure of discounted future net cash flows	$28,157

(1)	See the Notes to the Consolidated Financial Statements for additional information.

Acreage. The Company had approximately 58,700 gross developed acres and 38,000 net developed acres as of December 31, 2014. Developed acreage is that acreage assignable to productive wells. The Company had approximately 394 gross and net proved undeveloped acres as of December 31, 2014.

Drilling Activity. The following table sets forth the results of drilling activities during 2014 and 2013 on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net
2014	1.00	0.18	—	—
2013	6.00	1.86	—	—

(1)	All wells are located in the United States. All wells are development wells.

No exploratory wells were drilled.

Present Activities. The Company has participated with a joint venture partner in the drilling of one gross well since December 31, 2014. The Company’s net share of this well is 10.7%. The well has not yet been completed and there is no established timeframe as of March 10, 2015 as to when the well will begin producing. As of March 10, 2015, the Company had no other wells in process of being drilled.

Delivery Commitments. The Company has entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain operated contract wells. The operated contract wells comprised approximately 66% of the Company’s consolidated natural gas sales during 2014. In addition, the Company has entered into other various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of EEI and EMC as of March 10, 2015 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC
William A. Siskovic	59	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	40	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

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

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2015, there were 5,601,003 Units held by 1,396 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company has paid a quarterly distribution every quarter since July 1991. The Company paid total quarterly cash distributions of $1.25 and $1.75 per Unit during 2014 and 2013, respectively. Based upon the current number of Units outstanding, the aggregate value of a quarterly distribution of $0.25 per Unit made to our holders of record (“Holders”) would amount to approximately $1,417,000. The Company made a quarterly distribution of $0.25 per Unit in January 2015 and currently intends to make a distribution of $0.125 per Unit in April 2015. While the Company also currently intends to make additional quarterly distributions in July and October 2015, no assurances can be provided that these future intended quarterly distributions will actually be made.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 11,964 and 9,460 of its Units of limited partnership interest at a price of $6.51 and $4.92 per Unit pursuant to the terms of the Company’s Offers to Purchase dated April 30, 2014 and 2013, respectively. See Note 3 in the Company’s consolidated financial statements for additional information on the Repurchase Right.

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

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Amount %		Amount %
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$23,661	43%	$23,853	42%
Property and equipment (net)	31,753	57	32,011	57
Other	258	—	284	1

Total	$55,672	100%	$56,148	100%

Deferred income taxes	$194	—%	$214	—%
Long-term liabilities	11,764	21	7,976	14
Partners’ equity	43,714	79	47,958	86

Total	$55,672	100%	$56,148	100%

Working capital surplus of $23.7 million as of December 31, 2014 represented a $192,000 decrease from December 31, 2013 due primarily to a decrease in accounts receivable from production, offset somewhat by an increase in cash and equivalents. The decrease in accounts receivable from production is the combined result of decreases in crude oil and natural gas volumes produced and lower crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The primary reason for the decrease in crude oil and natural gas volumes produced during the current receivable production period as compared to the prior comparable receivable production period is the result of additional operated oil and gas properties being voluntarily shut-in.

Property and equipment of $31.8 million as of December 31, 2014 represented a $258,000 decrease from December 31, 2013 due primarily to $3.5 million of depreciation, depletion and amortization and $107,000 of write down/impairment and abandonment of crude oil and natural gas properties recognized in 2014, offset somewhat by $3.4 million of additions to property and equipment, $3.1 million of which resulted from revisions in estimated cash flows related to asset retirement obligations as measured at December 31, 2014.

Long-term liabilities of $11.8 million as of December 31, 2014 represented an increase of $3.8 million from December 31, 2013 due primarily to a $3.7 million increase in asset retirement obligations. The increase in asset retirement obligations is primarily attributed to $643,000 of accretion expense recognized in 2014 to adjust the liabilities to their present value and $3.1 million of revisions in estimated cash flows as measured at December 31, 2014.

The Company had a revolving credit facility with Bank One, N.A. that expired in 2003, and has had no borrowings since that time. The Company expects to have more than $3 million of cash available to fund the Repurchase Right in 2015. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. The Company cannot provide any assurance as to the availability of any such line of credit under current market conditions. The Company repurchased 11,964 Units and 9,460 Units at prices of $6.51 per Unit and $4.92 per Unit in June 2014 and June 2013, respectively.

Cash Flows from Operating, Investing and Financing Activities

The Company generated the majority of its cash sources from operating activities during 2014 and 2013. During 2014, cash provided by operations was used primarily to fund distributions to Unitholders. During 2013, cash provided by operations was used primarily to fund the development of additional oil and gas properties and distributions to Unitholders.

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013:

	2014		2013
	Dollars %		Dollars %
	(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$2,884	35%	$8,612	75%
Adjustments	4,274	53	1,954	17

Cash flow from operations before working capital changes	7,158	88	10,566	92
Changes in working capital	1,004	12	(499)	(4)

Net cash provided by operating activities	8,162	100	10,067	88

Investing Activities:
Payments received on notes receivables from employees	83	1	92	1
Advances disbursed to employees	(10)	—	(34)	—
Purchase of property and equipment	(234)	(3)	(1,141)	(10)
Proceeds from sale of property and equipment	18	—	39	—

Net cash used in investing activities	(143)	(2)	(1,044)	(9)

Financing Activities:
Distributions	(7,088)	(87)	(9,934)	(87)
Repurchase of Units	(78)	—	(47)	—
Proceeds from options exercised	39	—	23	—

Net cash used in financing activities	(7,127)	(87)	(9,958)	(87)

Net change in cash and equivalents	$892	11%	$(935)	(8)%

Note:	All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes during 2014 and 2013 represented 88% and 92% of total cash sources,

respectively. The decrease in cash flow from operations before working capital changes as a percentage of total cash sources in 2014, as compared to the prior comparable period, was primarily due to less crude oil and natural gas sales during 2014 as compared to 2013. Changes in working capital other than cash and equivalents increased cash by $1.0 million during 2014 and decreased cash by $499,000 during 2013. The $1.0 million increase in cash resulting from changes in working capital other than cash and equivalents in 2014 was primarily the result of a decrease in accounts receivable from production and an increase in accounts payable. The decrease in accounts receivable from production is the combined result of decreases in crude oil and natural gas volumes produced and lower crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The increase in accounts payable is primarily due to an increase in production and other related payables at December 31, 2014, as compared to the prior comparable period. The $499,000 decrease in cash resulting from changes in working capital other than cash and equivalents in 2013 was primarily the result of decreases in accounts payable and accrued expenses, offset somewhat by the effect of a decrease in accounts receivable from production. Accounts payable decreased primarily due to less payables due for production and related other expenses and less payables due to outside working interest parties in association with proceeds held for their share of Contingent Leases at December 31, 2013, as compared to the prior comparable period. Accrued expenses decreased primarily due to less expenses accrued in association with payroll and retirement plan contributions and federal taxes at December 31, 2013, as compared to the prior comparable period. Accounts receivable from production decreased primarily due to less natural gas volumes produced during the fourth quarter of 2013 as compared to the prior comparable period. See “ITEM 1. BUSINESS, Sales of Deep Rights” for further discussion of Contingent Leases.

The Company’s cash flows used in investing activities were $143,000 and $1.0 million in 2014 and 2013, respectively. The variance was primarily the result of less purchases of property and equipment in 2014 as compared to 2013.

The Company’s cash flows used in financing activities were $7.1 million and $10.0 million in 2014 and 2013, respectively. The variance was primarily the result of less quarterly distributions paid to Unitholders in 2014 as compared to 2013.

The Company’s ending cash and equivalents balance of $25.4 million at December 31, 2014, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has established a quarterly distribution and management intends to continue making such quarterly distributions through 2015, though no assurances can be provided that these future intended quarterly distributions will actually be made. The Company has paid a quarterly distribution every quarter since July 1991. The Company made a distribution of $1.4 million in January 2015 and currently intends to distribute an additional $709,000 in April 2015 from existing cash and equivalents.

Capital expenditures for the development of oil and gas properties decreased during 2014 as compared to the prior comparable period, as the Company participated in the drilling of one new oil and gas property during 2014. The Company’s share of proved gas reserves decreased by 3.9 BCF, or 14%, between December 31, 2014 and December 31, 2013, while proved oil reserves decreased by 75,000 barrels, or 13%, between December 31, 2014 and December 31, 2013.

The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves decreased by $13.5 million between December 31, 2014 and December 31, 2013. The primary reasons for this decrease were due to sales of crude oil and natural gas during 2014, and decreases in crude oil and natural gas prices and the related downward revisions in quantities of natural gas reserves between December 31, 2014 and 2013. These factors were offset somewhat by the effect of accretion of the December 31, 2013 discount. Management believes the Company will likely drill or participate in the drilling of less than 10 net wells during 2015.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company repurchased 11,964 and 9,460 Units during 2014 and 2013 pursuant to the Repurchase Right at a price of $6.51 and $4.92 per Unit, respectively. The Repurchase Right to be conducted in 2015 is expected to result in Unitholders being offered a price of $4.56 per Unit. The Company believes existing cash flows will be sufficient to fund the 2015 offering pursuant to the Repurchase Right if fully subscribed.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2014 and 2013. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,
	2014	2013
Revenues:
Crude oil and natural gas sales	96%	96%
Well management and operating	4	4

Total revenues	100	100

Expenses:
Production costs	26	23
Well management and operating	2	2
Depreciation, depletion and amortization	25	21
Accretion expense	5	2
General and administrative expense	21	16

Total expenses	79	64

Gain on sale of deep rights	—	16

Income taxes	—	(3)

Net income	21%	49%

Revenues for the year ended December 31, 2014 decreased $3.6 million, or 21%, compared to the prior comparable period. This decrease was due primarily to a decrease in crude oil and natural gas sales during 2014 as compared with 2013.

Crude oil and natural gas sales decreased $3.6 million, or 21%, from 2013 to 2014. This decrease was the combined result of decreases in crude oil and natural gas volumes produced and lower crude oil and natural gas prices received during 2014 as compared to 2013. The average price received per MCF of natural gas decreased from $3.84 in 2013 to $3.73 in 2014. The average price received per BBL of crude oil decreased from $94.92 in 2013 to $90.91 in 2014. The Company’s natural gas production decreased by 577,000 MCF, or 20%, while crude oil production decreased by 9,000 BBLS, or 15%, from 2013 to 2014. Natural gas sales accounted for 64% and 65% of total crude oil and natural gas sales in 2014 and 2013, respectively. The primary reason for the decrease in crude oil and natural gas volumes produced during 2014 as compared to 2013 is the result of additional operated oil and gas properties being voluntarily shut-in that weren’t otherwise shut-in during the prior comparable period.

Production costs decreased $363,000, or 9%, from 2013 to 2014. This decrease was primarily due to less operating fees incurred relative to additional properties being voluntarily shut-in during 2014 that were producing during the prior comparable period. Other various production costs that decreased in 2014 relative to the prior comparable period include ad valorem taxes, tank, line and meter repairs and maintenance and water hauling expenses.

Depreciation, depletion and amortization (“DD&A”) decreased $141,000, or 4%, from 2013 to 2014. The primary reason for the decrease is the result of a significant decline in crude oil and natural gas volumes produced during 2014 as compared to the prior comparable period. The Company had a 20% decline in natural gas volumes produced and a 15% decline in crude oil volumes produced in 2014 as compared to the prior comparable period. The effect of declined production volumes on DD&A was offset somewhat by the effect of lower natural gas and crude oil reserves as of the most recent valuation date, December 31, 2014, as compared to the prior valuation date, December 31, 2013. The decrease in natural gas and crude oil reserves was primarily the result of lower natural gas and crude oil prices used to value reserves at December 31, 2014 as compared to the prior comparable valuation date. The lower natural gas and crude oil prices contributed to decreasing the average economic life of the Company’s oil and gas properties as compared to their prior valuation date.

Accretion expense increased $236,000, or 58%, from 2013 to 2014. The primary reason for this increase is the result of decreases to economic lives of many of the Company’s oil and gas properties resulting from lower natural gas reserves as of the most recent valuation date, December 31, 2014. Present value measurement is used to report the asset retirement obligations of the Company. As time passes and asset retirement dates approach, the present value of the expected future liability will increase along with the reported amount of the asset retirement obligations.

General and administrative expense increased $161,000, or 6%, from 2013 to 2014. The primary reasons for this increase are due to higher overhead expenses associated with ongoing administration. Specific categories of expenses that have increased during 2014 as compared to the prior comparable period include legal fees, computer hardware and software costs, employee payroll and benefits, bank fees and communications.

The Company recognized a gain on sale of deep rights of $2.8 million during 2013 in association with the sale of deep mineral interests in certain Ohio properties (the “Disposition”). The Disposition included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold.

All current income tax expenses incurred by the Company during 2014 were offset by deferred income tax benefits. Income tax expenses were $514,000 during 2013 and consisted primarily of deferred income taxes associated with revenue recognized in conjunction with the Disposition.

The Company reported net income of $2.9 million during 2014, a decrease of $5.7 million, or 67%, from the prior comparable period. The primary reasons for the decrease are decreases in crude oil and natural gas sales and gain on sale of deep rights and increases in accretion expense and general and administrative expense, offset somewhat by decreases in production costs, DD&A and income tax expense. Net income represented 21% and 49% of total revenues during the years ended December 31, 2014 and 2013, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $3.4 million and $3.5 million during 2014 and 2013, respectively.

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

The estimated liability is based on historical experience in dismantling, plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to dismantle, plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of dismantlement, plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding dismantlement, plugging and abandonment requirements; and other factors. At December 31, 2014, the Company made revisions in estimates of plugging costs and remaining lives of wells.

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

Revenue Recognition. The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2014 or 2013. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met.

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

While the cost of operations is affected by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2015, $44.29 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2014 was $3.73 per MCF, a decrease of $0.11 per MCF as compared to 2013. The Company’s average price of natural gas during 2013 was $3.84 per MCF, an increase of $0.21 per MCF as compared to 2012. The Company’s average price of natural gas during 2012 was $3.63 per MCF, a decrease of $1.67 per MCF as compared to 2011. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2015 at $2.89 per MCF and the regional basis adjustment settled for the month of March 2015 at $(0.85) per MCF, resulting in a net regional market price of $2.04 per MCF. The majority of the Company’s natural gas from operated wells is currently sold under short-term contracts where the price is determined using current NYMEX prices plus or minus a regional basis adjustment. The Company at times will lock-in a monthly price for certain volume commitments over certain time periods. Excess natural gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price plus or minus a current regional basis adjustment.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows increasing from $49.7 million at December 31, 2009 to $61.2 million at December 31, 2010, decreasing to $60.6 million at December 31, 2011, decreasing to $33.5 million at December 31, 2012, increasing to $41.7 million at December 31, 2013, and decreasing to $28.2 million at December 31, 2014.

The Company’s Standardized Measure of Discounted Future Net Cash Flows decreased by $13.5 million from December 31, 2013 to December 31, 2014. A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached pages F-1 to F-26.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

EVERFLOW EASTERN PARTNERS, L. P.

2014 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L.P.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L.P. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, partners’ equity, and cash flows for the years then ended. Everflow Eastern Partners, L.P.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L.P. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maloney + Novotny LLC

Cleveland, Ohio
March 27, 2015

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash and equivalents	$25,353,579	$24,461,680
Accounts receivable:
Production	1,461,882	2,195,519
Joint venture partners	6,775	10,623
Employees’ notes receivable	70,000	95,000
Other	56,438	139,681

Total current assets	26,948,674	26,902,503

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	177,223,180	174,811,480
Pipeline and support equipment	631,757	666,667
Corporate and other	2,114,844	2,092,582

	179,969,781	177,570,729
Less accumulated depreciation, depletion, amortization and write down	148,217,198	145,560,225

	31,752,583	32,010,504

OTHER ASSETS
Employees’ notes receivable	70,549	118,262
Other	187,302	165,279

	257,851	283,541

	$58,959,108	$59,196,548

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,819,932	$1,684,610
Accrued expenses	1,466,931	1,364,183

Total current liabilities	3,286,863	3,048,793

DEFERRED INCOME TAXES	194,000	214,000

JOINT VENTURE PARTNER ADVANCES	956,072	880,270

ASSET RETIREMENT OBLIGATIONS	10,808,044	7,095,841

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,601,003 and 5,606,985 Units, respectively	43,196,649	47,390,528

GENERAL PARTNER’S EQUITY	517,480	567,116

Total partners’ equity	43,714,129	47,957,644

	$58,959,108	$59,196,548

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014 and 2013

	2014	2013
REVENUES
Crude oil and natural gas sales	$13,247,538	$16,804,745
Well management and operating	582,134	620,583
Other	10,531	12,426

Total revenues	13,840,203	17,437,754

DIRECT COST OF REVENUES
Production costs	3,655,764	4,018,918
Well management and operating	287,419	371,109
Depreciation, depletion and amortization	3,405,318	3,546,003
Accretion expense	642,799	406,479
Write down/impairment and abandonment of crude oil and natural gas properties	107,018	34,385

Total direct cost of revenues	8,098,318	8,376,894

GENERAL AND ADMINISTRATIVE EXPENSE	2,906,989	2,745,658

Total cost of revenues	11,005,307	11,122,552

INCOME FROM OPERATIONS BEFORE GAIN ON SALE OF DEEP RIGHTS	2,834,896	6,315,202

GAIN ON SALE OF DEEP RIGHTS	—	2,761,705

INCOME FROM OPERATIONS	2,834,896	9,076,907

OTHER INCOME
Interest income	42,821	50,246
Gain (loss) on sale of property and equipment	4,791	(1,599)

	47,612	48,647

INCOME BEFORE INCOME TAXES	2,882,508	9,125,554

INCOME TAX EXPENSE (BENEFIT)
Current	18,963	25,020
Deferred	(20,000)	489,000

	(1,037)	514,020

NET INCOME	$2,883,545	$8,611,534

Allocation of Partnership Net Income
Limited Partners	$2,849,428	$8,509,742
General Partner	34,117	101,792

	$2,883,545	$8,611,534

Net income per unit	$0.51	$1.52

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2014 and 2013

	2014	2013
PARTNERS’ EQUITY – JANUARY 1	$47,957,644	$49,303,756

Net income	2,883,545	8,611,534

Quarterly cash distributions ($1.25 per unit in 2014 and $1.75 per unit in 2013)	(7,088,117)	(9,934,375)

Repurchase of Units	(77,886)	(46,543)

Options exercised	38,943	23,272

PARTNERS’ EQUITY – DECEMBER 31	$43,714,129	$47,957,644

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,883,545	$8,611,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,495,201	3,635,345
Accretion expense	642,799	406,479
Write down/impairment and abandonment of crude oil and natural gas properties	107,018	34,385
Gain on sale of deep rights	—	(2,761,705)
(Gain) loss on sale of property and equipment	(4,791)	1,599
Deferred income taxes	(20,000)	489,000
Changes in assets and liabilities:
Accounts receivable	737,485	76,348
Other current assets	83,243	(13,150)
Other assets	(22,023)	(5,680)
Accounts payable	135,322	(385,253)
Accrued expenses	48,703	(176,726)
Joint venture partner advances	75,802	154,510

Total adjustments	5,278,759	1,455,152

Net cash provided by operating activities	8,162,304	10,066,686

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on notes receivables from employees	82,778	92,080
Advances disbursed to employees	(10,065)	(33,875)
Purchase of property and equipment	(234,058)	(1,141,182)
Proceeds from sale of property and equipment	18,000	38,500

Net cash used in investing activities	(143,345)	(1,044,477)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(7,088,117)	(9,934,375)
Repurchase of Units	(77,886)	(46,543)
Proceeds from options exercised	38,943	23,272

Net cash used in financing activities	(7,127,060)	(9,957,646)

NET CHANGE IN CASH AND EQUIVALENTS	891,899	(935,437)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	24,461,680	25,397,117

CASH AND EQUIVALENTS AT END OF PERIOD	$25,353,579	$24,461,680

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$11,131	$247,932

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.	Organization – Everflow Eastern Partners, L.P. (“Everflow”) is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production. Everflow was formed to consolidate the business and crude oil and natural gas properties of Everflow Eastern, Inc. (“EEI”) and subsidiaries and the crude oil and natural gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI (“EEI Programs” or the “Programs”).

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

B.	Principles of Consolidation – The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

C.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates impacting the Company’s financial statements include revenue and expense accruals and oil and gas reserve quantities. In the oil and gas industry, and especially as related to the Company’s natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product. Consequently, accounts receivable from production and crude oil and natural gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in subsequent period’s financial results. As is typical in the oil and gas industry, a significant portion of the Company’s accounts receivable from production and crude oil and natural gas sales consists of unbilled receivables. Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of crude oil and natural gas wells and also impact the timing and costs associated with asset retirement obligations. The Company’s estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company’s results of operations and financial position.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

D.	Fair Value of Financial Instruments – The fair values of cash and equivalents, accounts and notes receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company’s long-term obligations approximate their fair value. In accordance with generally accepted accounting principles, rates available to the Company at the balance sheet dates are used to estimate the fair value of existing obligations.

E.	Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $956,072 and $880,270 of joint venture partner advances at December 31, 2014 and 2013, respectively, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

F.	Property and Equipment – The Company uses the successful efforts method of accounting for oil and gas exploration and production activities. Under successful efforts, costs to acquire mineral interests in oil and gas properties, to drill and equip development wells and related asset retirement costs are capitalized. Costs of development wells (on properties the Company has no further interest in) that do not find proved reserves and geological and geophysical costs are expensed. The Company has not participated in exploratory drilling and owns no interest in unproved properties.

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $3,362,240 and $3,493,540 during 2014 and 2013, respectively.

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

undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company’s independent reserve engineer’s estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value, using the income approach, as the properties’ discounted estimated future net cash flows. The key assumptions above are not observable in the market and therefore the fair value of the oil and gas properties is classified as Level 3. The Company wrote down crude oil and natural gas properties by $107,018 and $34,385 during 2014 and 2013, respectively, to provide for impairment and abandonment on certain of its crude oil and natural gas properties.

Additions to proved properties include changes to asset retirement obligations (see Note 1.G).

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,536,288 – 39 to 40 years). Depreciation on pipeline and support equipment amounted to $43,078 and $52,463 for the years ended December 31, 2014 and 2013, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $89,883 and $89,342 for the years ended December 31, 2014 and 2013, respectively.

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

will likely occur due to: changes in estimates of dismantlement, plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding plugging and abandonment requirements; and other factors. At December 31, 2014, the Company made revisions in estimates of plugging costs and remaining lives of wells.

The Company has no assets legally restricted for purposes of settling asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

The schedule below is a reconciliation of the Company’s liability for the years ended December 31:

	2014	2013
Beginning of period	$7,395,841	$6,996,744
Liabilities incurred	819	6,295
Liabilities settled	(54,045)	(13,677)
Accretion expense	642,799	406,479
Revisions in estimated cash flows	3,122,630	—

End of period	$11,108,044	$7,395,841

The current portion of asset retirement obligations of $300,000 at December 31, 2014 and 2013, respectively, is included in accrued expenses in the Company’s consolidated balance sheets.

H.	Revenue Recognition – The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2014 or 2013. Other revenue is recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Substantially all of the Company’s gain on sale of deep rights recognized during 2013 represents funds previously recognized as deferred revenue.

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

the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Accounts and notes receivable from joint venture partners and employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees (see Note 6). Accounts payable to joint venture partners consist principally of deposits received from joint venture partners for drilling and development costs not yet incurred (see Note 2). The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

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

As referred to in Note 4, EEI accounts for income taxes under generally accepted accounting principles, which require income taxes be provided for all items (as they relate to EEI) in the consolidated statements of income regardless of the period when such items are reported for income tax purposes. Therefore, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of certain EEI assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment.

The Company believes that it has appropriate support for any tax positions taken and, as such, does not have any uncertain tax positions that are material to the financial statements. The Company’s tax returns are subject to examination by the Internal Revenue Service, as well as various state and local taxing authorities, generally for three years after they are filed.

J.	Allocation of Income and Per Unit Data – Under the terms of the limited partnership agreement, initially 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the general partner. Such allocation has changed and will likely change in the future as Unitholders elect to exercise the Repurchase Right and select officers and employees elect to exercise options (see Note 3).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each year presented. Average outstanding Units for earnings per Unit calculations amount to 5,603,994 and 5,609,350 in 2014 and 2013, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

K.	Subsequent Events - Everflow paid a cash distribution in January 2015 of $0.25 per Unit. The distribution amounted to approximately $1,417,000.

L.	New Accounting Standards – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or operations.

Note 2.	Current Liabilities

The Company’s accounts payable and accrued expenses consist of the following at December 31:

	2014	2013
Accounts Payable:
Production and related other	$1,420,238	$1,274,763
Other	288,521	287,460
Joint venture partner deposits	111,173	122,387

	$1,819,932	$1,684,610

Accrued Expenses:
Payroll and retirement plan contributions	$1,055,255	$963,783
Current portion of asset retirement obligations	300,000	300,000
Other	80,300	72,200
Federal, state and local taxes	31,376	28,200

	$1,466,931	$1,364,183

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2015 Repurchase Right, based upon the December 31, 2014 calculation, is estimated to be $4.56 per Unit, net of the distributions made in January 2015 ($0.25 per Unit) and expected to be made in April 2015 ($0.125 per Unit).

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to repurchase certain Units to select officers and employees (the “Option Plan Participants”). The purpose of the Option Plan is to assist the Company in attracting and retaining officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the Option Plan Participants with the financial interests of the Unitholders. In June 2014 and 2013, the Company granted options to officers and an employee. All options granted were exercised on the same date. Compensation expense associated with these grants was not material to the financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity (Continued)

Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Plan (collectively the “Units Activity”) for the three years ended December 31, 2014, are as follows:

Year	Price for Repurchase Right	Less Interim Distributions	Net Price Paid	Units Repurchased	Units Issued	Units Outstanding Following Units Activity
2012	$9.17	$0.88	$8.29	9,414	4,707	5,611,715
2013	$5.92	$1.00	$4.92	9,460	4,730	5,606,985
2014	$7.01	$0.50	$6.51	11,964	5,982	5,601,003

All Units repurchased pursuant to the Repurchase Right were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at December 31, 2014 or 2013 that would potentially dilute net income per Unit.

Note 4.	Provision for Income Taxes

A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of income follows:

	Year Ended December 31,
	2014		2013
	Amount	%	Amount	%
Provision based on the statutory rate	$980,000	34.0	$3,103,000	34.0

Tax effect of:
Non-taxable status of the Programs and Everflow	(981,000)	(34.0)	(2,517,000)	(27.6)
Excess statutory depletion	(53,000)	(1.8)	(55,000)	(0.6)
Graduated tax rates, permanent differences between book and tax items, tax credits and other - net	52,963	1.8	(16,980)	(0.2)

Total	$(1,037)	—	$514,020	5.6

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Provision for Income Taxes (Continued)

As referred to in Note 1, EEI accounts for current and deferred income taxes under the provisions of generally accepted accounting principles. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI’s proved properties and deferred revenue. The Company recognized $509,000 of deferred income tax expense during 2013 related to deferred tax assets recognized at December 31, 2012. The Company recognized $20,000 of deferred income tax benefit during 2014 and 2013, respectively, related to deferred tax liabilities recognized at December 31, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company recognized deferred tax liabilities of $194,000 and $214,000, respectively.

Note 5.	Retirement Plans

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached the age of 21 and completed one year of service (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees’ contributions to the Defined Contribution Plan as annually determined by EMC’s Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC’s Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company’s total contributions to the Defined Contribution Plan amounted to approximately $212,000 and $224,000 for the years ended December 31, 2014 and 2013, respectively.

The Company has a qualified non-contributory cash balance defined benefit retirement plan covering certain eligible employees (the “Pension Plan”, or the “Plan”). Participants accumulate annual service credits as determined by their participation level according to the plan document and become fully vested after three years of service, including credits given for prior service. Interest is accrued on these accumulated amounts at an annual rate of 5%.

Net periodic benefit cost recognized in the consolidated statements of income consists of the following during the years ended December 31:

	2014	2013
Service cost	$323,900	$308,500
Interest cost	30,700	14,500
Expected return on plan assets	(27,300)	(18,500)

Net periodic benefit cost	$327,300	$304,500

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Retirement Plans (Continued)

The projected benefit obligation (the “PBO”) and accumulated benefit obligation are determined as the actuarial present value of the vested benefits to which the employees are currently entitled but based on their expected date of separation or retirement. The change in the projected benefit obligation of the Pension Plan and the change in assets at fair value are as follows during the years ended December 31:

	2014	2013
Change in PBO:

PBO, beginning of year	$620,000	$290,500
Service cost	323,900	308,500
Interest cost	30,700	14,500
Actuarial loss	19,200	8,500
Benefits paid	(3,100)	(2,000)

PBO, end of year	990,700	620,000

Change in Plan assets:

Fair value, beginning of year	301,500	1,000
Actual return on plan assets	23,700	13,500
Company contributions	318,500	289,000
Benefits paid	(3,100)	(2,000)

Fair value, end of year	$640,600	$301,500

Funded status at December 31	$(350,100)	$(318,500)

The Company’s funding policy is to fund at least the amount actuarially determined necessary to comply with the minimum funding standards as defined by the Employee Retirement Income Security Act. The entire underfunded amounts at December 31, 2014 and 2013, which are recognized as accrued expenses in the consolidated balance sheets, were funded in March of their subsequent years and no other contributions are expected to be made in 2015.

Assumptions used in accounting for the projected benefit obligations at December 31, 2014 and 2013 include a discount rate of 5% and long-term asset return of 7%.

The Plan’s investment policy reflects the long-term nature of the plan’s funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. As such, the Plan’s assets, which are classified as Level 1 assets, were invested in a publicly traded mutual fund with a domestic blend of stocks and bonds at December 31, 2014 and 2013.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Retirement Plans (Continued)

Future benefit payments, which reflect expected future service, as appropriate, are estimated to be $40,000 in the aggregate over the next five years and $1,666,300 in the aggregate over the next five years thereafter.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at December 31, 2014.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At December 31, 2014 and 2013, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2014. In addition, two subsequent addenda extending additional two-year payment terms to certain notes are outstanding at December 31, 2014. Employee notes receivables, including accrued interest, amounted to $140,549 and $213,262 at December 31, 2014 and 2013, respectively.

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

Natural gas sales accounted for 64% and 65% of total crude oil and natural gas sales in 2014 and 2013, respectively. Approximately 72% of total crude oil and natural gas sales were derived from operated wells in 2014 and 2013, respectively. The Company had two significant purchasers of natural gas production from operated wells for the years ended December 31, 2014 and 2013. Natural gas sales to these significant purchasers as a percentage of consolidated crude oil and natural gas sales were as follows:

Natural Gas Purchaser	2014	2013
Dominion Field Services, Inc. (“Dominion”)	29%	31%
Interstate Gas Supply, Inc. (“IGS”)	13	13

	42%	44%

As of December 31, 2014, natural gas purchased by Dominion covers production from approximately 470 gross operated wells, while natural gas purchased by IGS covers production from approximately 200 gross operated wells. Production purchased by Dominion and IGS from operated wells comprised approximately 66% and 67% of the Company’s consolidated natural gas sales in 2014 and 2013, respectively.

Substantially all of the Company’s crude oil production from operated wells is purchased by Ergon Oil Purchasing, Inc. (“Ergon Oil”).

The Company’s production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company’s production accounts receivable is due from the Company’s major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management’s review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2014 and 2013. The Company expects that Dominion, IGS and Ergon Oil will continue to be the only major customers for natural gas and crude oil production from its operated wells in 2015. Historically, the Company has not tracked the purchasers of natural gas and crude oil derived from third party operated wells which may have the same customers.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Business Segments, Risks and Major Customers (Continued)

The Company has multiple annual contracts with Dominion and IGS (the “Major Gas Purchasers”), which obligate the Major Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 780,000 MCF through October 2015 at various monthly weighted-average pricing provisions averaging approximately $3.26 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Major Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Note 8.	Commitments and Contingencies

As referred to in Note 7, the Company has natural gas delivery commitments to Dominion and IGS. Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it may be required to purchase natural gas at market prices to meet such commitments which may result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the gas for redelivery (resale) to its customers.

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at December 31, 2014.

The Company is party to various legal proceedings and claims in the ordinary course of its business. The Company believes certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited)

The following supplemental unaudited oil and gas information is required by generally accepted accounting principles.

The tables on the following pages set forth pertinent data with respect to the Company’s oil and gas properties, all of which are located within the continental United States.

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2014	2013
Proved oil and gas properties	$177,223,180	$174,811,480

Pipeline and support equipment	631,757	666,667

	177,854,937	175,478,147

Accumulated depreciation, depletion, amortization and write down	147,304,820	144,715,506

Net capitalized costs	$30,550,117	$30,762,641

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2014	2013
Property acquisition costs	$13,015	$42,846
Development costs	149,405	956,611

The Company had no purchases of producing oil and gas properties in 2014 or 2013.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2014	2013
Crude oil and natural gas sales	$13,247,538	$16,804,745
Production costs	(3,655,764)	(4,018,918)
Depreciation, depletion and amortization	(3,405,318)	(3,546,003)
Accretion expense	(642,799)	(406,479)
Write down/impairment and abandonment of crude oil and natural gas properties	(107,018)	(34,385)

	5,436,639	8,798,960

Income tax expense	19,000	25,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$5,417,639	$8,773,960

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company’s consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil (BBLS)	Gas (MCFS)
Balance, January 1, 2013	579,000	25,644,000
Extensions, discoveries and other additions	25,000	177,000
Production	(62,000)	(2,846,000)
Revision of previous estimates	44,000	4,678,000

Balance, December 31, 2013	586,000	27,653,000
Extensions, discoveries and other additions	2,000	8,000
Production	(53,000)	(2,269,000)
Revision of previous estimates	(24,000)	(1,668,000)

Balance, December 31, 2014	511,000	23,724,000

PROVED DEVELOPED RESERVES:

December 31, 2012	579,000	25,644,000
December 31, 2013	586,000	27,653,000
December 31, 2014	511,000	23,724,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. At December 31, 2014 and 2013, the Company had 394 and 498 net proved undeveloped acres, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $214,600 and $341,600 at December 31, 2014 and 2013, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

	December 31,
	2014	2013
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$124,127	$150,370
Future production and development costs	(60,296)	(67,947)
Future asset retirement obligations, net of salvage	(16,506)	(11,668)
Future income tax expense	(1,159)	(1,570)

Future net cash flows	46,166	69,185
Effect of discounting future net cash flows at 10% per annum	(18,009)	(27,524)

Standardized measure of discounted future net cash flows	$28,157	$41,661

CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2014	2013
	(Thousands of Dollars)
Balance, beginning of year	$41,661	$33,543
Extensions, discoveries and other additions	29	1,401
Development costs incurred	42	—
Revision of quantity estimates	(1,538)	5,335
Sales of crude oil and natural gas, net of production costs	(9,592)	(12,786)
Net change in income taxes	226	(118)
Net changes in prices and production costs	(3,912)	5,670
Accretion of discount	4,166	3,354
Other	(2,925)	5,262

Balance, end of year	$28,157	$41,661

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $3.28 and $3.43 at December 31, 2014 and 2013, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $90.53 and $94.49 at December 31, 2014 and 2013, respectively.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Due to limitations on any control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degrees of compliance with our established policies and procedures. Management intends to continue to evaluate and improve internal controls over financial reporting as necessary and appropriate for the Company’s business, however management cannot provide assurance that such improvements will be sufficient to provide effective internal control over financial reporting.

Management is responsible for assessing the effectiveness of our internal controls over financial reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessments, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal control over financial reporting during 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2015 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company founded by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes.

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

EEI has continued its separate existence as a holder of interests in many of the same crude oil and natural gas properties that the Company operates. Many personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions are now employed directly by the Company and discharge the same functions on behalf of the Company. EEI has no employees as of March 10, 2015, and has had no employees for at least the past two years. All of EEI’s outstanding shares are owned by the Company.

Directors and Officers of EEI and EMC. The executive officers and directors of EEI and EMC as of March 10, 2015 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC
Thomas L. Korner	61	Chairman of the Board and director	Chairman of the Board and director

Robert F. Sykes	91	Director	Director

Peter H. Sykes	58	None	Director

William A. Siskovic	59	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	40	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

William A. Siskovic (Chairman)

Thomas L. Korner

Robert F. Sykes

Peter H. Sykes

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2014 were timely made.

ITEM 11.	EXECUTIVE COMPENSATION

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

Overview of 2014 Executive Compensation Components

Components of executive compensation in the 2014 fiscal year for the executive officers of EMC and EEI include the following:

•	base salary

•	annual cash bonuses

•	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2014 are shown in the Summary Compensation Table appearing on page 37 herein.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2014, the Board of Directors set a range of these bonuses between 80% and 150% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2014, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2014, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2015 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 90% and 150% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

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

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees. During June 2014 and 2013, the Company granted a total of 4,786 and 3,784 options, respectively, to executive officers. All options granted were exercised during the same month.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2014 and 2013, of those persons who were at December 31, 2014: (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Options Awards(1)	Other Compensation(2)		Total
William A. Siskovic,	2014	$122,700	$166,000	$—	$262,070	(3)	$550,770
President and Principal	2013	$120,300	$160,000	$—	$244,171	(3)	$524,471
Executive Officer

Brian A. Staebler,	2014	$110,500	$101,000	$—	$120,420	(4)	$331,920
Vice President and	2013	$108,200	$97,000	$—	$115,263	(4)	$320,463
Principal Financial and Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2014 or 2013 in excess of $10,000.

(1)	In June 2014 and 2013, the Company issued William A. Siskovic and Brian A. Staebler each 2,393 and 1,892 options, respectively, to repurchase certain Units at exercise prices of $6.51 per Unit and $4.92 per Unit, respectively. All options granted were exercised on the same date. The value of the options were deemed immaterial and no compensation cost was recognized under FASB ASC Topic 718 for fiscal years 2014 and 2013.
(2)	Includes amounts contributed under the Company’s Defined Contribution Plan in the form of employer-matched contributions and profit sharing contributions, amounts contributed to the Company’s Pension Plan on behalf of the executive officers, and amounts considered taxable wages with respect to personal use of a Company vehicle, the Company’s Group Term Life Insurance Plan, and additional supplemental life insurance. Additional terms of the Defined Contribution Plan and Pension Plan are described in the section entitled “Retirement Plans” appearing on page 38 herein.
(3)	During fiscal years ended December 31, 2014 and 2013, includes $31,200 and $26,550, respectively, contributed as profit sharing to the Defined Contribution Plan, $7,800 and $7,650 contributed as matching contributions to the Defined Contribution Plan, $215,000 and $202,100, respectively, awarded as benefits to the Pension Plan, $1,500 and $1,306, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,570 and $6,565, respectively, considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.
(4)	During fiscal years ended December 31, 2014 and 2013, includes $25,310 and $24,807, respectively, contributed as profit sharing to the Defined Contribution Plan, $6,330 and $6,156, respectively, contributed as matching contributions to the Defined Contribution Plan, $85,000 and $80,200, respectively, awarded as benefits to the Pension Plan, $2,450 and $2,990, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $1,330 and $1,110, respectively, considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

None of the Named Executive Officers has an employment agreement with the Company.

Outstanding Equity Awards

During June 2014 and 2013, the Company granted a total of 4,786 and 3,784 options, respectively, to executive officers. All options granted were exercised during the same month. There were no outstanding unexercised options as of December 31, 2014 or 2013.

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

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during the 2014 or 2013 fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 10, 2015 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company founded by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes. The General Partner of the Company owns a 1.18% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2015 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

Name of Holder	Units in Company	Percentage of Units in Company(1)	Percentage Interest in Everflow Management Limited, LLC(2)	Percentage Interest in EMC
Directors and Executive Officers
Robert F. Sykes(3) (director of EMC)	158,634	2.83	*	*
William A. Siskovic (officer and director of EMC)	80,872	1.44	16.6667	16.6667
Thomas L. Korner (Chairman of the Board & director of EMC)	64,475	1.15	16.6667	16.6667
Peter H. Sykes(4) (director of EMC)	41,244	0.74	*	*
Brian A. Staebler (officer and director of EMC)	9,460	0.17	8.3333	8.3333

	354,685	6.33	41.6667	41.6667
Other Beneficial Owners of >5% of the Company
David F. Sykes(5)	774,099	13.82	50.0000	50.0000

	1,128,784	20.15	91.6667	91.6667

*	Represents less than one percent.
(1)	Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.18% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).
(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.
(3)	Includes 79,639 Units held by the Robert F. Sykes 2009 Grantor Retained Annuity Trust and 78,995 Units held in the Catherine H. Sykes 2009 Grantor Retained Annuity Trust.
(4)	Includes 41,244 Units held by PHS Associates, a New York limited partnership owned by the family of Peter H. Sykes.
(5)	Includes 732,855 Units, or 13.08% of the Company’s outstanding Units, held by Sykes Associates, LLC, a New York limited liability company located at 60 Brookside Drive, Rochester, NY, 14618 and owned by the four adult children of Robert F. Sykes as members, and 41,244 Units of the Company held by DFS Associates, a New York limited partnership owned by the family of David F. Sykes, who manages Sykes Associates, LLC. David F. Sykes is the son of Robert F. Sykes and is not an officer or director of EMC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. William A. Siskovic made investments in crude oil and natural gas properties during 2014 and 2013 in the amount of $3,720 and $23,580, respectively. Brian A. Staebler made investments in crude oil and natural gas properties during 2014 and 2013 in the amount of $1,860 and $11,790, respectively. Thomas L. Korner made investments in crude oil and natural gas properties during 2014 and 2013 in the amount of $3,720 and $23,580, respectively.

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

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2014 and 2013. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
Audit fees	$168,782	$206,748
Audit related fees	—	—
Tax fees	1,000	6,658
All other fees	—	—

Total	$169,782	$213,406

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, including Interactive Data Files, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. Tax fees include fees for tax planning and tax advice.

The Company has a policy to assure the independence of its registered public accounting firm. Prior to each fiscal year, the audit committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related and other services were pre-approved for 2014 by the audit committee.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Robert F. Sykes	Director	March 27, 2015
Robert F. Sykes

By:	/s/ Peter H. Sykes	Director	March 27, 2015
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 27, 2015
Thomas L. Korner

By:	/s/ William A. Siskovic William A. Siskovic	President, Principal Executive Officer and Director	March 27, 2015

By:	/s/ Brian A. Staebler Brian A. Staebler	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and Director	March 27, 2015

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2008	(4)

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated January 30, 2015 concerning evaluation of oil and gas reserves.

99.2	Audit Committee Charter of Everflow Management Corporation

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

E-1

Exhibit Index

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant’s Registration Statement on Form S-1 (Reg. No. 33-36919).
(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).
(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).
(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).
(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).
(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

E-2