Form 10-Q
period 2015-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2015-05-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 5,601,003 Units of limited partnership interest of the registrant as of May 10, 2015. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2015.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$23,805,903	$25,353,579
Accounts and notes receivable:
Production	1,203,643	1,461,882
Employees (including notes receivable)	44,000	70,000
Joint venture partners	6,902	6,775
Other	52,438	56,438

Total current assets	25,112,886	26,948,674

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	177,323,788	177,223,180
Pipeline and support equipment	631,757	631,757
Corporate and other	2,114,844	2,114,844

	180,070,389	179,969,781

Less accumulated depreciation, depletion, amortization and write down	149,360,952	148,217,198

	30,709,437	31,752,583

OTHER ASSETS
Employees’ accounts and notes receivable	98,921	70,549
Other	188,596	187,302

	287,517	257,851

	$56,109,840	$58,959,108

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,810,637	$1,819,932
Accrued expenses	608,672	1,466,931

Total current liabilities	2,419,309	3,286,863

DEFERRED INCOME TAXES	189,000	194,000

JOINT VENTURE PARTNER ADVANCES	955,783	956,072

ASSET RETIREMENT OBLIGATIONS	10,957,144	10,808,044

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,601,003 Units	41,096,285	43,196,649

GENERAL PARTNER’S EQUITY	492,319	517,480

Total partners’ equity	41,588,604	43,714,129

	$56,109,840	$58,959,108

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
REVENUES
Crude oil and natural gas sales	$1,957,347	$3,617,389
Well management and operating	136,732	151,886
Other	102,477	2,722

Total revenues	2,196,556	3,771,997
DIRECT COST OF REVENUES
Production costs	892,764	1,073,878
Well management and operating	81,279	90,196
Depreciation, depletion and amortization	1,121,454	929,954
Accretion expense	148,100	81,000

Total direct cost of revenues	2,243,597	2,175,028

GENERAL AND ADMINISTRATIVE EXPENSE	671,420	667,255

Total cost of revenues	2,915,017	2,842,283

(LOSS) INCOME FROM OPERATIONS	(718,461)	929,714

INTEREST INCOME	8,961	11,864

(LOSS) INCOME BEFORE INCOME TAXES	(709,500)	941,578

INCOME TAX EXPENSE (BENEFIT)
Current	4,000	5,000
Deferred	(5,000)	(5,000)

Total income tax benefit	(1,000)	—

NET (LOSS) INCOME	$(708,500)	$941,578

Allocation of Partnership Net (Loss) Income
Limited Partners	$(700,113)	$930,444
General Partner	(8,387)	11,134

	$(708,500)	$941,578

Net (loss) income per Unit	$(0.12)	$0.17

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
PARTNERS’ EQUITY - JANUARY 1	$43,714,129	$47,957,644

Net (loss) income	(708,500)	941,578

Cash distributions ($0.25 per unit in 2015 and 2014, respectively)	(1,417,025)	(1,418,521)

PARTNERS’ EQUITY - MARCH 31	$41,588,604	$47,480,701

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(708,500)	$941,578
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1,143,754	952,254
Accretion expense	148,100	81,000
Deferred income taxes	(5,000)	(5,000)
Changes in assets and liabilities:
Accounts receivable	258,112	(31,381)
Other current assets	4,000	28,243
Other assets	(1,294)	(16,152)
Accounts payable	(9,295)	118,460
Accrued expenses	(858,259)	(800,046)
Joint venture partner advances	(289)	68,735

Total adjustments	679,829	396,113

Net cash (used in) provided by operating activities	(28,671)	1,337,691

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	8,649	25,548
Advances disbursed to employees	(11,021)	(2,621)
Purchase of property and equipment	(99,608)	(73,116)

Net cash used in investing activities	(101,980)	(50,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(1,417,025)	(1,418,521)

Net cash used in financing activities	(1,417,025)	(1,418,521)

NET CHANGE IN CASH AND EQUIVALENTS	(1,547,676)	(131,019)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	25,353,579	24,461,680

CASH AND EQUIVALENTS AT END OF PERIOD	$23,805,903	$24,330,661

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$12,270	$11,131

Additions to proved properties reflect changes in asset retirement obligations.

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

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015.

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of March 31, 2015 and December 31, 2014, cash and equivalents include $955,783 and $956,072, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2015 and 2014:

	Asset Retirement Obligations
	Three Months Ended March 31,
	2015	2014
Beginning of period	$11,108,044	$7,395,841
Liabilities incurred	1,000	—
Accretion expense	148,100	81,000

End of period	$11,257,144	$7,476,841

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2015 and December 31, 2014. Other revenues consist of gain on sale of deep rights and other miscellaneous revenues. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Other miscellaneous revenues are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,601,003 and 5,606,985 for the three months ended March 31, 2015 and 2014, respectively.

J.	Subsequent Events - Everflow paid a cash distribution in April 2015 of $0.125 per Unit. The distribution amounted to approximately $709,000.

K.	New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This standard will be effective for financial statements issued by public companies for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 by one year. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Accounts Payable:
Production and related other	$1,412,935	$1,420,238
Other	286,669	288,521
Joint venture partner deposits	111,033	111,173

	$1,810,637	$1,819,932

Accrued Expenses:
Current portion of asset retirement obligations	$300,000	$300,000
Payroll and retirement plan contributions	169,268	1,055,255
Other	115,000	80,300
Federal, state and local taxes	24,404	31,376

	$608,672	$1,466,931

Note 3.	Partners’ Equity

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

applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2015 Repurchase Right, based upon the December 31, 2014 calculation, is expected to be $4.56 per Unit, net of the distributions made in January 2015 ($0.25 per Unit) and April 2015 ($0.125 per Unit).

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to purchase certain Units to select officers and employees. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders.

Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Plan (collectively the “Units Activity”) for each of the last three years are as follows:

	Per Unit					Units Out-standing
	Calculated
	Price for	Less	Net			Following
	Repurchase	Interim	Price	Units	Units	Units
Year	Right	Distributions	Paid	Repurchased	Issued	Activity
2012	$9.17	$0.88	$8.29	9,414	4,707	5,611,715
2013	$5.92	$1.00	$4.92	9,460	4,730	5,606,985
2014	$7.01	$0.50	$6.51	11,964	5,982	5,601,003

All Units repurchased pursuant to the Repurchase Right were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at March 31, 2015 or 2014 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 420,000 MCF through October 2015 at various monthly weighted-average pricing provisions averaging $3.19 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

The Company has significant natural gas delivery commitments to the Gas Purchasers (See Note 4). Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it may be required to purchase natural gas at market prices to meet such commitments which may result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the natural gas for redelivery (resale) to its customers.

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Commitments and Contingencies (continued)

period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at March 31, 2015.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at March 31, 2015.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At March 31, 2015 and December 31, 2014, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2014. In addition, two subsequent addenda extending additional two-year payment terms to certain notes are outstanding at March 31, 2015 and December 31, 2014. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2015), amounted to $142,921 and $140,549 at March 31, 2015 and December 31, 2014, respectively.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2015.

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$22,694	42%	$23,661	43%
Property and equipment (net)	30,709	57	31,753	57
Other	288	1	258	—

Total	$53,691	100%	$55,672	100%

Deferred income taxes	$189	—%	$194	—%
Long-term liabilities	11,913	22	11,764	21
Partners’ equity	41,589	78	43,714	79

Total	$53,691	100%	$55,672	100%

Working capital of $22.7 million as of March 31, 2015 represented a decrease of $967,000 from December 31, 2014, due primarily to decreases in cash and equivalents and accounts receivable from production, offset somewhat by a decrease in accrued expenses. The decrease in cash and equivalents was primarily the result of cash held at December 31, 2014 being used in investing and financing activities during the three months ended March 31, 2015. The decrease in accounts receivable from production was primarily the result of decreases in natural gas and crude oil volumes produced as well as a decrease in crude oil prices received during the current receivable production period as compared to the prior comparable receivable production period, the effect of which was offset somewhat by higher average natural gas prices received during the current receivable production period as compared to natural gas prices received during the prior comparable receivable period. While the Eastern Ohio and Western Pennsylvania regional oil and gas production industry has recently experienced historically depressed natural gas prices, the Company was able to benefit from contracts held with various purchasers of its natural gas during the current receivable production period by strategically limiting its natural gas production from

Company operated wells to volumes that had fixed pricing provisions. Further discussion of the Company’s gas purchase agreements is included below. The Company limited its natural gas production during the current receivable production period primarily by voluntarily shutting in wells. The primary reason for the decrease in natural gas volumes produced during the current receivable production period as compared to the prior comparable receivable production period was the result of additional operated oil and gas properties being voluntarily shut-in. The decrease in accrued expenses was primarily the result of all payroll and retirement contributions accrued at December 31, 2014 having been paid during the three months ended March 31, 2015.

The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2015. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $709,000 in April 2015.

The Company’s cash flow from operations before the change in working capital was $577,000, a decrease of $1.4 million, or 71%, during the three months ended March 31, 2015 as compared to the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $605,000 during the three months ended March 31, 2015 due primarily to a decrease in accrued expenses, offset somewhat by a decrease in accounts receivable. Cash flows used in operating activities was $29,000 for the three months ended March 31, 2015.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, the repurchase of Units pursuant to the 2015 repurchase right and possibly the payment of future quarterly cash distributions. While the Company currently intends to make a quarterly cash distribution in July 2015, no assurances can be provided that this future intended quarterly distribution will actually be made.

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 420,000 MCF through October 2015 at various monthly weighted-average pricing provisions averaging $3.19 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2015 and 2014. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2015	2014
Revenues:
Crude oil and natural gas sales	89%	96%
Well management and operating	6	4
Other	5	—

Total revenues	100%	100%

Expenses:
Production costs	40	28
Well management and operating	4	2
Depreciation, depletion and amortization	51	25
Accretion expense	7	2
General and administrative	30	18

Total expenses	132%	75%

Net (loss) income	(32)%	25%

Revenues for the three month period ended March 31, 2015 decreased $1.6 million, or 42%, as compared to the prior comparable period. The decrease was primarily the result of a decrease in crude oil and natural gas sales, offset somewhat by an increase in other revenues, both as recognized during the three month period ended March 31, 2015 as compared to the prior comparable period.

Crude oil and natural gas sales decreased $1.7 million, or 46%, during the three months ended March 31, 2015 as compared to the prior comparable period. The decrease was primarily the result of less natural gas and crude oil volumes produced and lower average natural gas and crude oil prices received during the three month period ended March 31, 2015 as compared to the prior comparable period. The decrease in natural gas volumes produced during the three month period ended March 31, 2015 as compared to the prior comparable period was primarily the result of Company operated properties being voluntarily shut-in during the three month period ended March 31, 2015 that were not shut-in during the prior comparable period.

The Company recognized $102,000 of other revenues during the three months ended March 31, 2015 primarily as the result of a sale of deep mineral interests associated with 80 acres held by a lease owned by the Company. The Company retained the rights to the shallow portion of the acreage sold.

Production costs decreased $181,000, or 17%, during the three month period ended March 31, 2015 as compared to the prior comparable period. This decrease was primarily the result of less costs associated with oil and gas properties voluntarily shut-in during the three month period ended March 31, 2015 that were not shut-in during the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) increased $192,000, or 21%, during the three months ended March 31, 2015 as compared to the prior comparable period. The primary reasons for the increase are lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three month period ended March 31, 2015 as compared to the prior comparable period. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first three months of 2015 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2015 benchmark prices project to decrease reserves at December 31, 2015, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2014, the prior valuation date. In addition, the Company recognized $3.1 million of additions to proved properties at December 31, 2014 in association with revisions made to estimates of plugging costs and remaining lives of wells associated with asset retirement obligations. The effect that lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted had on DD&A was offset somewhat by lower natural gas and crude oil volumes produced during the three month period ended March 31, 2015 as compared to the prior comparable period.

Accretion expense increased $67,000, or 83%, during the three months ended March 31, 2015 as compared to the prior comparable period. This increase was primarily due to recognition of additional liabilities at December 31, 2014 resulting from a revision in estimates of plugging costs and remaining lives of wells associated with asset retirement obligations.

The Company reported a net loss of $709,000 during the three months ended March 31, 2015, a decrease of $1.6 million as compared to the Company’s reported net income of $942,000 during the three months ended March 31, 2014. The decrease in net income was primarily the result of a decrease in crude oil and natural gas sales and increases in DD&A and accretion expense, offset somewhat by an increase in other revenues and decrease in production costs. The Company’s net loss represented 32% of total revenues during the three month period ended March 31, 2015. The Company’s net income represented 25% of total revenues during the three month period ended March 31, 2014.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Forward-Looking Statements

Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipate,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the ability to locate economically productive oil and gas prospects for development by the Company. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on
Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2014, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: May 13, 2015	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer

(Duly Authorized Officer)