Form 10-Q
period 2015-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2015-08-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

There were 5,587,616 Units of limited partnership interest of the registrant as of August 10, 2015. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2015.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$23,848,992	$25,353,579
Accounts and notes receivable:
Production	905,929	1,461,882
Employees (including notes receivable)	37,000	70,000
Joint venture partners	6,902	6,775
Other	48,438	56,438

Total current assets	24,847,261	26,948,674

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	177,323,788	177,223,180
Pipeline and support equipment	631,757	631,757
Corporate and other	2,114,844	2,114,844

	180,070,389	179,969,781

Less accumulated depreciation, depletion, amortization and write down	150,585,543	148,217,198

	29,484,846	31,752,583

OTHER ASSETS
Employees’ accounts and notes receivable	98,239	70,549
Other	188,662	187,302

	286,901	257,851

	$54,619,008	$58,959,108

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,893,236	$1,819,932
Accrued expenses	667,643	1,466,931

Total current liabilities	2,560,879	3,286,863

DEFERRED INCOME TAXES	184,000	194,000

JOINT VENTURE PARTNER ADVANCES	971,143	956,072

ASSET RETIREMENT OBLIGATIONS	11,108,544	10,808,044

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 and 5,601,003 Units, respectively	39,322,247	43,196,649

GENERAL PARTNER’S EQUITY	472,195	517,480

Total partners’ equity	39,794,442	43,714,129

	$54,619,008	$58,959,108

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Crude oil and natural gas sales	$1,555,638	$3,976,665	$3,512,985	$7,594,054
Well management and operating	130,144	152,252	266,876	304,138
Other	1,933	2,535	104,410	5,257

Total revenues	1,687,715	4,131,452	3,884,271	7,903,449
DIRECT COST OF REVENUES
Production costs	702,556	907,034	1,595,320	1,980,912
Well management and operating	77,417	91,082	158,696	181,278
Depreciation, depletion and amortization	1,202,191	893,018	2,323,645	1,822,972
Accretion expense	151,400	79,600	299,500	160,600

Total direct cost of revenues	2,133,564	1,970,734	4,377,161	4,145,762

GENERAL AND ADMINISTRATIVE EXPENSE	588,203	593,094	1,259,623	1,260,349

Total cost of revenues	2,721,767	2,563,828	5,636,784	5,406,111

(LOSS) INCOME FROM OPERATIONS	(1,034,052)	1,567,624	(1,752,513)	2,497,338

INTEREST INCOME	8,447	12,173	17,408	24,037

(LOSS) INCOME BEFORE INCOME TAXES	(1,025,605)	1,579,797	(1,735,105)	2,521,375

INCOME TAX EXPENSE (BENEFIT)
Current	4,000	5,000	8,000	10,000
Deferred	(5,000)	(5,000)	(10,000)	(10,000)

Total income tax benefit	(1,000)	—	(2,000)	—

NET (LOSS) INCOME	$(1,024,605)	$1,579,797	$(1,733,105)	$2,521,375

Allocation of Partnership Net (Loss) Income
Limited Partners	$(1,012,476)	$1,561,115	$(1,712,589)	$2,491,559
General Partner	(12,129)	18,682	(20,516)	29,816

	$(1,024,605)	$1,579,797	$(1,733,105)	$2,521,375

Net (loss) income per unit	$(0.18)	$0.27	$(0.30)	$0.44

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
PARTNERS’ EQUITY - JANUARY 1	$43,714,129	$47,957,644

Net (loss) income	(1,733,105)	2,521,375

Cash distributions ($0.375 per unit in 2015 and $0.50 per unit in 2014, respectively)	(2,125,538)	(2,837,042)

Repurchase of Units	(122,089)	(77,886)

Options exercised	61,045	38,943

PARTNERS’ EQUITY - JUNE 30	$39,794,442	$47,603,034

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,733,105)	$2,521,375
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,368,345	1,867,572
Accretion expense	299,500	160,600
Deferred income taxes	(10,000)	(10,000)
Changes in assets and liabilities:
Accounts receivable	555,826	(102,826)
Other current assets	8,000	33,243
Other assets	(1,360)	(18,727)
Accounts payable	(48,785)	192,633
Accrued expenses	(799,288)	(744,809)
Joint venture partner advances	15,071	69,090

Total adjustments	2,387,309	1,446,776

Net cash provided by operating activities	654,204	3,968,151

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	17,440	45,338
Advances disbursed to employees	(12,130)	(4,058)
Purchase of property and equipment	(99,608)	(62,184)

Net cash used in investing activities	(94,298)	(20,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,125,538)	(2,837,042)
Proceeds from options exercised	61,045	38,943

Net cash used in financing activities	(2,064,493)	(2,798,099)

NET CHANGE IN CASH AND EQUIVALENTS	(1,504,587)	1,149,148

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	25,353,579	24,461,680

CASH AND EQUIVALENTS AT END OF PERIOD	$23,848,992	$25,610,828

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$12,270	$11,131

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of June 30, 2015 and December 31, 2014, cash and equivalents include $971,143 and $956,072, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2015 and 2014:

	Asset Retirement Obligations
	Six Months Ended June 30,
	2015	2014
Beginning of period	$11,108,044	$7,395,841
Liabilities incurred	1,000	—
Accretion expense	299,500	160,600

End of period	$11,408,544	$7,556,441

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2015 and December 31, 2014. Other revenues consist of gain on sale of deep rights and other miscellaneous revenues. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Other miscellaneous revenues are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,601,003 and 5,606,985 for the three and six months ended June 30, 2015 and 2014, respectively.

J.	Subsequent Events - Everflow paid a cash distribution in July 2015 of $0.25 per Unit. The distribution amounted to approximately $1,414,000.

In July 2015, the Company received approximately $230,000 in cash and stock as part of the sale of other assets valued at $10,000 in the consolidated balance sheet at June 30, 2015.

K.	New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date for financial statements issued by public companies was for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date. The Company is currently evaluating the potential impact of ASU 2014-09 on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Accounts Payable:
Production and related other	$1,410,372	$1,420,238
Other	288,448	288,521
Repurchase of Units	122,089	—
Joint venture partner deposits	72,327	111,173

	$1,893,236	$1,819,932

Accrued Expenses:
Current portion of asset retirement obligations	$300,000	$300,000
Payroll and retirement plan contributions	296,204	1,055,255
Other	38,900	80,300
Federal, state and local taxes	32,539	31,376

	$667,643	$1,466,931

Note 3.	Partners’ Equity

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

applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2015 Repurchase Right, based upon the December 31, 2014 calculation, was $4.56 per Unit, net of the interim distributions made in 2015.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to purchase certain Units to select officers and employees. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. In June 2015 and 2014, the Company granted options to officers and an employee. All options granted were exercised on the same date.

Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Plan (collectively the “Units Activity”) for each of the last three years are as follows:

	Per Unit					Units Outstanding
	Calculated
	Price for	Less	Net			Following
	Repurchase	Interim	Price	Units	Units	Units
Year	Right	Distributions	Paid	Repurchased	Issued	Activity
2013	$5.920	$1.000	$4.92	9,460	4,730	5,606,985
2014	$7.010	$0.500	$6.51	11,964	5,982	5,601,003
2015	$4.935	$0.375	$4.56	26,774	13,387	5,587,616

All Units repurchased pursuant to the Repurchase Right were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at June 30, 2015 or 2014 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 240,000 MCF through October 2015 at various monthly weighted-average pricing provisions averaging $2.72 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at June 30, 2015.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at June 30, 2015.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At June 30, 2015 and December 31, 2014, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2014. In addition, two subsequent addenda extending additional two-year payment terms to certain notes are outstanding at June 30, 2015 and December 31, 2014. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2015), amounted to $135,239 and $140,549 at June 30, 2015 and December 31, 2014, respectively.

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

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$22,286	43%	$23,661	43%
Property and equipment (net)	29,485	57	31,753	57
Other	287	—	258	—

Total	$52,058	100%	$55,672	100%

Deferred income taxes	$184	—%	$194	—%
Long-term liabilities	12,080	23	11,764	21
Partners’ equity	39,794	77	43,714	79

Total	$52,058	100%	$55,672	100%

Working capital of $22.3 million as of June 30, 2015 represented a decrease of $1.4 million from December 31, 2014, due primarily to decreases in cash and equivalents and accounts receivable from production, offset somewhat by a decrease in accrued expenses. The decrease in cash and equivalents was primarily the result of cash held at December 31, 2014 being used in investing and financing activities during the six months ended June 30, 2015. The decrease in accounts receivable from production was primarily the result of a decrease in natural gas volumes produced as well as decreases in natural gas and crude oil prices received during the current receivable production period as compared to the prior comparable receivable production period. The primary reason for the decrease in natural gas volumes produced during the current receivable production period as compared to the prior comparable receivable production period was the result of additional operated oil and gas properties being voluntarily shut-in. The decrease in accrued expenses was primarily the result of all payroll and retirement contributions accrued at December 31, 2014 having been paid during the six months ended June 30, 2015.

The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2015. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $1.4 million in July 2015.

The Company’s cash flow from operations before the change in working capital was $938,000, a decrease of $3.7 million, or 80%, during the six months ended June 30, 2015 as compared to the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $284,000 during the six months ended June 30, 2015 due primarily to a decrease in accrued expenses, offset somewhat by a decrease in accounts receivable. Cash flows provided by operating activities was $654,000 for the six months ended June 30, 2015.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, the repurchase of Units pursuant to the 2016 repurchase right and possibly the payment of future quarterly cash distributions. While the Company currently intends to make a quarterly cash distribution in October 2015, no assurances can be provided that this future intended quarterly distribution will actually be made.

The Company has multiple annual contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 240,000 MCF through October 2015 at various monthly weighted-average pricing provisions averaging $2.72 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2015 and 2014. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Revenues:
Crude oil and natural gas sales	92%	96%	90%	96%
Well management and operating	8	4	7	4
Other	—	—	3	—

Total revenues	100%	100%	100%	100%

Expenses:
Production costs	42	22	41	25
Well management and operating	5	2	4	2
Depreciation, depletion and amortization	71	22	60	23
Accretion expense	9	2	8	2
General and administrative expense	34	14	32	16

Total expenses	161%	62%	145%	68%

Net (loss) income	(61)%	38%	(45)%	32%

Revenues for the three and six month periods ended June 30, 2015 decreased $2.4 million and $4.0 million, respectively, as compared to the prior comparable periods. The decreases were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $2.4 million, or 61%, during the three months ended June 30, 2015 as compared to the prior comparable period. Crude oil and natural gas sales decreased $4.1 million, or 54%, during the six months ended June 30, 2015 as compared to the prior comparable period. The decreases were primarily the result of less natural gas and crude oil volumes produced and lower average natural gas and crude oil prices received during the three and six month periods ended June 30, 2015 as compared to the prior comparable periods. The decreases in natural gas volumes produced were primarily the result of Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2015 that were not shut-in during the prior comparable periods.

The Company recognized $104,000 of other revenues during the six months ended June 30, 2015 primarily as the result of a sale of deep mineral interests associated with 80 acres held by a lease owned by the Company. The Company retained the rights to the shallow portion of the acreage sold.

Production costs decreased $204,000, or 23%, during the three months ended June 30, 2015 as compared to the prior comparable period. Production costs decreased $386,000, or 19%, during the six months ended June 30, 2015 as compared to the prior comparable period. These decreases were primarily the result of less costs associated with oil and gas properties voluntarily shut-in during the three and six month periods ended June 30, 2015 that were not shut-in during the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) increased $309,000, or 35%, during the three months ended June 30, 2015 as compared to the prior comparable period. DD&A increased $501,000, or 27%, during the six months ended June 30, 2015 as compared to the prior comparable period. The primary reasons for the increases are lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three and six month periods ended June 30, 2015 as compared to the prior comparable periods. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first six months of 2015 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2015 benchmark prices project to decrease reserves at December 31, 2015, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2014, the prior valuation date. In addition, the Company recognized $3.1 million of additions to proved properties at December 31, 2014 in association with revisions made to estimates of plugging costs and remaining lives of wells associated with asset retirement obligations. The effect that lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted had on DD&A was offset somewhat by lower natural gas and crude oil volumes produced during the three and six month periods ended June 30, 2015 as compared to the prior comparable periods.

Accretion expense increased $72,000, or 90%, during the three months ended June 30, 2015 as compared to the prior comparable period. Accretion expense increased $139,000, or 86%, during the six months ended June 30, 2015 as compared to the prior comparable period. These increases were primarily due to recognition of additional liabilities at December 31, 2014 resulting from a revision in estimates of plugging costs and remaining lives of wells associated with asset retirement obligations.

The Company reported net losses of $1.0 million and $1.7 million during the three and six months ended June 30, 2015, respectively, whereas the Company reported net income of $1.6 million and $2.5 million during the three and six months ended June 30, 2014, respectively. The decreases in net income were primarily the result of decreases in crude oil and natural gas sales and increases in DD&A and accretion expense, offset somewhat by a decrease in production costs. The Company’s net losses represented 61% and 45% of total revenues during the three and six month periods ended June 30, 2015, respectively. The Company’s net income represented 38% and 32% of total revenues during the three and six month periods ended June 30, 2014, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: August 12, 2015	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)