Form 10-Q
period 2015-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2015-11-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

There were 5,587,616 Units of limited partnership interest of the registrant as of November 10, 2015. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2015.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

	September 30	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$23,060,406	$25,353,579
Accounts and notes receivable:
Production	962,772	1,461,882
Employees (including notes receivable)	35,000	70,000
Joint venture partners	6,902	6,775
Other	44,438	56,438

Total current assets	24,109,518	26,948,674

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	177,071,827	177,223,180
Pipeline and support equipment	631,757	631,757
Corporate and other	2,114,844	2,114,844

	179,818,428	179,969,781

Less accumulated depreciation, depletion, amortization and write down	151,553,907	148,217,198

	28,264,521	31,752,583

OTHER ASSETS
Employees’ accounts and notes receivable	92,734	70,549
Other	180,773	187,302

	273,507	257,851

	$52,647,546	$58,959,108

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,819,906	$1,819,932
Accrued expenses	783,055	1,466,931

Total current liabilities	2,602,961	3,286,863

DEFERRED INCOME TAXES	179,000	194,000

JOINT VENTURE PARTNER ADVANCES	971,509	956,072

ASSET RETIREMENT OBLIGATIONS	11,262,544	10,808,044

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 and 5,601,003 Units, respectively	37,185,002	43,196,649

GENERAL PARTNER’S EQUITY	446,530	517,480

Total partners’ equity	37,631,532	43,714,129

	$52,647,546	$58,959,108

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Crude oil and natural gas sales	$1,454,105	$3,310,032	$4,967,090	$10,904,086
Well management and operating	128,461	139,554	395,337	443,692
Other	3,073	2,722	107,483	7,979

Total revenues	1,585,639	3,452,308	5,469,910	11,355,757

DIRECT COST OF REVENUES
Production costs	666,417	858,370	2,261,737	2,839,282
Well management and operating	76,317	63,508	235,013	244,786
Depreciation, depletion and amortization	1,185,964	700,774	3,509,609	2,523,746
Accretion expense	154,000	81,100	453,500	241,700

Total direct cost of revenues	2,082,698	1,703,752	6,459,859	5,849,514

GENERAL AND ADMINISTRATIVE EXPENSE	501,217	521,432	1,760,840	1,781,781

Total cost of revenues	2,583,915	2,225,184	8,220,699	7,631,295

(LOSS) INCOME FROM OPERATIONS	(998,276)	1,227,124	(2,750,789)	3,724,462

OTHER INCOME
Interest income	8,397	11,026	25,805	35,062
Gain on sale of other assets	239,652	—	239,652	—

Total other income	248,049	11,026	265,457	35,062

(LOSS) INCOME BEFORE INCOME TAXES	(750,227)	1,238,150	(2,485,332)	3,759,524

INCOME TAX EXPENSE (BENEFIT)
Current	4,000	5,000	12,000	15,000
Deferred	(5,000)	(5,000)	(15,000)	(15,000)

Total income tax benefit	(1,000)	—	(3,000)	—

NET (LOSS) INCOME	$(749,227)	$1,238,150	$(2,482,332)	$3,759,524

Allocation of Partnership Net (Loss) Income
Limited Partners	$(740,334)	$1,223,493	$(2,452,923)	$3,715,051
General Partner	(8,893)	14,657	(29,409)	44,473

	$(749,227)	$1,238,150	$(2,482,332)	$3,759,524

Net (loss) income per unit	$(0.14)	$0.22	$(0.44)	$0.66

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
PARTNERS’ EQUITY - JANUARY 1	$43,714,129	$47,957,644

Net (loss) income	(2,482,332)	3,759,524

Cash distributions ($0.625 per unit in 2015 and $1.00 per unit in 2014, respectively)	(3,539,221)	(5,671,092)

Repurchase of Units	(122,089)	(77,886)

Options exercised	61,045	38,943

PARTNERS’ EQUITY - SEPTEMBER 30	$37,631,532	$46,007,133

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,482,332)	$3,759,524
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,577,309	2,591,046
Accretion expense	453,500	241,700
Gain on sale of other assets	(239,652)	—
Deferred income taxes	(15,000)	(15,000)
Changes in assets and liabilities:
Accounts receivable	498,983	334,354
Other current assets	12,000	38,243
Other assets	(3,471)	(23,084)
Accounts payable	(26)	150,522
Accrued expenses	(683,876)	(638,408)
Joint venture partner advances	15,437	69,448

Total adjustments	3,615,204	2,748,821

Net cash provided by operating activities	1,132,872	6,508,345

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	25,977	67,523
Advances disbursed to employees	(13,162)	(7,843)
Purchase of property and equipment	(88,247)	(222,325)
Proceeds from sale of other assets	249,652	—

Net cash provided by (used in) investing activities	174,220	(162,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(3,539,221)	(5,671,092)
Proceeds from options exercised	61,045	38,943
Repurchase of Units	(122,089)	(77,886)

Net cash used in financing activities	(3,600,265)	(5,710,035)

NET CHANGE IN CASH AND EQUIVALENTS	(2,293,173)	635,665

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	25,353,579	24,461,680

CASH AND EQUIVALENTS AT END OF PERIOD	$23,060,406	$25,097,345

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$12,270	$11,131

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.	Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of September 30, 2015 and December 31, 2014, cash and equivalents include $971,509 and $956,072, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2015 and 2014:

	Asset Retirement Obligations
	Nine Months Ended September 30,
	2015	2014
Beginning of period	$11,108,044	$7,395,841
Liabilities incurred	1,000	—
Accretion expense	453,500	241,700

End of period	$11,562,544	$7,637,541

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2015 and December 31, 2014. Other revenues consist of gain on sale of deep rights and other miscellaneous revenues. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Other miscellaneous revenues are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 and 5,596,541 for the three and nine months ended September 30, 2015, respectively, and 5,601,003 and 5,604,991 for the three and nine months ended September 30, 2014, respectively.

J.	Subsequent Events - Everflow paid a cash distribution in October 2015 of $0.075 per Unit. The distribution amounted to approximately $424,000.

K.	New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date for financial statements issued by public companies was for annual reporting periods beginning after December 15, 2016. In July 2015, through issuance of ASU 2014-15, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted prior to the original effective date. The Company is currently evaluating the potential impact of these standards on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accounts Payable:
Production and related other	$1,456,733	$1,420,238
Other	290,846	288,521
Joint venture partner deposits	72,327	111,173

	$1,819,906	$1,819,932

Accrued Expenses:
Payroll and retirement plan contributions	$444,251	$1,055,255
Current portion of asset retirement obligations	300,000	300,000
Other	14,400	80,300
Federal, state and local taxes	24,404	31,376

	$783,055	$1,466,931

Note 3.	Partners’ Equity

Units represent limited partnership interests in Everflow. The Units are transferable subject to the approval of EML and to the laws governing the transfer of securities. The Units are not listed for trading on any securities exchange nor are they quoted in the automated quotation system of a registered securities association. However, Unitholders have an opportunity to require Everflow to repurchase their Units pursuant to the Repurchase Right.

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

All Units repurchased pursuant to the Repurchase Right were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at September 30, 2015 or 2014 that would potentially dilute net income per Unit.

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

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at September 30, 2015.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.25% at September 30, 2015.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At September 30, 2015 and December 31, 2014, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2014. In addition, two subsequent addenda extending additional two-year payment terms to certain notes are outstanding at September 30, 2015 and December 31, 2014. Employee receivables, including the notes, accrued interest, and additional amounts loaned during the current period (which will be termed in December 2015), amounted to $127,734 and $140,549 at September 30, 2015 and December 31, 2014, respectively.

Note 6.	Retirement Plan

The Company has a qualified non-contributory cash balance defined benefit retirement plan covering certain eligible employees (the “Plan”). Participants accumulate annual service credits as determined by their participation level according to the plan document and become fully vested after three years of service, including credits given for prior service.

The Company’s funding policy is to fund at least the amount actuarially determined necessary to comply with the minimum funding standards as defined by the Employee Retirement Income Security Act. The Company expects to make approximately $100,000 in contributions to the Plan during the fourth quarter of 2015.

During the three month period ended September 30, 2015, the Company initiated actions to terminate the Plan. Upon the Plan’s termination, all participants will become fully vested. The Company expects the majority of Plan assets to be distributed prior to December 31, 2015.

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

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$21,506	43%	$23,661	43%
Property and equipment (net)	28,265	56	31,753	57
Other	274	1	258	—

Total	$50,045	100%	$55,672	100%

Deferred income taxes	$179	—%	$194	—%
Long-term liabilities	12,234	25	11,764	21
Partners’ equity	37,632	75	43,714	79

Total	$50,045	100%	$55,672	100%

Working capital of $21.5 million as of September 30, 2015 represented a decrease of $2.2 million from December 31, 2014, due primarily to decreases in cash and equivalents and accounts receivable from production, offset somewhat by a decrease in accrued expenses. The decrease in cash and equivalents was primarily the result of cash held at December 31, 2014 being used in financing activities during the nine months ended September 30, 2015. The decrease in accounts receivable from production was primarily the result of decreases in natural gas and crude oil volumes produced as well as decreases in natural gas and crude oil prices received during the current receivable production period as compared to the prior comparable receivable production period. The primary reason for the decrease in natural gas volumes produced during the current receivable production period was the result of additional operated oil and gas properties being voluntarily shut-in. The decrease in accrued expenses was primarily the result of all payroll and retirement contributions accrued at December 31, 2014 having been paid during the nine months ended September 30, 2015.

The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 10, 2015. The Company anticipates, although there is no assurance it will be able to, entering into a new credit agreement for the purpose, if necessary, of funding future annual repurchase rights. The Company has no current alternate financing plan, nor does it anticipate that one will be necessary. The Company used cash on hand to fund the payment of a distribution amounting to approximately $424,000 in October 2015.

The Company’s cash flow from operations before the change in working capital was $1.3 million, a decrease of $5.3 million, or 80%, during the nine months ended September 30, 2015 as compared to the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $173,000 during the nine months ended September 30, 2015 due primarily to a decrease in accrued expenses, offset somewhat by a decrease in accounts receivable. Cash flows provided by operating activities was $1.1 million for the nine months ended September 30, 2015.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, the repurchase of Units pursuant to the 2016 repurchase right and possibly the payment of future quarterly cash distributions. While the Company currently intends to make a quarterly cash distribution in January 2016, no assurances can be provided that this future intended quarterly distribution will actually be made.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2015 and 2014. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Crude oil and natural gas sales	92%	96%	91%	96%
Well management and operating	8	4	7	4
Other	—	—	2	—

Total revenues	100%	100%	100%	100%

Expenses:
Production costs	42	25	41	25
Well management and operating	5	2	4	2
Depreciation, depletion and amortization	75	20	64	22
Accretion expense	10	2	9	2
General and administrative expense	31	15	32	16

Total expenses	163%	64%	150%	67%
Other income	16%	—%	5%	—%

Net (loss) income	(47)%	36%	(45)%	33%

Revenues for the three and nine month periods ended September 30, 2015 decreased $1.9 million and $5.9 million, respectively, as compared to the prior comparable periods. The decreases were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $1.9 million, or 56%, during the three months ended September 30, 2015 as compared to the prior comparable period. Crude oil and natural gas sales decreased $5.9 million, or 54%, during the nine months ended September 30, 2015 as compared to the prior comparable period. The decreases were primarily the result of less natural gas and crude oil volumes produced and lower average natural gas and crude oil prices received during the three and nine month periods ended September 30, 2015 as compared to the prior comparable periods. The decreases in natural gas volumes produced were primarily the result of Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2015 that were not shut-in during the prior comparable periods.

The Company recognized $107,000 of other revenues during the nine months ended September 30, 2015 primarily as the result of a sale of deep mineral interests associated with 80 acres held by a lease owned by the Company. The Company retained the rights to the shallow portion of the acreage sold.

Production costs decreased $192,000, or 22%, during the three months ended September 30, 2015 as compared to the prior comparable period. Production costs decreased $578,000, or 20%, during the nine months ended September 30, 2015 as compared to the prior comparable period. These decreases were primarily the result of less costs associated with oil and gas properties voluntarily shut-in during the three and nine month periods ended September 30, 2015 that were not shut-in during the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) increased $485,000, or 69%, during the three months ended September 30, 2015 as compared to the prior comparable period. DD&A increased $986,000, or 39%, during the nine months ended September 30, 2015 as compared to the prior comparable period. The primary reasons for the increases are lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three and nine month periods ended September 30, 2015 as compared to the prior comparable periods. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first nine months of 2015 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2015 benchmark prices project to decrease reserves at December 31, 2015, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2014, the prior valuation date. In addition, the Company recognized $3.1 million of additions to proved properties at December 31, 2014 in association with revisions made to estimates of plugging costs and remaining lives of wells associated with asset retirement obligations. The effect that lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted had on DD&A was offset somewhat by lower natural gas and crude oil volumes produced during the three and nine month periods ended September 30, 2015 as compared to the prior comparable periods.

Accretion expense increased $73,000, or 90%, during the three months ended September 30, 2015 as compared to the prior comparable period. Accretion expense increased $212,000, or 88%, during the nine months ended September 30, 2015 as compared to the prior comparable period. These increases were primarily due to recognition of additional liabilities at December 31, 2014 resulting from a revision in estimates of plugging costs and remaining lives of wells associated with asset retirement obligations.

The Company recognized $240,000 of other income during the three and nine months ended September 30, 2015 in association with a gain on sale of other assets. The Company had no sales of other assets during the prior comparable periods.

The Company reported net losses of $749,000 and $2.5 million during the three and nine months ended September 30, 2015, respectively, whereas the Company reported net income of $1.2 million and $3.8 million during the three and nine months ended September 30, 2014, respectively. The decreases in net income were primarily the result of decreases in crude oil and natural gas sales and increases in DD&A and accretion expense, offset somewhat by increases in other revenues and other income and a decrease in production costs. The Company’s net losses represented 47% and 45% of total revenues during the three and nine month periods ended September 30, 2015, respectively. The Company’s net income represented 36% and 33% of total revenues during the three and nine month periods ended September 30, 2014, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: November 12, 2015	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)