Form 10-Q
period 2016-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2016-05-11
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

There were 5,587,616 Units of limited partnership interest of the registrant as of May 10, 2016. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2016.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$21,641,469	$22,734,047
Accounts receivable:
Production	541,402	572,502
Joint venture partners	4,151	4,151
Employees’ notes receivable	41,000	35,000
Other	45,338	45,838

Total current assets	22,273,360	23,391,538

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	181,293,305	181,293,110
Pipeline and support equipment	631,757	631,757
Corporate and other	2,111,699	2,114,844

	184,036,761	184,039,711

Less accumulated depreciation, depletion, amortization and write down	170,182,581	169,093,931

	13,854,180	14,945,780

OTHER ASSETS
Employees’ notes receivable	48,340	89,437
Other	176,442	176,442

	224,782	265,879

	$36,352,322	$38,603,197

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,800,386	$1,839,816
Accrued expenses	584,080	1,130,772

Total current liabilities	2,384,466	2,970,588

DEFERRED INCOME TAXES	73,000	74,000

JOINT VENTURE PARTNER ADVANCES	1,011,002	1,004,953

ASSET RETIREMENT OBLIGATIONS	16,503,960	16,393,560

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS’ EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 Units	16,185,533	17,944,611

GENERAL PARTNER’S EQUITY	194,361	215,485

Total partners’ equity	16,379,894	18,160,096

	$36,352,322	$38,603,197

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
REVENUES
Crude oil and natural gas sales	$653,530	$1,957,347
Well management and operating	105,313	136,732
Other	2,200	102,477

Total revenues	761,043	2,196,556

DIRECT COST OF REVENUES
Production costs	703,015	892,764
Well management and operating	62,287	81,279
Depreciation, depletion and amortization	1,069,895	1,121,454
Accretion expense	110,400	148,100

Total direct cost of revenues	1,945,597	2,243,597

GENERAL AND ADMINISTRATIVE EXPENSE	608,211	671,420

Total cost of revenues	2,553,808	2,915,017

LOSS FROM OPERATIONS	(1,792,765)	(718,461)

INTEREST INCOME	12,063	8,961

LOSS BEFORE INCOME TAXES	(1,780,702)	(709,500)

INCOME TAX EXPENSE (BENEFIT)
Current	500	4,000
Deferred	(1,000)	(5,000)

Total income tax benefit	(500)	(1,000)

NET LOSS	$(1,780,202)	$(708,500)

Allocation of Partnership Net Loss:
Limited Partners	$(1,759,078)	$(700,113)
General Partner	(21,124)	(8,387)

	$(1,780,202)	$(708,500)

Net loss per Unit	$(0.31)	$(0.12)

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
PARTNERS’ EQUITY - JANUARY 1	$18,160,096	$43,714,129

Net loss	(1,780,202)	(708,500)

Cash distributions ($0.25 per unit in 2015)	—	(1,417,025)

PARTNERS’ EQUITY - MARCH 31	$16,379,894	$41,588,604

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,780,202)	$(708,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,091,795	1,143,754
Accretion expense	110,400	148,100
Deferred income taxes	(1,000)	(5,000)
Changes in assets and liabilities:
Accounts receivable	31,100	258,112
Other current assets	500	4,000
Other assets	—	(1,294)
Accounts payable	(39,430)	(9,295)
Accrued expenses	(546,692)	(858,259)
Joint venture partner advances	6,049	(289)

Total adjustments	652,722	679,829

Net cash used in operating activities	(1,127,480)	(28,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on receivables from employees	35,097	8,649
Advances disbursed to employees	—	(11,021)
Purchase of property and equipment	(195)	(99,608)

Net cash provided by (used in) investing activities	34,902	(101,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	—	(1,417,025)

Net cash used in financing activities	—	(1,417,025)

NET CHANGE IN CASH AND EQUIVALENTS	(1,092,578)	(1,547,676)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	22,734,047	25,353,579

CASH AND EQUIVALENTS AT END OF PERIOD	$21,641,469	$23,805,903

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$390	$12,270

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.	Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2016.

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

D.	Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.	Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. As of March 31, 2016 and December 31, 2015, cash and equivalents include $1,011,002 and $1,004,953, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Asset Retirement Obligations - GAAP requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For the Company, these obligations include dismantlement, plugging and abandonment of oil and gas wells and associated pipelines and equipment. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depleted over the estimated useful life of the related asset.

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

The schedule below is a reconciliation of the Company’s liability for the three months ended March 31, 2016 and 2015:

	Asset Retirement Obligations
	Three Months Ended March 31,
	2016	2015
Beginning of period	$16,736,560	$11,108,044
Liabilities incurred	—	1,000
Accretion expense	110,400	148,100

End of period	$16,846,960	$11,257,144

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2016 and December 31, 2015. Other revenues consist of gain on sale of deep rights and other miscellaneous revenues. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Other miscellaneous revenues are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

I.	Allocation of Income and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and may change in the future due to Unitholders electing to exercise the Repurchase Right and select officers and employees electing to exercise options (see Note 3).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 and 5,601,003 for the three months ended March 31, 2016 and 2015, respectively.

J.	New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date for financial statements issued by public companies was for annual reporting periods beginning after December 15, 2016. In July 2015, through issuance of ASU 2014-15, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted prior to the original effective date. The Company is currently evaluating the potential impact of these standards on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Accounts Payable:
Production and related other	$1,466,936	$1,501,647
Other	286,216	290,935
Joint venture partner deposits	47,234	47,234

	$1,800,386	$1,839,816

Accrued Expenses:
Current portion of asset retirement obligations	$343,000	$343,000
Payroll and retirement plan contributions	140,164	679,934
Other	92,800	75,300
Federal, state and local taxes	8,116	32,538

	$584,080	$1,130,772

Note 3.	Partners’ Equity

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

applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company has determined that the price associated with the 2016 Repurchase Right, based upon the December 31, 2015 calculation, is negative, and as such the Company will not be offering to repurchase Units in 2016. The Company has not made a distribution in 2016.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders.

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

All Units repurchased pursuant to the Repurchase Right were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at March 31, 2016 or 2015 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 160,000 MCF from December 2016 through March 2017 at various monthly weighted-average pricing provisions averaging $2.43 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

The Company has natural gas delivery commitments to two Gas Purchasers (See Note 4). Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it may be required to purchase natural gas at market prices to meet such commitments which may result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the natural gas for redelivery (resale) to its customers.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Commitments and Contingencies (continued)

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at March 31, 2016.

The Company is party to various legal proceedings and claims in the ordinary course of its business. The Company believes certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

Note 6.	Related Party Transactions

The Company’s officers, directors, affiliates and certain employees have frequently participated, and will likely continue to participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. Initial terms of the unsecured loans call for repayment of all principal and accrued interest at the end of four years, however, the loan amounts are reduced from payments made by employees and as production proceeds attributable to the employees’ working interests are not remitted to the employees but rather used to reduce the amounts owed by the employees to the Company. If an outstanding balance remains after the initial four-year term, the Company and employee shall, acting in good faith, agree upon further repayment terms.

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.50% at March 31, 2016.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At March 31, 2016 and December 31, 2015, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2015. In addition, three subsequent addenda extending additional two-year payment terms to certain notes are outstanding at March 31, 2016 and December 31, 2015. Employees’ notes receivable, including accrued interest, amounted to $89,340 and $124,437 at March 31, 2016 and December 31, 2015, respectively.

Part I: Financial Information

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2016.

Liquidity and Capital Resources

The following table summarizes the Company’s financial position at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)
Working capital	$19,889	59%	$20,421	57%
Property and equipment (net)	13,854	41	14,946	42
Other	225	—	266	1

Total	$33,968	100%	$35,633	100%

Deferred income taxes	$73	—%	$74	—%
Long-term liabilities	17,515	52	17,399	49
Partners’ equity	16,380	48	18,160	51

Total	$33,968	100%	$35,633	100%

Working capital of $19.9 million as of March 31, 2016 represented a decrease of $532,000 from December 31, 2015, due primarily to a decrease in cash and equivalents, offset somewhat by a decrease in accrued expenses. The decrease in cash and equivalents was primarily the result of cash held at December 31, 2015 being used in operating activities during the three months ended March 31, 2016. The decrease in accrued expenses was primarily the result of all payroll and retirement contributions accrued at December 31, 2015 having been paid during the three months ended March 31, 2016.

The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2016.

The Company’s cash flow used in operations before the change in working capital was $573,000 during the three months ended March 31, 2016, a decrease of $1.2 million as compared to $577,000 of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $555,000 during the three months ended March 31, 2016 due primarily to a decrease in accrued expenses. Cash flows used in operating activities was $1.1 million for the three months ended March 31, 2016.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations and capital investments to develop and/or purchase oil and gas properties. The Company has not paid a quarterly cash distribution since October 2015 and it does not anticipate resuming the payment of quarterly distributions during 2016, though no assurances can be provided that the Company’s intentions won’t change based upon unforeseen changes in the national and/or regional oil and gas markets and their related effect on cash flows.

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 160,000 MCF from December 2016 through March 2017 at various monthly weighted-average pricing provisions averaging $2.43 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2016 and 2015. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months Ended March 31,
	2016	2015
Revenues:
Crude oil and natural gas sales	86%	89%
Well management and operating	14	6
Other	—	5

Total revenues	100%	100%
Expenses:
Production costs	92	40
Well management and operating	8	4
Depreciation, depletion and amortization	141	51
Accretion expense	15	7
General and administrative	80	30

Total expenses	336%	132%
Interest income	2	—

Net loss	(234)%	(32)%

Revenues for the three month period ended March 31, 2016 decreased $1.4 million, or 65%, as compared to the prior comparable period. The decrease was primarily the result of decreases in crude oil and natural gas sales and other revenues, both as recognized during the three month period ended March 31, 2016 as compared to the prior comparable period.

Crude oil and natural gas sales decreased $1.3 million, or 67%, during the three months ended March 31, 2016 as compared to the prior comparable period. The decrease was primarily the result of less natural gas and crude oil volumes produced and lower average natural gas and crude oil prices received during the three month period ended March 31, 2016 as compared to the prior comparable period. The decrease in natural gas volumes produced during the three month period ended March 31, 2016 as compared to the prior comparable period was primarily the result of Company operated properties being voluntarily shut-in during the three month period ended March 31, 2016 that were not shut-in during the prior comparable period.

The Company recognized $2,000 of other revenues during the three months ended March 31, 2016, a decrease of $100,000 as compared to the prior comparable period. Other revenues of $102,000 recognized during the three months ended March 31, 2015 were primarily the result of a sale of deep mineral interests associated with 80 acres held by a lease owned by the Company. The Company retained the rights to the shallow portion of the acreage sold. The Company did not recognize any sales of deep mineral interests during the three months ended March 31, 2016.

Production costs decreased $190,000, or 21%, during the three month period ended March 31, 2016 as compared to the prior comparable period. This decrease was primarily the result of less costs associated with Company operated oil and gas properties voluntarily shut-in during the three month period ended March 31, 2016 that were not shut-in during the prior comparable period, as well as less costs associated with oil and gas properties operated by third parties.

Depreciation, depletion and amortization (“DD&A”) decreased $52,000, or 5%, during the three months ended March 31, 2016 as compared to the prior comparable period. The primary reasons for the decrease are lower natural gas and crude oil volumes produced and less depletable bases of oil and gas properties available to deplete during the three month period ended March 31, 2016 as compared to the prior comparable period. The decrease in natural gas volumes produced was primarily the result of Company operated properties being voluntarily shut-in during the three month period ended March 31, 2016 that were not shut-in during the prior comparable period. The decrease in crude oil volumes produced was primarily the result of natural production decline. Less depletable bases of oil and gas properties is primarily the result of $21.9 million of DD&A, write down/impairment and abandonment of properties recognized during the fiscal year ended December 31, 2015. The effects of lower natural gas and crude oil volumes produced and less depletable bases of oil and gas properties on DD&A was offset somewhat by the effects of lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three month period ended March 31, 2016 as compared to the prior comparable period. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first three months of 2016 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2016 benchmark prices project to decrease reserves at December 31, 2016, the next scheduled valuation date, which will in turn project to decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2015, the prior valuation date. Additional oil and gas properties being depleted are primarily the result of $5.1 million of additions to proved properties and asset retirement obligations recognized at December 31, 2015 in association with revisions made to remaining lives of wells.

General and administrative expense decreased $63,000, or 9%, during the three months ended March 31, 2016 as compared to the prior comparable period. The primary reason for this decrease is the result of cost-cutting measures management has implemented in response to the current environment of depressed crude oil and natural gas prices within the national and regional oil and gas industries and its related effects on the Company’s sales, operational cash flows and working capital.

The Company reported a net loss of $1.8 million during the three months ended March 31, 2016, an increase of $1.1 million as compared to the Company’s reported net loss of $709,000 during the three months ended March 31, 2015. The additional net loss was primarily the result of decreases in crude oil and natural gas sales and other revenues, offset somewhat by decreases in production costs, DD&A and general and administrative expense. The Company’s net loss represented 234% and 32% of total revenues during the three month periods ended March 31, 2016 and 2015, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2015, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: May 11, 2016	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)