Form 10-Q
period 2016-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2016-08-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X         No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No     X

There were 5,587,616 Units of limited partnership interest of the registrant as of August 10, 2016. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2016.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,585,546	$22,734,047
Investments	10,029,229	-
Accounts receivable:
Production	522,467	572,502
Joint venture partners	4,151	4,151
Employees' notes receivable	41,000	35,000
Other	44,838	45,838
Total current assets	22,227,231	23,391,538

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	181,293,580	181,293,110
Pipeline and support equipment	631,757	631,757
Corporate and other	2,111,699	2,114,844
	184,037,036	184,039,711

Less accumulated depreciation, depletion, amortization and write down	171,229,514	169,093,931
	12,807,522	14,945,780

OTHER ASSETS
Employees' notes receivable	47,124	89,437
Other	176,442	176,442
	223,566	265,879

	$35,258,319	$38,603,197

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,800,300	$1,839,816
Accrued expenses	652,547	1,130,772
Total current liabilities	2,452,847	2,970,588

DEFERRED INCOME TAXES	72,000	74,000

JOINT VENTURE PARTNER ADVANCES	1,024,535	1,004,953

ASSET RETIREMENT OBLIGATIONS	16,599,460	16,393,560

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 Units	14,930,190	17,944,611

GENERAL PARTNER'S EQUITY	179,287	215,485
Total partners' equity	15,109,477	18,160,096

	$35,258,319	$38,603,197

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015
REVENUES
Crude oil and natural gas sales	$744,385	$1,555,638	$1,397,915	$3,512,985
Well management and operating	97,874	130,144	203,187	266,876
Other	25,516	1,933	27,716	104,410
Total revenues	867,775	1,687,715	1,628,818	3,884,271

DIRECT COST OF REVENUES
Production costs	439,509	702,556	1,142,524	1,595,320
Well management and operating	57,989	77,417	120,276	158,696
Depreciation, depletion and amortization	1,025,033	1,202,191	2,094,928	2,323,645
Accretion expense	95,500	151,400	205,900	299,500
Total direct cost of revenues	1,618,031	2,133,564	3,563,628	4,377,161

GENERAL AND ADMINISTRATIVE EXPENSE	541,807	588,203	1,150,018	1,259,623
Total cost of revenues	2,159,838	2,721,767	4,713,646	5,636,784

LOSS FROM OPERATIONS	(1,292,063)	(1,034,052)	(3,084,828)	(1,752,513)

INTEREST AND DIVIDEND INCOME	21,146	8,447	33,209	17,408

LOSS BEFORE INCOME TAXES	(1,270,917)	(1,025,605)	(3,051,619)	(1,735,105)

INCOME TAX EXPENSE (BENEFIT)
Current	500	4,000	1,000	8,000
Deferred	(1,000)	(5,000)	(2,000)	(10,000)
Total income tax benefit	(500)	(1,000)	(1,000)	(2,000)

NET LOSS	$(1,270,417)	$(1,024,605)	$(3,050,619)	$(1,733,105)

Allocation of Partnership Net Loss:
Limited Partners	$(1,255,343)	$(1,012,476)	$(3,014,421)	$(1,712,589)
General Partner	(15,074)	(12,129)	(36,198)	(20,516)

	$(1,270,417)	$(1,024,605)	$(3,050,619)	$(1,733,105)

Net loss per unit	$(0.23)	$(0.18)	$(0.54)	$(0.30)

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015

PARTNERS' EQUITY - BEGINNING OF PERIOD	$18,160,096	$43,714,129

Net loss	(3,050,619)	(1,733,105)

Cash distributions ($0.375 per unit in 2015)	-	(2,125,538)

Repurchase of Units	-	(122,089)

Options exercised	-	61,045

PARTNERS' EQUITY - END OF PERIOD	$15,109,477	$39,794,442

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,050,619)	$(1,733,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	2,138,728	2,368,345
Accretion expense	205,900	299,500
Deferred income taxes	(2,000)	(10,000)
Changes in assets and liabilities:
Accounts receivable	50,035	555,826
Other current assets	1,000	8,000
Other assets	-	(1,360)
Accounts payable	(39,516)	(48,785)
Accrued expenses	(478,225)	(799,288)
Joint venture partner advances	19,582	15,071
Total adjustments	1,895,504	2,387,309
Net cash provided by (used in) operating activities	(1,155,115)	654,204

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(10,029,229)	-
Payments received on receivables from employees	36,313	17,440
Advances disbursed to employees	-	(12,130)
Purchase of property and equipment	(470)	(99,608)
Net cash used in investing activities	(9,993,386)	(94,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(2,125,538)
Proceeds from options exercised	-	61,045
Net cash used in financing activities	-	(2,064,493)

NET CHANGE IN CASH AND EQUIVALENTS	(11,148,501)	(1,504,587)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	22,734,047	25,353,579

CASH AND EQUIVALENTS - END OF PERIOD	$11,585,546	$23,848,992

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$390	$12,270

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

E.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.  As of June 30, 2016 and December 31, 2015, cash and equivalents include $1,024,535 and $1,004,953, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.

Investments – The Company’s investments are classified as available-for-sale securities and consist of shares held in a mutual fund that invests primarily in investment grade, U.S. dollar denominated short-term fixed and floating rate debt securities. The mutual fund seeks current income while seeking to maintain a low volatility of principal. Dividend earnings on investments amounted to approximately $14,700 during the three and six month periods ended June 30, 2016. The Company did not hold any investments during 2015.

The Financial Accounting Standards Board established a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs and defines valuation techniques used to measure fair value. The hierarchy gives highest priority to Level I inputs and lowest priority to Level III inputs. The three levels of the fair value hierarchy are described below:

Level I – Quoted prices are available in active markets for identical financial instruments as of the reporting date.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Level III – Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.

The Company’s investments are carried at fair market value based on quoted prices available in active markets and are therefore classified as Level 1.

G.

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

The schedule below is a reconciliation of the Company’s liability for the six months ended June 30, 2016 and 2015:

	Asset Retirement Obligations
	Six Months Ended June 30,

	2016	2015

Beginning of period	$16,736,560	$11,108,044
Liabilities incurred	-	1,000
Accretion expense	205,900	299,500

End of period	$16,942,460	$11,408,544

H.

Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2016 and December 31, 2015. Other revenues consist of gain on sale of deep rights and other miscellaneous revenues. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Other miscellaneous revenues are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 and 5,601,003 for the three and six months ended June 30, 2016 and 2015, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Accounts Payable:
Production and related other	$1,464,630	$1,501,647
Other	288,436	290,935
Joint venture partner deposits	47,234	47,234

	$1,800,300	$1,839,816

Accrued Expenses:
Current portion of asset retirement obligations	$343,000	$343,000
Payroll and retirement plan contributions	281,215	679,934
Other	12,100	75,300
Federal, state and local taxes	16,232	32,538

	$652,547	$1,130,772

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company determined that the price associated with the 2016 Repurchase Right, based upon the December 31, 2015 calculation, was negative, and as such the Company did not offer to repurchase Units in 2016. The Company has not made a distribution in 2016.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company did not grant any options in 2016. In June 2015, the Company granted options to officers and an employee. All options granted were exercised on the same date.

Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Plan (collectively the “Units Activity”) for the years 2014 and 2015 are as follows:

	Per Unit					Units Out-
	Calculated					standing
	Price for	Less	Net			Following
	Repurchase	Interim	Price	Units	Units	Units
Year	Right	Distributions	Paid	Repurchased	Issued	Activity

2014	$7.010	$0.500	$6.51	11,964	5,982	5,601,003
2015	$4.935	$0.375	$4.56	26,774	13,387	5,587,616

All Units repurchased pursuant to the Repurchase Right were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at June 30, 2016 or 2015 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 690,000 MCF from November 2016 through October 2017 at various monthly weighted-average pricing provisions averaging $2.46 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at June 30, 2016.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.50% at June 30, 2016.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At June 30, 2016 and December 31, 2015, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2015. In addition, three subsequent addenda extending additional two-year payment terms to certain notes are outstanding at June 30, 2016 and December 31, 2015. Employees’ notes receivable, including accrued interest, amounted to $88,124 and $124,437 at June 30, 2016 and December 31, 2015, respectively.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$19,774	60%	$20,421	57%
Property and equipment (net)	12,808	39	14,946	42
Other	224	1	266	1
Total	$32,806	100%	$35,633	100%

Deferred income taxes	$72	-%	$74	-%
Long-term liabilities	17,624	54	17,399	49
Partners' equity	15,110	46	18,160	51
Total	$32,806	100%	$35,633	100%

           Working capital of $19.8 million as of June 30, 2016 represented a decrease of $647,000 from December 31, 2015, due primarily to a decrease in cash and equivalents, offset somewhat by an increase in investments and a decrease in accrued expenses. The decrease in cash and equivalents was primarily the result of cash held at December 31, 2015 being used in operating and investing activities during the six months ended June 30, 2016. The increase in investments was the result of purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in accrued expenses was primarily the result of all payroll and retirement contributions accrued at December 31, 2015 having been paid during the six months ended June 30, 2016.

                The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2016.

The Company’s cash flow used in operations before the change in working capital was $688,000 during the six months ended June 30, 2016, a decrease of $1.6 million as compared to $938,000 of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $467,000 during the six months ended June 30, 2016 due primarily to a decrease in accrued expenses. Cash flows used in operating activities was $1.2 million for the six months ended June 30, 2016.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations and capital investments to develop and/or purchase oil and gas properties. The Company has not paid a quarterly cash distribution since October 2015 and it does not anticipate resuming the payment of quarterly distributions during 2016. The Company’s intentions may change, however, based upon unforeseen changes in the national and/or regional oil and gas markets and their related effect on cash flows or other unrelated factors that have an unforeseen effect on cash flows.

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 690,000 MCF from November 2016 through October 2017 at various monthly weighted-average pricing provisions averaging $2.46 per MCF, net of estimated regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2016 and 2015. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenues:
Crude oil and natural gas sales	86%	92%	86%	90%
Well management and operating	11	8	12	7
Other	3	-	2	3
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	50	42	70	41
Well management and operating	7	5	7	4
Depreciation, depletion and amortization	118	71	129	60
Accretion expense	11	9	13	8
General and administrative expense	62	34	70	32
Total expenses	248%	161%	289%	145%

Interest and dividend income	2	-	2	-

Net loss	(146)%	(61)%	(187)%	(45)%

Revenues for the three and six month periods ended June 30, 2016 decreased $820,000 and $2.3 million, respectively, as compared to the prior comparable periods. Both decreases were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $811,000, or 52%, during the three months ended June 30, 2016 as compared to the prior comparable period. Crude oil and natural gas sales decreased $2.1 million, or 60%, during the six months ended June 30, 2016 as compared to the prior comparable period. The decreases were primarily the result of less natural gas and crude oil volumes produced and lower average natural gas and crude oil prices received during the three and six month periods ended June 30, 2016 as compared to the prior comparable periods. The decrease in natural gas volumes produced during the three and six month periods ended June 30, 2016 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2016 that were not shut-in during the prior comparable periods.

The Company recognized $28,000 of other revenues during the six months ended June 30, 2016, a decrease of $76,000 as compared to the prior comparable period. Other revenues of $104,000 recognized during the six months ended June 30, 2015 were primarily the result of a sale of deep mineral interests associated with 80 acres held by a lease owned by the Company. The Company retained the rights to the shallow portion of the acreage sold. The Company did not recognize any sales of deep mineral interests during the three months ended June 30, 2016.

Production costs decreased $263,000, or 37%, during the three month period ended June 30, 2016 as compared to the prior comparable period. Production costs decreased $453,000, or 28%, during the six month period ended June 30, 2016 as compared to the prior comparable period. These decreases were primarily the result of less costs associated with Company operated oil and gas properties voluntarily shut-in during the three and six month periods ended June 30, 2016 that were not shut-in during the prior comparable periods, as well as less costs associated with oil and gas properties operated by third parties.

Depreciation, depletion and amortization (“DD&A”) decreased $177,000, or 15%, during the three months ended June 30, 2016 as compared to the prior comparable period. DD&A decreased $229,000, or 10%, during the six months ended June 30, 2016 as compared to the prior comparable period. The primary reasons for the decreases are lower natural gas and crude oil volumes produced and less depletable bases of oil and gas properties available to deplete during the three and six month periods ended June 30, 2016 as compared to the prior comparable periods. The decrease in natural gas volumes produced was primarily the result of Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2016 that were not shut-in during the prior comparable periods. The decrease in crude oil volumes produced was primarily the result of natural production decline. Less depletable bases of oil and gas properties is primarily the result of $21.9 million of DD&A, write down/impairment and abandonment of properties recognized during the fiscal year ended December 31, 2015. The effects of lower natural gas and crude oil volumes produced and less depletable bases of oil and gas properties on DD&A was offset somewhat by the effects of lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three and six month periods ended June 30, 2016 as compared to the prior comparable periods. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first six months of 2016 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2016 benchmark prices project to decrease reserves at December 31, 2016, the next scheduled valuation date, which will in turn project to decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2015, the prior valuation date. Additional oil and gas properties being depleted are primarily the result of $5.1 million of additions to proved properties and asset retirement obligations recognized at December 31, 2015 in association with revisions made to remaining lives of wells.

Accretion expense decreased $56,000, or 37%, during the three month period ended June 30, 2016 as compared to the prior comparable period. Accretion expense decreased $94,000, or 31%, during the six month period ended June 30, 2016 as compared to the prior comparable period. The primary reasons for these decreases was the result of more asset retirement obligations being fully accreted at January 1, 2016 as compared to January 1, 2015, which resulted in less discounted asset retirement obligations available to accrete during the three and six month periods ended June 30, 2016 as compared to the prior comparable periods.

General and administrative expense decreased $46,000, or 8%, during the three months ended June 30, 2016 as compared to the prior comparable period. General and administrative expense decreased $110,000, or 9%, during the six months ended June 30, 2016 as compared to the prior comparable period. The primary reason for this decrease is the result of cost-cutting measures management has implemented in response to the current environment of depressed crude oil and natural gas prices within the national and regional oil and gas industries and its related effects on the Company’s sales, operational cash flows and working capital.

The Company reported a net loss of $1.3 million and $3.1 million during the three and six months ended June 30, 2016, respectively, whereas the Company reported a net loss of $1.0 million and $1.7 million during the three and six months ended June 30, 2015, respectively. The additional net loss recognized in both periods was primarily the result of decreases in crude oil and natural gas sales, offset somewhat by decreases in production costs, DD&A, accretion expense and general and administrative expense. The additional net loss recognized during the six months ended June 30, 2016 as compared to the prior comparable period was also the result of a decrease in other revenues. The Company’s net loss represented 146% and 61% of total revenues during the three month periods ended June 30, 2016 and 2015, respectively. The Company’s net loss represented 187% and 45% of total revenues during the six month periods ended June 30, 2016 and 2015, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: August 12, 2016	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)