Form 10-Q
period 2016-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2016-11-10
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

There were 5,587,616 Units of limited partnership interest of the registrant as of November 10, 2016. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2016.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,430,370	$22,734,047
Investments	10,052,733	-
Accounts receivable:
Production	568,091	572,502
Joint venture partners	4,151	4,151
Employees' notes receivable	41,000	35,000
Other	29,150	45,838
Total current assets	22,125,495	23,391,538

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	181,449,747	181,293,110
Pipeline and support equipment	676,757	631,757
Corporate and other	2,111,699	2,114,844
	184,238,203	184,039,711

Less accumulated depreciation, depletion, amortization and write down	172,253,055	169,093,931
	11,985,148	14,945,780

OTHER ASSETS
Employees' notes receivable	47,294	89,437
Other	176,442	176,442
	223,736	265,879

	$34,334,379	$38,603,197

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,753,465	$1,839,816
Accrued expenses	825,716	1,130,772
Total current liabilities	2,579,181	2,970,588

DEFERRED INCOME TAXES	71,000	74,000

JOINT VENTURE PARTNER ADVANCES	1,050,424	1,004,953

ASSET RETIREMENT OBLIGATIONS	16,697,160	16,393,560

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 Units	13,771,244	17,944,611

GENERAL PARTNER'S EQUITY	165,370	215,485
Total partners' equity	13,936,614	18,160,096

	$34,334,379	$38,603,197

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015
REVENUES
Crude oil and natural gas sales	$795,459	$1,454,105	$2,193,374	$4,967,090
Well management and operating	93,864	128,461	297,051	395,337
Other	2,525	3,073	30,241	107,483
Total revenues	891,848	1,585,639	2,520,666	5,469,910

DIRECT COST OF REVENUES
Production costs	434,634	666,417	1,577,158	2,261,737
Well management and operating	54,256	76,317	174,532	235,013
Depreciation, depletion and amortization	1,001,542	1,185,964	3,096,470	3,509,609
Accretion expense	97,700	154,000	303,600	453,500
Total direct cost of revenues	1,588,132	2,082,698	5,151,760	6,459,859

GENERAL AND ADMINISTRATIVE EXPENSE	504,887	501,217	1,654,905	1,760,840
Total cost of revenues	2,093,019	2,583,915	6,806,665	8,220,699

LOSS FROM OPERATIONS	(1,201,171)	(998,276)	(4,285,999)	(2,750,789)

OTHER INCOME
Gain on sale of other assets	-	239,652	-	239,652
Interest and dividend income	27,808	8,397	61,017	25,805
Total other income	27,808	248,049	61,017	265,457

LOSS BEFORE INCOME TAXES	(1,173,363)	(750,227)	(4,224,982)	(2,485,332)

INCOME TAX EXPENSE (BENEFIT)
Current	500	4,000	1,500	12,000
Deferred	(1,000)	(5,000)	(3,000)	(15,000)
Total income tax benefit	(500)	(1,000)	(1,500)	(3,000)

NET LOSS	$(1,172,863)	$(749,227)	$(4,223,482)	$(2,482,332)

Allocation of Partnership Net Loss:
Limited Partners	$(1,158,946)	$(740,334)	$(4,173,367)	$(2,452,923)
General Partner	(13,917)	(8,893)	(50,115)	(29,409)

	$(1,172,863)	$(749,227)	$(4,223,482)	$(2,482,332)

Net loss per unit	$(0.21)	$(0.14)	$(0.75)	$(0.44)

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015

PARTNERS' EQUITY - BEGINNING OF PERIOD	$18,160,096	$43,714,129

Net loss	(4,223,482)	(2,482,332)

Cash distributions ($0.625 per unit in 2015)	-	(3,539,221)

Repurchase of Units	-	(122,089)

Options exercised	-	61,045

PARTNERS' EQUITY - END OF PERIOD	$13,936,614	$37,631,532

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,223,482)	$(2,482,332)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	3,162,270	3,577,309
Accretion expense	303,600	453,500
Gain on sale of other assets	-	(239,652)
Deferred income taxes	(3,000)	(15,000)
Changes in assets and liabilities:
Accounts receivable	4,411	498,983
Other current assets	16,688	12,000
Other assets	-	(3,471)
Accounts payable	(86,351)	(26)
Accrued expenses	(305,056)	(683,876)
Joint venture partner advances	45,471	15,437
Total adjustments	3,138,033	3,615,204
Net cash provided by (used in) operating activities	(1,085,449)	1,132,872

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(10,052,733)	-
Payments received on receivables from employees	37,737	25,977
Advances disbursed to employees	(1,594)	(13,162)
Purchase of property and equipment	(201,638)	(88,247)
Proceeds from sale of other assets	-	249,652
Net cash provided by (used in) investing activities	(10,218,228)	174,220

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(3,539,221)
Proceeds from options exercised	-	61,045
Repurchase of Units	-	(122,089)
Net cash used in financing activities	-	(3,600,265)

NET CHANGE IN CASH AND EQUIVALENTS	(11,303,677)	(2,293,173)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	22,734,047	25,353,579

CASH AND EQUIVALENTS - END OF PERIOD	$11,430,370	$23,060,406

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$390	$12,270

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

E.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.  As of September 30, 2016 and December 31, 2015, cash and equivalents include $1,050,424 and $1,004,953, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

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

The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30, 2016 and 2015:

	Asset Retirement Obligations
	Nine Months Ended September 30,

	2016	2015

Beginning of period	$16,736,560	$11,108,044
Liabilities incurred	-	1,000
Accretion expense	303,600	453,500

End of period	$17,040,160	$11,562,544

H.

Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2016 and December 31, 2015. Other revenues consist of gain on sale of deep rights and other miscellaneous revenues. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Other miscellaneous revenues are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 for the three and nine months ended September 30, 2016 and 5,587,616 and 5,596,541 for the three and nine months ended September 30, 2015, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Accounts Payable:
Production and related other	$1,413,594	$1,501,647
Other	292,637	290,935
Joint venture partner deposits	47,234	47,234

	$1,753,465	$1,839,816

Accrued Expenses:
Payroll and retirement plan contributions	$422,268	$679,934
Current portion of asset retirement obligations	343,000	343,000
Other	36,100	75,300
Federal, state and local taxes	24,348	32,538

	$825,716	$1,130,772

Note 3.	Partners’ Equity

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

All Units repurchased pursuant to the Repurchase Right were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at September 30, 2016 or 2015 that would potentially dilute net income per Unit.

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

The Company has natural gas delivery commitments to the Gas Purchasers (See Note 4). Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it may be required to purchase natural gas at market prices to meet such commitments which may result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the natural gas for redelivery (resale) to its customers.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Commitments and Contingencies (continued)

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at September 30, 2016.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.50% at September 30, 2016.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At September 30, 2016 and December 31, 2015, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2015. In addition, three subsequent addenda extending additional two-year payment terms to certain notes are outstanding at September 30, 2016 and December 31, 2015. Employees’ notes receivable, including accrued interest, amounted to $88,294 and $124,437 at September 30, 2016 and December 31, 2015, respectively.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$19,546	61%	$20,421	57%
Property and equipment (net)	11,985	38	14,946	42
Other	224	1	266	1
Total	$31,755	100%	$35,633	100%

Deferred income taxes	$71	-%	$74	-%
Long-term liabilities	17,747	56	17,399	49
Partners' equity	13,937	44	18,160	51
Total	$31,755	100%	$35,633	100%

Working capital of $19.5 million as of September 30, 2016 represented a decrease of $875,000 from December 31, 2015, due primarily to a decrease in cash and equivalents, offset somewhat by an increase in investments and decreases in accounts payable and accrued expenses. The decrease in cash and equivalents was primarily the result of cash held at December 31, 2015 being used in operating and investing activities during the nine months ended September 30, 2016. The increase in investments was the result of purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in accounts payable was primarily the result of timing of payments made for production related accounts payable. The decrease in accrued expenses was primarily the result of all payroll and retirement contributions accrued at December 31, 2015 having been paid during the nine months ended September 30, 2016.

                The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 10, 2016.

The Company’s cash flow used in operations before the change in working capital was $715,000 during the nine months ended September 30, 2016, a decrease of $2.0 million as compared to $1.3 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $370,000 during the nine months ended September 30, 2016 due primarily to decreases in accounts payable and accrued expenses. Cash flows used in operating activities was $1.1 million for the nine months ended September 30, 2016.

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

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2016 and 2015. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenues:
Crude oil and natural gas sales	89%	92%	87%	91%
Well management and operating	11	8	12	7
Other	-	-	1	2
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	49	42	62	41
Well management and operating	6	5	7	4
Depreciation, depletion and amortization	112	75	123	64
Accretion expense	11	10	12	9
General and administrative expense	57	31	66	32
Total expenses	235%	163%	270%	150%

Other income	3	16	2	5

Net loss	(132)%	(47)%	(168)%	(45)%

Revenues for the three and nine month periods ended September 30, 2016 decreased $694,000 and $2.9 million, respectively, as compared to the prior comparable periods. Both decreases were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $659,000, or 45%, during the three months ended September 30, 2016 as compared to the prior comparable period. Crude oil and natural gas sales decreased $2.8 million, or 56%, during the nine months ended September 30, 2016 as compared to the prior comparable period. The decreases were primarily the result of less natural gas and crude oil volumes produced and lower average natural gas and crude oil prices received during the three and nine month periods ended September 30, 2016 as compared to the prior comparable periods. The decrease in natural gas volumes produced during the three and nine month periods ended September 30, 2016 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2016 that were not shut-in during the prior comparable periods.

The Company recognized $30,000 of other revenues during the nine months ended September 30, 2016, a decrease of $77,000 as compared to the prior comparable period. Other revenues of $107,000 recognized during the nine months ended September 30, 2015 were primarily the result of a sale of deep mineral interests associated with 80 acres held by a lease owned by the Company. The Company retained the rights to the shallow portion of the acreage sold. The Company did not recognize any sales of deep mineral interests during the nine months ended September 30, 2016.

Production costs decreased $232,000, or 35%, during the three month period ended September 30, 2016 as compared to the prior comparable period. Production costs decreased $685,000, or 30%, during the nine month period ended September 30, 2016 as compared to the prior comparable period. These decreases were primarily the result of less costs associated with Company operated oil and gas properties voluntarily shut-in during the three and nine month periods ended September 30, 2016 that were not shut-in during the prior comparable periods, as well as less costs associated with oil and gas properties operated by third parties.

Depreciation, depletion and amortization (“DD&A”) decreased $184,000, or 16%, during the three months ended September 30, 2016 as compared to the prior comparable period. DD&A decreased $413,000, or 12%, during the nine months ended September 30, 2016 as compared to the prior comparable period. The primary reasons for the decreases are lower natural gas and crude oil volumes produced and less depletable bases of oil and gas properties available to deplete during the three and nine month periods ended September 30, 2016 as compared to the prior comparable periods. The decrease in natural gas volumes produced was primarily the result of Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2016 that were not shut-in during the prior comparable periods. The decrease in crude oil volumes produced was primarily the result of natural production decline. Less depletable bases of oil and gas properties is primarily the result of $21.9 million of DD&A, write down/impairment and abandonment of properties recognized during the fiscal year ended December 31, 2015. The effects of lower natural gas and crude oil volumes produced and less depletable bases of oil and gas properties on DD&A was offset somewhat by the effects of lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three and nine month periods ended September 30, 2016 as compared to the prior comparable periods. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first nine months of 2016 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2016 benchmark prices project to decrease reserves at December 31, 2016, the next scheduled valuation date, which will in turn project to decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2015, the prior valuation date. Additional oil and gas properties being depleted are primarily the result of $5.1 million of additions to proved properties and asset retirement obligations recognized at December 31, 2015 in association with revisions made to remaining lives of wells.

Accretion expense decreased $56,000, or 37%, during the three month period ended September 30, 2016 as compared to the prior comparable period. Accretion expense decreased $150,000, or 33%, during the nine month period ended September 30, 2016 as compared to the prior comparable period. The primary reasons for these decreases was the result of more asset retirement obligations being fully accreted at January 1, 2016 as compared to January 1, 2015, which resulted in less discounted asset retirement obligations available to accrete during the three and nine month periods ended September 30, 2016 as compared to the prior comparable periods.

General and administrative expense decreased $106,000, or 6%, during the nine months ended September 30, 2016 as compared to the prior comparable period. The primary reason for this decrease is the result of cost-cutting measures management has implemented in response to the current environment of depressed crude oil and natural gas prices within the national and regional oil and gas industries and its related effects on the Company’s sales, operational cash flows and working capital.

The Company recognized $240,000 of other income during the three and nine months ended September 30, 2015 in association with a gain on sale of other assets. The Company had no sales of other assets during the nine months ended September 30, 2016.

The Company reported a net loss of $1.2 million and $4.2 million during the three and nine months ended September 30, 2016, respectively, whereas the Company reported a net loss of $749,000 and $2.5 million during the three and nine months ended September 30, 2015, respectively. The additional net loss recognized in both periods was primarily the result of decreases in crude oil and natural gas sales, other revenues and gain on sale of other assets, offset somewhat by decreases in production costs, DD&A and accretion expense. The additional net loss recognized during the nine months ended September 30, 2016 as compared to the prior comparable period was also offset somewhat by a decrease in general administrative expense. The Company’s net loss represented 132% and 47% of total revenues during the three month periods ended September 30, 2016 and 2015, respectively. The Company’s net loss represented 168% and 45% of total revenues during the nine month periods ended September 30, 2016 and 2015, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: November 10, 2016	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)