Form 10-K
period 2016-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2017-03-28
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016
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

Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes           No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes           No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	_________	Accelerated filer	_________
Non-accelerated filer	_________ (Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes           No     X

There were 4,439,705 Units of limited partnership interest held by non-affiliates of the Registrant as of June 30, 2016. At June 30, 2016, there was no public market for the Registrant’s Units of limited partnership interest. There were 5,587,616 Units of limited partnership interest of the Registrant as of March 10, 2017. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2016.

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

Current Operations.   The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 56% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2016 are attributable to crude oil reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 443 (net) wells. The Company serves as the operator of approximately 59% of the gross wells and 76% of the net wells which comprise the Company’s properties.

The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

Sales of Deep Rights. The Company has sold its deep rights in certain Ohio and Pennsylvania properties for cash consideration as part of various agreements with multiple purchasers (the "Dispositions"). The Dispositions included no producing reserves, and the Company retained the rights to the shallow portion of all acreage sold in addition to some of the rights to a portion of the deep acreage sold, subject to the agreements. During 2012, the Company sold approximately 30,600 acres in conjunction with the Dispositions.

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

Acquisition of Prospects.   The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2016, the Company’s current leasehold inventory consists of approximately 33 prospects in various stages of maturity representing approximately 46 net acres under lease.

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

Acquisition of Producing Properties.   As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. The Company did not acquire any producing oil and gas properties during 2016 or 2015.

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

Funding for Activities.   The Company finances its current operations, including undeveloped leasehold acquisition activities, primarily through cash generated from operations and existing cash and equivalents. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.”

The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness would consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2016 or 2015 and no principal indebtedness was outstanding as of March 10, 2017. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2016, net of asset retirement obligations, which aggregate a net liability of $9,924,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil.   Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. Historically, posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices. There have been substantial fluctuations in crude oil prices in recent years, including 2016 and 2015.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2017, $44.49 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas.   The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2016, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002, the Company has had and continues to have multiple annual or biennial contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2017, the Company has elected to lock-in various monthly quantities of natural gas with Dominion which total 210,000 MCF from March 2017 through October 2017 at various monthly weighted-average pricing provisions averaging $2.42 per MCF, net of regional basis adjustments.

The Company also has had and continues to have multiple annual or biennial contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2017, the Company has elected to lock-in various monthly quantities of natural gas with IGS which total 100,000 MCF from March 2017 through October 2017 at various monthly weighted-average pricing provisions averaging $2.44 per MCF, net of regional basis adjustments.

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed quantities is sold at the month’s closing price at Henry Hub, which is the location for pricing NYMEX, plus or minus regional basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. During 2016, natural gas purchased by Dominion covered production from approximately 460 gross operated wells, while natural gas purchased by IGS covered production from approximately 200 gross operated wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commodity Pricing, Risk Management Activities and Inflation.”

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

During 2016, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than Dominion and IGS, whose purchases of natural gas from operated wells accounted for approximately 41% and 22%, respectively, of the Company’s consolidated natural gas sales. The Company expects that Dominion and IGS will be the only material natural gas purchasers during fiscal year 2017.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas and the continued oversupply of domestic natural gas have, at times, including 2016, resulted in a curtailment in exploration for and development of oil and gas properties.

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

Employees. As of March 10, 2017, the Company had 16 full-time and 3 part-time employees. These employees primarily are engaged in the following areas of business operations: six in accounting, seven in administration, four in field operations and two in land and lease acquisition.

ITEM 1A.              RISK FACTORS

Not a required disclosure for a Smaller Reporting Company.

Item 1b.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                 Properties

Set forth below is certain information regarding the oil and gas properties of the Company which are located in the Appalachian Basin of Ohio and Pennsylvania.

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

Natural Gas and Crude Oil Reserves. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date. The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves were $1.41 and $1.37 per MCF at December 31, 2016 and 2015 respectively, and the crude oil prices used in the estimation of proved reserves were $39.33 and $46.40 per BBL at December 31, 2016 and 2015, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2016, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2016. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2016 or 2015.

Proved Reserves.(1)  The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2016.

	Oil (BBLS)	Gas (MCF)

Proved Developed	244,000	5,280,000
Proved Undeveloped	-	-
Total	244,000	5,280,000

_________________
(1)	The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2016. A reconciliation of the Company’s proved reserves is included in the Notes to the Consolidated Financial Statements

Production.   The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2016 and 2015.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCF)	per BBL	per MCF	per Equivalent MCF(1)

2016	34,000	1,157,000	$39.67	$1.81	$1.59
2015	44,000	1,616,000	$46.61	$2.29	$1.46

_____________________

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells.   The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2016.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
288	1,158	1,446	161	721	882

_____________
(1)	Oil wells are those wells which generated the majority of their revenues from crude oil production during 2016; gas wells are those wells which generated the majority of their revenues from natural gas production during 2016.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2016, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2016, discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$17,014
Future production and development costs	(10,853)
Future asset retirement obligations, net of salvage	(16,451)
Future income tax expense	(95)

Future net cash flows	(10,385)
Effect of discounting future net cash flows at 10% per annum	461
Standardized measure of discounted future net cash flows	$(9,924)

___________________
(1) See the Notes to the Consolidated Financial Statements for additional information.

Acreage.   The Company had approximately 58,600 gross developed acres and 37,900 net developed acres as of December 31, 2016. Developed acreage is that acreage assignable to productive wells. The Company had approximately 46 gross and net proved undeveloped acres as of December 31, 2016.

Drilling Activity.   The following table sets forth the results of drilling activities during 2016 and 2015 on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net

2016	1.00	0.28	-	-
2015	1.00	0.11	-	-

_______________________
(1) All wells are located in the United States. All wells are development wells.
No exploratory wells were drilled.

Present Activities. The Company has not participated in the drilling of any wells since December 31, 2016.

Delivery Commitments. The Company has entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain operated contract wells. The operated contract wells comprised approximately 63% of the Company’s consolidated natural gas sales during 2016. In addition, the Company has entered into other various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

Item 3.                  Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of EEI and EMC as of March 10, 2017 are as follows:

		Positions and	Positions and
Name	Age	Offices with EEI	Offices with EMC

William A. Siskovic	61	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	42	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

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

PART II

Item 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2017, there were 5,587,616 Units held by 1,392 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company paid a quarterly distribution every quarter from July 1991 through October 2015. The Company paid total quarterly cash distributions of $0.70 per Unit during 2015. The Company has not paid a distribution since October 2015, and at this time the Company does not intend to resume paying quarterly distributions during 2017, though no assurances can be provided that the Company’s intentions won’t change based upon unforeseen changes in the national and/or regional oil and gas markets or other factors and their related effect on the Company’s future cash flows.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 26,774 of its Units of limited partnership interest at a price of $4.56 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2015. The Company did not offer to purchase Units in 2016, as it had determined that the price associated with the 2016 Repurchase Right, based upon the December 31, 2015 calculation, was negative. The Company has also determined that the price associated with the 2017 Repurchase Right, based upon the December 31, 2016 calculation, is negative, and as such the Company will not be offering to repurchase Units in 2017. See Note 3 in the Company’s consolidated financial statements for additional information on the Repurchase Right.

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

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$19,577	65%	$20,421	57%
Property and equipment (net)	10,266	34	14,946	42
Other	223	1	266	1
Total	$30,066	100%	$35,633	100%

Deferred income taxes	$74	-%	$74	-%
Long-term liabilities	17,794	59	17,399	49
Partners' equity	12,198	41	18,160	51
Total	$30,066	100%	$35,633	100%

Working capital surplus of $19.6 million as of December 31, 2016 represented an $844,000 decrease from December 31, 2015 due primarily to a decrease in cash and equivalents, offset somewhat by increases in investments and accounts receivable from production and a decrease in accounts payable. The increase in investments was the result of purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The increase in accounts receivable from production is the combined result of increases in crude oil and natural gas volumes produced and higher crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accounts payable is primarily the result of less production and related other payables outstanding at December 31, 2016 as compared to the prior comparable reporting date.

Property and equipment of $10.3 million as of December 31, 2016 represented a $4.7 million decrease from December 31, 2015 due primarily to $4.8 million of depreciation, depletion and amortization (“DD&A”) and $88,000 of write down/impairment and abandonment of crude oil and natural gas properties (“Impairment and Abandonment”) recognized in 2016, offset somewhat by $249,000 of new purchases.

Long-term liabilities of $17.8 million as of December 31, 2016 represented an increase of $395,000 from December 31, 2015 due primarily to an increase in asset retirement obligations. The increase in asset retirement obligations is almost entirely the result of accretion expense recognized in 2016 to adjust the liabilities to their present value at December 31, 2016.

The Company has not held a credit facility with a bank since 2003, nor has it had any borrowings since that time. The Company will not be offering to repurchase Units in 2017. As further discussed below, the Company expects existing cash and equivalents and cash flows from ongoing operations to meet short-term cash requirements.

Cash Flows from Operating, Investing and Financing Activities

The Company used existing cash and equivalents in investing activities and operating activities during 2016. The Company did not use any cash in financing activities during 2016. The Company generated the majority of its cash sources from operating activities during 2015. During 2015, existing cash and equivalents and cash provided by operations was used primarily to fund distributions to Unitholders.

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015:

	2016		2015
	Dollars	%	Dollars	%
	(Amounts in Thousands)
Operating Activities:
Net loss before adjustments	$(5,963)	(52)%	$(21,530)	(535)%
Adjustments	5,372	47	22,289	554
Cash flow from operations before working capital changes	(591)	(5)	759	19
Changes in working capital	(626)	(6)	464	11
Net cash provided by (used in) operating activities	(1,217)	(11)	1,223	30

Investing Activities:
Purchase of investments	(10,080)	(87)	-	-
Payments received on notes receivables from employees	37	-	30	1
Advances disbursed to employees	-	-	(14)	-
Purchase of property and equipment	(249)	(2)	(101)	(2)
Proceeds from sale of property and equipment	-	-	17	-
Proceeds from sale of other assets	-	-	250	6
Net cash provided by (used in) investing activities	(10,292)	(89)	182	5

Financing Activities:
Distributions	-	-	(3,963)	(98)
Repurchase of Units	-	-	(122)	(3)
Proceeds from options exercised	-	-	61	1
Net cash used in financing activities	-	-	(4,024)	(100)

Net change in cash and equivalents	$(11,509)	(100)%	$(2,619)	(65)%

Note:

All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes during 2016 resulted in a 5% use of total cash sources, whereas cash flow from operations before working capital changes during 2015 represented 19% of total cash sources provided. The decrease in cash flow from operations before working capital changes as a percentage of total cash sources in 2016, as compared to the prior comparable period, was primarily due to less crude oil and natural gas sales, net of decreased production costs and general and administrative expense incurred, during 2016 as compared to 2015. Changes in working capital other than cash and equivalents decreased cash by $626,000 during 2016 and increased cash by $464,000 during 2015. The $626,000 decrease in cash resulting from changes in working capital other than cash and equivalents in 2016 was primarily the result of an increase in accounts receivable from production and a decrease in accounts payable. The increase in accounts receivable from production is the combined result of increases in crude oil and natural gas volumes produced and higher crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accounts payable is primarily the result of less production and related other payables outstanding at December 31, 2016 as compared to the prior comparable reporting date. The $464,000 increase in cash resulting from changes in working capital other than cash and equivalents in 2015 was primarily the result of a decrease in accounts receivable from production, offset by a decrease in accrued expenses. The decrease in accounts receivable from production was the combined result of decreases in crude oil and natural gas volumes produced and lower crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accrued expenses was primarily the result of less payroll and retirement plan contributions accrued during the fourth quarter of 2015 as compared to the prior comparable accrual period.

The Company’s cash flows used in investing activities were $10.3 million in 2016, whereas the Company’s cash flows provided by investing activities were $182,000 in 2015. The variance was primarily the result of purchases of investments in 2016 that were not made in the prior comparable period, additional purchases of property and equipment in 2016 as compared to the prior comparable period, and no proceeds received from the sale of other assets in 2016 as compared to $250,000 received in the prior comparable period.

The Company did not have any cash flows from financing activities during 2016. During 2015, the Company used $4.0 million of cash flows in financing activities primarily to fund quarterly distributions to Unitholders.

The Company’s ending cash and equivalents balance of $11.2 million at December 31, 2016, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company ceased making quarterly distributions effective January 2016 and management does not provide any assurances as to when quarterly distributions will resume, if ever.

The Company participated in the drilling of one new oil and gas property during 2016. The Company’s share of proved gas reserves decreased by 2.7 BCF, or 34%, between December 31, 2016 and December 31, 2015, while proved oil reserves decreased by 33,000 barrels, or 12%, between December 31, 2016 and December 31, 2015. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves decreased by $1.7 million between December 31, 2016 and December 31, 2015. The primary reasons for this decrease were due to sales of crude oil and natural gas during 2016 and a decrease in average crude oil price and the related downward revisions in quantities of crude oil and natural gas reserves between December 31, 2016 and 2015. Management considers it doubtful at this point that the Company will drill any new wells during 2017, though it may participate in the drilling of a new well or wells through participation with a joint venture partner during 2017.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company did not offer to repurchase any Units during 2016. The Company repurchased 26,774 Units during 2015 pursuant to the Repurchase Right at a price of $4.56 per Unit. The Company has determined that the price associated with the 2017 Repurchase Right, based upon the December 31, 2016 calculation, is negative, and as such the Company will not be offering to repurchase Units in 2017.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2016 and 2015. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,

	2016	2015

Revenues:
Crude oil and natural gas sales	89%	90%
Well management and operating	10	8
Other	1	2
Total revenues	100	100

Expenses:
Production costs	56	43
Well management and operating	6	5
Depreciation, depletion and amortization	123	195
Accretion expense	10	10
Write down/impairment and abandonment of crude oil and natural gas properties	2	151
General and administrative expense	60	42
Total expenses	257	446

Other income	2	4

Income tax benefit	1	2

Net loss	(154)%	(340)%

Revenues for the year ended December 31, 2016 decreased $2.5 million, or 39%, compared to the prior comparable period. This decrease was due primarily to a decrease in crude oil and natural gas sales during 2016 as compared with 2015.

Crude oil and natural gas sales decreased $2.3 million, or 40%, from 2015 to 2016. This decrease was the combined result of decreases in crude oil and natural gas volumes produced and lower crude oil and natural gas prices received during 2016 as compared to 2015. The average price received per MCF of natural gas decreased from $2.29 in 2015 to $1.81 in 2016. The average price received per BBL of crude oil decreased from $46.61 in 2015 to $39.67 in 2016. The Company’s natural gas production decreased by 459,000 MCF, or 28%, while crude oil production decreased by 10,000 BBLS, or 23%, from 2015 to 2016. The primary reason for the decrease in crude oil and natural gas volumes produced during 2016 as compared to 2015 is the result of additional operated oil and gas properties being voluntarily shut-in during 2016 that weren’t otherwise shut-in during the prior comparable period. Natural gas sales accounted for 61% and 65% of total crude oil and natural gas sales in 2016 and 2015, respectively.

The Company recognized $109,000 of other revenues during 2015 primarily as the result of a sale of deep mineral interests associated with 80 acres held by a lease owned by the Company. The Company retained the rights to the shallow portion of the acreage sold. The Company did not have any sales of deep mineral interests in 2016.

Production costs decreased $570,000, or 21%, from 2015 to 2016. This decrease was primarily due to less operating fees incurred relative to additional properties being voluntarily shut-in during 2016 that were producing during the prior comparable period. Other various production costs that decreased in 2016 relative to the prior comparable period include third party operated well expenses, ad valorem taxes, salt water hauling, solvent and water treatments, repairs and maintenance expenses associated with tank batteries, roads, flow lines, sales lines, pump jacks, valves, wellheads and meters, and chart integration.

Depreciation, depletion and amortization decreased $7.6 million, or 62%, from 2015 to 2016. Write down/impairment and abandonment of crude oil and natural gas properties was $88,000 during 2016, a decrease of $9.5 million over the amount recognized in the prior comparable period. The Company recognized $12.4 million of DD&A and $9.6 million of Impairment and Abandonment in 2015, both of which were the highest amounts of record as recognized in the Company’s history. The substantial DD&A and Impairment and Abandonment recognized in 2015 was primarily due to a substantial decrease in natural gas and crude oil reserves at December 31, 2015 as compared to the prior valuation date, December 31, 2014. The decrease in natural gas and crude oil reserves from 2014 to 2015 was primarily the result of significantly lower natural gas and crude oil prices used to value reserves at December 31, 2015 as compared to the prior comparable valuation date. The lower natural gas and crude oil prices contributed to decreasing the average economic life of the Company’s oil and gas properties as compared to their prior valuation date. In conjunction with the substantial declines in prices and decreases in average economic lives of properties, projected future cash flows associated with the natural gas and crude oil reserves as of December 31, 2015 decreased significantly as compared to the prior valuation date. As a result of the substantial amounts of DD&A and Impairment and Abandonment recognized in 2015, the remaining depletable bases of the Company’s oil and gas properties in 2016 were significantly less than those available to deplete and assess for impairment in the prior year, which is the primary reason for the overall decrease in DD&A and Impairment and Abandonment from 2015 to 2016.

Accretion expense decreased $190,000, or 33%, from 2015 to 2016. The primary reason for this decrease was due to more asset retirement obligations being fully accreted at January 1, 2016 as compared to January 1, 2015, which resulted in less discounted asset retirement obligations available to accrete during 2016 as compared to the prior comparable period.

General and administrative expense decreased $394,000, or 15%, from 2015 to 2016. The primary reasons for this decrease are less legal costs incurred during 2016 as compared to the prior comparable period as well as cost-cutting measures management has implemented in response to the current environment of depressed crude oil and natural gas prices within the national and regional oil and gas industries and its related effects on the Company’s sales, operational cash flows and working capital.

The Company recognized $240,000 of other income during 2015 in association with a gain on sale of other assets. The Company had no sales of other assets during 2016.

The Company reported a net loss of $6.0 million during 2016, as compared to a net loss of $21.5 million recognized in the prior comparable period. The primary reasons for the decrease are decreases in production costs, DD&A, accretion expense, Impairment and Abandonment and general and administrative expense, offset somewhat by decreases in crude oil and natural gas sales and gain on sale of other assets. The net loss represented 154% and 340% of total revenues during the years ended December 31, 2016 and 2015, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4.7 million and $12.3 million during 2016 and 2015, respectively.

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

Crude oil and natural gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions. Any increases in estimated future cash flows would have no impact on the reported value of the Company’s crude oil and natural gas properties. In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the estimated fair value of the crude oil and natural gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the crude oil and natural gas properties. Any impairment loss would reduce property and equipment as well as total assets of the Company. An impairment loss would also decrease net income. The Company wrote down crude oil and natural gas properties by $88,000 and $9.6 million during 2016 and 2015, respectively, to provide for impairment and abandonment on certain of its crude oil and natural gas properties.

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

Revenue Recognition. The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2016 or 2015. Other revenues consist of gain on sale of deep rights and other miscellaneous revenues. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Other miscellaneous revenues are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Commodity Pricing, Risk Management Activities and Inflation

The Company’s revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and crude oil. Declines in oil and gas prices may have a material adverse effect on the Company’s financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that the Company can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on the Company’s future financial results. In particular, substantially lower prices would significantly reduce revenue, potentially increase depletion, depreciation and amortization and potentially trigger impairment under generally accepted accounting principles, as they did significantly in 2015.

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

While the cost of operations is affected by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2017, $44.49 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2016 was $1.81 per MCF, a decrease of $0.48 per MCF as compared to 2015. The Company’s average price of natural gas during 2015 was $2.29 per MCF, a decrease of $1.44 per MCF as compared to 2014. The Company’s average price of natural gas during 2014 was $3.73 per MCF, a decrease of $0.11 per MCF as compared to 2013. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2017 at $2.63 per MCF and the regional basis adjustment settled for the month of March 2017 at $(0.57) per MCF, resulting in a net regional market price of $2.06 per MCF. Since 2002, the Company has had and continues to have multiple annual or biennial contracts with various purchasers of natural gas, which obligate certain purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Per the terms of the Company’s contracts with two gas purchasers, the Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2017, the Company has elected to lock-in various monthly quantities of natural gas with two of its natural gas purchasers which total 310,000 MCF from March 2017 through October 2017 at various monthly weighted-average pricing provisions averaging $2.43 per MCF, net of regional basis adjustments. Excess natural gas production above locked-in quantities is sold at a price tied to the then current monthly NYMEX settled price plus or minus a current regional basis adjustment.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows increasing from $49.7 million at December 31, 2009 to $61.2 million at December 31, 2010, decreasing to $60.6 million at December 31, 2011, decreasing to $33.5 million at December 31, 2012, increasing to $41.7 million at December 31, 2013, decreasing to $28.2 million at December 31, 2014, decreasing to $(8.2) million at December 31, 2015 and decreasing to $(9.9) million at December 31, 2016.

The Company’s Standardized Measure of Discounted Future Net Cash Flows decreased by $1.7 million from December 31, 2015 to December 31, 2016. A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

Item 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

Item 8.                  Financial Statements and SupplementaRY Data

See attached pages F-1 to F-27.

EVERFLOW EASTERN PARTNERS, L. P.

2016 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L.P.

Canfield, Ohio

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L.P. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Everflow Eastern Partners, L.P.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maloney + Novotny LLC

Cleveland, Ohio

March 28, 2017

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,224,865	$22,734,047
Investments	10,080,608	-
Accounts receivable:
Production	1,014,946	572,502
Joint venture partners	3,366	4,151
Employees' notes receivable	41,000	35,000
Other	52,831	45,838
Total current assets	22,417,616	23,391,538

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	181,447,571	181,293,110
Pipeline and support equipment	682,135	631,757
Corporate and other	2,116,482	2,114,844
Gross property and equipment	184,246,188	184,039,711
Less accumulated depreciation, depletion, amortization and write down	173,979,881	169,093,931
Net property and equipment	10,266,307	14,945,780

OTHER ASSETS
Employees' notes receivable	46,045	89,437
Other	176,558	176,442
Total other assets	222,603	265,879

TOTAL ASSETS	$32,906,526	$38,603,197

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,703,441	$1,839,816
Accrued expenses	1,137,290	1,130,772
Total current liabilities	2,840,731	2,970,588

DEFERRED INCOME TAXES	74,000	74,000

JOINT VENTURE PARTNER ADVANCES	1,053,582	1,004,953

ASSET RETIREMENT OBLIGATIONS	16,740,630	16,393,560

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,587,616	12,052,848	17,944,611

GENERAL PARTNER'S EQUITY	144,735	215,485
Total partners' equity	12,197,583	18,160,096

TOTAL LIABILITIES AND PARTNERS' EQUITY	$32,906,526	$38,603,197

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

	2016	2015
REVENUES
Crude oil and natural gas sales	$3,439,081	$5,728,206
Well management and operating	409,454	499,898
Other	32,719	109,408
Total revenues	3,881,254	6,337,512

DIRECT COST OF REVENUES
Production costs	2,164,682	2,734,789
Well management and operating	239,815	296,712
Depreciation, depletion and amortization	4,753,321	12,363,647
Accretion expense	393,535	583,792
Write down/impairment and abandonment of crude oil and natural gas properties	88,329	9,575,275
Total direct cost of revenues	7,639,682	25,554,215

GENERAL AND ADMINISTRATIVE EXPENSE	2,315,882	2,709,530
Total cost of revenues	9,955,564	28,263,745

LOSS FROM OPERATIONS	(6,074,310)	(21,926,233)

OTHER INCOME
Interest and dividend income	92,216	34,222
Gain on sale of property and equipment	-	13,298
Gain on sale of other assets	-	239,652
Total other income	92,216	287,172

LOSS BEFORE INCOME TAXES	(5,982,094)	(21,639,061)

INCOME TAX EXPENSE (BENEFIT)
Current	(19,581)	10,600
Deferred	-	(120,000)
Total income tax benefit	(19,581)	(109,400)

NET LOSS	$(5,962,513)	$(21,529,661)

Allocation of Partnership Net Loss:
Limited Partners	$(5,891,763)	$(21,274,495)
General Partner	(70,750)	(255,166)

	$(5,962,513)	$(21,529,661)

Net loss per unit	$(1.05)	$(3.80)

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Years Ended December 31, 2016 and 2015

	2016	2015

PARTNERS' EQUITY – BEGINNING OF YEAR	$18,160,096	$43,714,129

Net loss	(5,962,513)	(21,529,661)

Cash distributions ($0.70 per unit in 2015)	-	(3,963,328)

Repurchase of Units	-	(122,089)

Options exercised	-	61,045

PARTNERS' EQUITY – END OF YEAR	$12,197,583	$18,160,096

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,962,513)	$(21,529,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,840,987	12,452,899
Accretion expense	393,535	583,792
Write down/impairment and abandonment of crude oil and natural gas properties	88,329	9,575,275
Gain on sale of property and equipment	-	(13,298)
Gain on sale of other assets	-	(239,652)
Deferred income taxes	-	(120,000)
Changes in assets and liabilities:
Accounts receivable	(441,659)	892,004
Other current assets	(6,993)	10,600
Other assets	(116)	860
Accounts payable	(136,375)	19,884
Accrued expenses	(41,091)	(458,779)
Joint venture partner advances	48,629	48,881
Total adjustments	4,745,246	22,752,466
Net cash provided by (used in) operating activities	(1,217,267)	1,222,805

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(10,080,608)	-
Payments received on notes receivables from employees	37,392	30,283
Advances disbursed to employees	-	(14,171)
Purchase of property and equipment	(248,699)	(101,084)
Proceeds from sale of property and equipment	-	17,355
Proceeds from sale of other assets	-	249,652
Net cash provided by (used in) investing activities	(10,291,915)	182,035

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(3,963,328)
Repurchase of Units	-	(122,089)
Proceeds from options exercised	-	61,045
Net cash used in financing activities	-	(4,024,372)

NET CHANGE IN CASH AND EQUIVALENTS	(11,509,182)	(2,619,532)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	22,734,047	25,353,579

CASH AND EQUIVALENTS AT END OF YEAR	$11,224,865	$22,734,047

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$390	$12,270

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.             Organization and Summary of Significant Accounting Policies

A.

Organization and Principles of Consolidation– Everflow Eastern Partners, L.P. ("Everflow") is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production. Everflow was formed to consolidate the business and crude oil and natural gas properties of Everflow Eastern, Inc. ("EEI") and subsidiaries and the crude oil and natural gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI ("EEI Programs" or the "Programs").

Everflow Management Limited, LLC ("EML"), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML are Everflow Management Corporation ("EMC"); two individuals who are officers and directors of EEI and employees of Everflow; one individual who is the Chairman of the Board of EEI; one individual who is an employee of Everflow; and one private limited liability company founded by an individual who is a director of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML. EML holds no assets other than its general partner's interest in Everflow, nor does it have any liabilities. In addition, EML has no separate operations or role apart from its role as the Company's general partner.

The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the "Company"), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

B.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates impacting the Company's financial statements include revenue and expense accruals and oil and gas reserve quantities. In the oil and gas industry, and especially as related to the Company's natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product. Consequently, accounts receivable from production and crude oil and natural gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in subsequent period's financial results. As is typical in the oil and gas industry, a significant portion of the Company's accounts receivable from production and crude oil and natural gas sales consists of unbilled receivables. Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of crude oil and natural gas properties and also impact the timing and costs associated with asset retirement obligations. The Company's estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company's results of operations and financial position.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.             Organization and Summary of Significant Accounting Policies

C.

Fair Value of Financial Instruments – The fair values of cash and equivalents, accounts and notes receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value because they are considered to be at current market rates. In accordance with generally accepted accounting principles, rates available to the Company at the balance sheet dates are used to estimate the fair value of existing obligations.

D.

Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $1,053,582 and $1,004,953 of joint venture partner advances at December 31, 2016 and 2015, respectively, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

E.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $4,709,814 and $12,318,335 during 2016 and 2015, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved crude oil and natural gas properties (on a field by field basis) for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows. Estimates of future crude oil and natural gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value, using the income approach, as the properties’ discounted estimated future net cash flows. The key assumptions above are not observable in the market and therefore the fair value of the oil and gas properties is classified as Level III. The Company wrote down crude oil and natural gas properties by $88,329 and $9,575,275 during 2016 and 2015, respectively, to provide for impairment and abandonment on certain of its crude oil and natural gas properties.

Additions to proved properties include changes to asset retirement obligations (see Note 1.G).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Organization and Summary of Significant Accounting Policies

F.	Property and Equipment (Continued)

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,536,288 – 39 to 40 years). Depreciation on pipeline and support equipment amounted to $43,507 and $45,312 for the years ended December 31, 2016 and 2015, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $87,666 and $89,252 for the years ended December 31, 2016 and 2015, respectively.

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

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Organization and Summary of Significant Accounting Policies

G.	Asset Retirement Obligations (Continued)

The schedule below is a reconciliation of the Company's liability for the years ended December 31:

	2016	2015

Beginning of period	$16,736,560	$11,108,044
Liabilities incurred	1,144	432
Liabilities settled	(6,609)	(79,620)
Accretion expense	393,535	583,792
Revisions in estimated cash flows	-	5,123,912

End of period	$17,124,630	$16,736,560

The current portion of asset retirement obligations of $384,000 and $343,000 at December 31, 2016 and 2015, respectively, is included in accrued expenses in the Company's consolidated balance sheets.

H.

Revenue Recognition – The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company's behalf. The Company had no material gas imbalances at December 31, 2016 or 2015. Other revenues consist of gain on sale of deep rights and other miscellaneous revenues. Gain on sale of deep rights is recognized when title to deep mineral interests has been transferred and all terms and conditions to the sale have been met. Other miscellaneous revenues are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

J.

Allocation of Income and Per Unit Data – Under the terms of the limited partnership agreement, initially 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the general partner. Such allocation has changed and may change in the future as Unitholders elect to exercise the Repurchase Right and select officers and employees elect to exercise options (see Note 3).

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each year presented. Average outstanding Units for earnings per Unit calculations amount to 5,587,616 and 5,594,310 in 2016 and 2015, respectively.

K.

New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services.  ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09, through issuance of ASU 2015-14, is to be effective for financial statements

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.            Organization and Summary of Significant Accounting Policies

K.	New Accounting Standards (Continued)

issued for annual periods beginning after December 31, 2017 (including interim reporting periods within those periods). Early adoption is permitted as of the original effective date. The Company is currently evaluating the potential impact of these standards on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.             Current Liabilities

The Company's accounts payable and accrued expenses consist of the following at December 31:

	2016	2015
Accounts Payable:
Production and related other	$1,364,131	$1,501,647
Other	292,076	290,935
Joint venture partner deposits	47,234	47,234

	$1,703,441	$1,839,816

Accrued Expenses:
Payroll and retirement plan contributions	$641,326	$679,934
Current portion of asset retirement obligations	384,000	343,000
Other	79,500	75,300
Federal, state and local taxes	32,464	32,538

	$1,137,290	$1,130,772

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company has determined that the price associated with the 2017 Repurchase Right, based upon the December 31, 2016 calculation, is negative, and as such the Company will not be offering to repurchase Units in 2017. The Company did not make a distribution in January 2017.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.             Partners' Equity (Continued)

The Company has an Option Repurchase Plan (the "Option Plan") which permits the grant of options to repurchase certain Units to select officers and employees (the "Option Plan Participants"). The purpose of the Option Plan is to assist the Company in attracting and retaining officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the Option Plan Participants with the financial interests of the Unitholders. The Company did not grant any options in 2016. In June 2015, the Company granted options to officers and an employee. All options granted were exercised on the same date. Compensation expense associated with these grants was not material to the financial statements.

The Company did not repurchase any Units pursuant to the Repurchase Right during 2016. Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Plan (collectively the “Units Activity”) for the two years ended December 31, 2015, are as follows:

	Per Unit
	Calculated					Units
	Price for	Less				Outstanding
	Repurchase	Interim	Net	Units	Units	Following
Year	Right	Distributions	Price Paid	Repurchased	Issued	Units Activity

2014	$7.010	$0.500	$6.51	11,964	5,982	5,601,003

2015	$4.935	$0.375	$4.56	26,774	13,387	5,587,616

All Units repurchased pursuant to the Repurchase Right were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at December 31, 2016 or 2015 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.             Provision for Income Taxes

A reconciliation between taxes computed at the Federal statutory rate and the effective tax rate in the statements of operations follows:

	Year Ended December 31,
	2016		2015
	Amount	%	Amount	%
Provision based on the statutory rate	$(2,034,000)	(34.0)	$(7,357,000)	(34.0)

Tax effect of:
Non-taxable status of the Programs and Everflow	1,881,000	31.4	7,130,000	32.9
Excess statutory depletion	-	0.0	(30,000)	(0.1)
Graduated tax rates, permanent differences between book and tax items, tax credits and other - net	133,400	2.2	147,600	0.7

Total	$(19,600)	(0.4)	$(109,400)	(0.5)

As referred to in Note 1, EEI accounts for deferred income taxes under the provisions of generally accepted accounting principles. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties.

Note 5.             Retirement Plans

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached defined minimum age and term of service requirements (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees' contributions to the Defined Contribution Plan as annually determined by EMC's Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC's Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company's total contributions to the Defined Contribution Plan amounted to approximately $168,700 and $187,000 for the years ended December 31, 2016 and 2015, respectively.

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

Net periodic benefit cost recognized in the consolidated statements of operations consists of the following during the year ended December 31, 2015:

Service cost	$100,000
Interest cost	49,500
Expected return on plan assets	(64,800)
Settlements	40,900

Net periodic benefit cost	$125,600

The projected benefit obligation (the “PBO”) and accumulated benefit obligation are determined as the actuarial present value of the vested benefits to which the employees are currently entitled but based on their expected date of separation or retirement. The change in the projected benefit obligation of the Pension Plan and the change in assets at fair value are as follows during the year ended December 31, 2015:

Change in PBO:

PBO, beginning of year	$990,700
Service cost	100,000
Interest cost	49,500
Actuarial (gain) loss	(24,700)
Settlements	(1,115,500)
Benefits paid	-

PBO, end of year	$-

Change in Plan assets:

Fair value, beginning of year	640,600
Actual return on plan assets	(800)
Company contributions	475,700
Benefits paid	(1,115,500)

Fair value, end of year	$-

Funded status at December 31, 2015	$-

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.             Retirement Plans (Continued)

The Company’s funding policy for the Plan was to fund at least the amount actuarially determined necessary to comply with the minimum funding standards as defined by the Employee Retirement Income Security Act.

Assumptions used in accounting for the projected benefit obligation at January 1, 2015 included a discount rate of 5% and long-term asset return of 7%.

The Plan's investment policy reflected the long-term nature of the plan's funding obligations. The assets were invested to provide the opportunity for both income and growth of principal. This objective was pursued as a long-term goal designed to provide required benefits for participants without undue risk. It was expected that this objective would be achieved through a well-diversified asset portfolio. As such, the Plan’s assets, which were classified as Level I assets, were invested in a publicly traded mutual fund with a domestic blend of stocks and bonds at January 1, 2015. Upon the termination of the Plan in 2015, all Plan assets were distributed.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 3.75% at December 31, 2016.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At December 31, 2016 and 2015, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2015. In addition, 3 subsequent addenda extending additional payment terms to certain notes are outstanding at December 31, 2016. Employee notes receivables, including accrued interest, amounted to $87,045 and $124,437 at December 31, 2016 and 2015, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Business Segments, Risks and Major Customers

The Company operates exclusively in Ohio and Pennsylvania of the United States in the acquisition, exploration, development and production of oil and gas.

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

Natural gas sales accounted for 61% and 65% of total crude oil and natural gas sales in 2016 and 2015, respectively. Approximately 76% and 69% of total crude oil and natural gas sales were derived from operated wells in 2016 and 2015, respectively. The Company had two significant purchasers of natural gas production from operated wells for the years ended December 31, 2016 and 2015. Natural gas sales to these significant purchasers as a percentage of consolidated crude oil and natural gas sales were as follows:

Natural Gas Purchaser	2016	2015
Dominion Field Services, Inc. ("Dominion")	25%	27%
Interstate Gas Supply, Inc. ("IGS")	13	14

	38%	41%

As of December 31, 2016, natural gas purchased by Dominion covers production from approximately 460 gross operated wells, while natural gas purchased by IGS covers production from approximately 200 gross operated wells. Production purchased by Dominion and IGS from operated wells comprised approximately 63% of the Company's consolidated natural gas sales in 2016 and 2015, respectively.

Substantially all of the Company’s crude oil production from operated wells is purchased by Ergon Oil Purchasing, Inc. (“Ergon Oil”).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Business Segments, Risks and Major Customers (Continued)

The Company's production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management's review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2016 and 2015. The Company expects that Dominion, IGS and Ergon Oil will continue to be the only major customers for natural gas and crude oil production from its operated wells in 2017. Historically, the Company has not tracked the purchasers of natural gas and crude oil derived from third party operated wells which may have the same customers.

The Company has multiple contracts with Dominion and IGS (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 510,000 MCF from January 2017 through October 2017 at various monthly weighted-average pricing provisions averaging $2.45 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Note 8.	Commitments and Contingencies

The Company has natural gas delivery commitments to the Gas Purchasers (see Note 7). Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it may be required to purchase natural gas at market prices to meet such commitments which may result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the natural gas for redelivery (resale) to its customers.

In conjunction with the sale of approximately 28,800 acres of deep rights made in 2012, the Company agreed to perpetuate the producing leases for a minimum period of five years. If the Company fails to perpetuate the producing leases during such five-year period, it shall refund to the purchaser the portion of the purchase price attributable to the affected properties based on an allocated value of $1,250 per acre (the “Refund Price”), provided however, that should the Company revive or otherwise renew such expired leases within three months of their expiration, the purchaser shall have the right to acquire the deep rights on such revived or renewed leases for the Refund Price. The Company has assessed the shallow operations of all properties from which deep acreage was sold and does not believe a reserve for potential refunded acreage to be necessary at December 31, 2016.

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

CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2016	2015

Proved oil and gas properties	$181,447,571	$181,293,110

Pipeline and support equipment	682,135	631,757

Gross capitalized costs	182,129,706	181,924,867

Accumulated depreciation, depletion, amortization and write down	172,885,338	168,088,105

Net capitalized costs	$9,244,368	$13,836,762

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2016	2015

Property acquisition costs	$20,363	$29,037
Development costs	136,274	72,047

The Company had no purchases of producing oil and gas properties in 2016 or 2015.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.             Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND
GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2016	2015

Crude oil and natural gas sales	$3,439,081	$5,728,206
Production costs	(2,164,682)	(2,734,789)
Depreciation, depletion and amortization	(4,753,321)	(12,363,647)
Accretion expense	(393,535)	(583,792)
Write down/impairment and abandonment of crude oil and natural gas properties	(88,329)	(9,575,275)

Results of operations before income tax expense (benefit)	(3,960,786)	(19,529,297)

Income tax expense (benefit)	(20,000)	11,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(3,940,786)	$(19,540,297)

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.            Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)

Balance, January 1, 2015	511,000	23,724,000
Extensions, discoveries and other additions	2,000	5,000
Production	(44,000)	(1,616,000)
Revision of previous estimates	(192,000)	(14,122,000)

Balance, December 31, 2015	277,000	7,991,000
Extensions, discoveries and other additions	5,000	13,000
Production	(34,000)	(1,157,000)
Revision of previous estimates	(4,000)	(1,567,000)

Balance, December 31, 2016	244,000	5,280,000

PROVED DEVELOPED RESERVES:

December 31, 2014	511,000	23,724,000
December 31, 2015	277,000	7,991,000
December 31, 2016	244,000	5,280,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. At December 31, 2016 and 2015, the Company had 46 and 91 net proved undeveloped acres, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $36,200 and $35,700 at December 31, 2016 and 2015, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.             Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2016	2015
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$17,014	$23,821
Future production and development costs	(10,853)	(15,446)
Future asset retirement obligations, net of salvage	(16,451)	(16,443)
Future income tax expense	(95)	(144)

Future net cash flows	(10,385)	(8,212)
Effect of discounting future net cash flows at 10% per annum	461	1

Standardized measure of discounted future net cash flows	$(9,924)	$(8,211)

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2016	2015
	(Thousands of Dollars)

Balance, beginning of year	$(8,211)	$28,157
Extensions, discoveries and other additions	85	30
Revision of quantity estimates	(184)	(2,562)
Sales of crude oil and natural gas, net of production costs	(1,274)	(2,993)
Net change in income taxes	32	573
Net changes in prices and production costs	(1,080)	(31,254)
Accretion of discount	(821)	2,816
Other	1,529	(2,978)

Balance, end of year	$(9,924)	$(8,211)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $1.41 and $1.37 per MCF at December 31, 2016 and 2015, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $39.33 and $46.40 per BBL at December 31, 2016 and 2015, respectively.

Item 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

IteM 9A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2016.

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

Management is responsible for assessing the effectiveness of our internal controls over financial reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessments, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal control over financial reporting during 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

IteM 9B.          OTHER INFORMATION

None.

PART III

Item 10.            Directors, Executive Officers AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2017 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company founded by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes.

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

EEI has continued its separate existence as a holder of interests in many of the same crude oil and natural gas properties that the Company operates. Many personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions are now employed directly by the Company and discharge the same functions on behalf of the Company. EEI has no employees as of March 10, 2017, and has had no employees for at least the past two years. All of EEI’s outstanding shares are owned by the Company.

Directors and Officers of EEI and EMC.   The executive officers and directors of EEI and EMC as of March 10, 2017 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC
Thomas L. Korner	63	Chairman of the Board and director	Chairman of the Board and director

Robert F. Sykes	93	Director	Director

Peter H. Sykes	60	None	Director

William A. Siskovic	61	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	42	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

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

William A. Siskovic was appointed to serve as President and Principal Executive Officer of EEI and EMC in January 2010. Prior to this appointment Mr. Siskovic had been a Vice President of EEI since January 1989 and a Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a director of EMC. He had served as Principal Financial and Accounting Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. Mr. Siskovic’s experience as a senior financial executive with EEI and EMC since the Company’s formation provides the Company with a valuable resource and qualifies him for his role as officer and director. He now supervises and oversees all aspects of the Company and EEI’s business, including oil and gas property acquisition, development, operation and marketing. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company. From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm’s oil and gas consulting practice in the Cleveland, Ohio office. From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer. Mr. Siskovic has a Business Administration Degree in Accounting from Cleveland State University, is a current member of the Ohio Oil and Gas Association, and currently serves on the Board of Trustees of the Ohio Oil and Gas Energy Education Program and the Children's Mental Health Circle of Friends Foundation, a nonprofit organization that serves a counseling center providing behavioral health care services.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the Securities and Exchange Commission.

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2016 were timely made.

Item 11.     Executive Compensation

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

Overview of 2016 Executive Compensation Components

Components of executive compensation in the 2016 fiscal year for the executive officers of EMC and EEI include the following:

●	base salary

●	annual cash bonuses

●	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2016 are shown in the Summary Compensation Table appearing further below in this Item 11.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2016, the Board of Directors set a range of these bonuses between 90% and 150% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2016, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2016, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2017 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 90% and 150% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

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

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees. The Company did not grant any options to executive officers during 2016. During June 2015, the Company granted a total of 10,710 options to executive officers, of which all were exercised during the same month.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2016 and 2015, of those persons who were at December 31, 2016: (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

	SUMMARY COMPENSATION TABLE

	Annual Compensation

				Options	Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Compensation(2)		Total

William A. Siskovic,	2016	$125,200	$183,000	$-	$40,800	(3)	$349,000
President and Principal Executive Officer	2015	$125,200	$175,000	$-	$83,220	(3)	$383,420

Brian A. Staebler,	2016	$115,400	$135,000	$-	$35,200	(4)	$285,600
Vice President and Principal Financial and Accounting Officer	2015	$113,000	$130,000	$-	$76,090	(4)	$319,090

No Named Executive Officer received personal benefits or perquisites during 2016 or 2015 in excess of $10,000.

(1)

In June 2015, the Company issued William A. Siskovic and Brian A. Staebler each 5,355 options to repurchase certain Units at an exercise price of $4.56 per Unit. All options granted were exercised on the same date. The value of the options were deemed immaterial and no compensation cost was recognized under FASB ASC Topic 718 for fiscal year 2015. The Company did not issue any options to executive officers in 2016.

(2)

Includes amounts contributed under the Company’s Defined Contribution Plan in the form of employer-matched contributions and profit sharing contributions, amounts contributed to the Company’s Pension Plan, which was terminated in December 2015, on behalf of the executive officers, and amounts considered taxable wages with respect to personal use of a Company vehicle, the Company’s Group Term Life Insurance Plan, and additional supplemental life insurance. Additional terms of the Defined Contribution Plan and Pension Plan are described in the section entitled “Retirement Plans” appearing above in this Item 11.

(3)

During fiscal years ended December 31, 2016 and 2015, includes $16,800 and $26,500, respectively, contributed as profit sharing to the Defined Contribution Plan, $15,900 and $7,950 contributed as matching contributions to the Defined Contribution Plan, $0 and $40,500, respectively, awarded as benefits to the Pension Plan, $1,800 and $1,700, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,300 and $6,570, respectively, considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(4)

During fiscal years ended December 31, 2016 and 2015, includes $15,600 and $24,360, respectively, contributed as profit sharing to the Defined Contribution Plan, $15,100 and $7,310, respectively, contributed as matching contributions to the Defined Contribution Plan, $0 and $40,500, respectively, awarded as benefits to the Pension Plan, $3,200 and $2,590, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $1,300 and $1,330 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

None of the Named Executive Officers has an employment agreement with the Company.

Outstanding Equity Awards

The Company did not grant any options to executive officers during 2016. During June 2015, the Company granted a total of 10,710 options, respectively, to executive officers. All options granted were exercised during the same month. There were no outstanding unexercised options as of December 31, 2016 or 2015.

Retirement Plans

The Company has a defined contribution plan pursuant to section 401(k) of the Internal Revenue Code for all employees, including officers, who have reached the age of 21 and completed one year of service (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees' contributions to the Defined Contribution Plan as annually determined by EMC's board of directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC's board of directors. Amounts contributed to the DC Plan vest immediately.

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

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during the 2016 or 2015 fiscal years.

Item 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 10, 2017 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company founded by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes. The General Partner of the Company owns a 1.19% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2017 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
	Units in	of Units in	Management	Interest in
Name of Holder	Company	Company (1)	Limited, LLC (2)	EMC

Directors and Executive Officers
Robert F. Sykes (3) (director of EMC)	158,634	2.84	*	*
William A. Siskovic (officer and director of EMC)	86,329	1.55	16.6667	16.6667
Thomas L. Korner (Chairman of the Board & director of EMC)	64,476	1.15	16.6667	16.6667
Peter H. Sykes (4) (director of EMC)	41,244	0.74	*	*
Brian A. Staebler (officer and director of EMC)	15,462	0.28	8.3333	8.3333
	366,145	6.56	41.6667	41.6667

Other Beneficial Owners of >5% of the Company
David F. Sykes (5)	774,099	13.85	50.0000	50.0000
	1,140,244	20.41	91.6667	91.6667

*Represents less than one percent.

(1)

Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.19% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.

(3)	Includes 79,639 Units held directly by Robert F. Sykes and 78,995 Units held by the Sykes Family Trust, of which Robert F. Sykes serves as the Trustee.

(4)	Includes 41,244 Units held by PHS Associates, a New York limited partnership owned by the family of Peter H. Sykes.

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. William A. Siskovic made investments in crude oil and natural gas properties during 2015 in the amount of $9,210. Brian A. Staebler made investments in crude oil and natural gas properties during 2016 and 2015 in the amount of $1,600 and $9,210, respectively. Thomas L. Korner made investments in crude oil and natural gas properties during 2015 in the amount of $9,210.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2016 and 2015. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2016 and 2015, respectively.

	December 31,
	2016	2015

Audit fees	$162,073	$161,222
Audit related fees	-	-
Tax fees	1,196	855
All other fees	-	-

Total	$163,269	$162,077

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, including Interactive Data Files, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. Tax fees include fees for tax planning and tax advice.

The Company has a policy to assure the independence of its registered public accounting firm. Prior to each fiscal year, the audit committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related and other services were pre-approved for 2016 by the audit committee.

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

ITEM 16.                FORM 10-K SUMMARY

                                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Robert F. Sykes	Director	March 28, 2017
Robert F. Sykes

By:	/s/ Peter H. Sykes	Director	March 28, 2017
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 28, 2017
Thomas L. Korner

By:	/s/ William A. Siskovic	President, Principal Executive Officer and Director	March 28, 2017
William A. Siskovic

By:	/s/ Brian A. Staebler	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and Director	March 28, 2017
Brian A. Staebler

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2008	(4)

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 14, 2017 concerning evaluation of oil and gas reserves.

99.2	Audit Committee Charter of Everflow Management Corporation	(7)

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

E-1

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-19279).

E-2