Form 10-Q
period 2017-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2017-05-10
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X         No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No     X

There were 5,587,616 Units of limited partnership interest of the registrant as of May 10, 2017. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2017.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,685,824	$11,224,865
Investments	10,109,615	10,080,608
Accounts receivable:
Production	1,342,975	1,014,946
Joint venture partners	-	3,366
Employees' notes receivable	42,000	41,000
Other	10,850	52,831
Total current assets	23,191,264	22,417,616

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	181,223,101	181,447,571
Pipeline and support equipment	682,135	682,135
Corporate and other	2,116,482	2,116,482
Gross property and equipment	184,021,718	184,246,188

Less accumulated depreciation, depletion, amortization and write down	173,967,370	173,979,881
Net property and equipment	10,054,348	10,266,307

OTHER ASSETS
Employees' notes receivable	6,328	46,045
Other	184,398	176,558
Total other assets	190,726	222,603

TOTAL ASSETS	$33,436,338	$32,906,526

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,695,307	$1,703,441
Accrued expenses	613,652	1,137,290
Total current liabilities	2,308,959	2,840,731

DEFERRED INCOME TAXES	74,000	74,000

JOINT VENTURE PARTNER ADVANCES	1,258,024	1,053,582

ASSET RETIREMENT OBLIGATIONS	16,838,430	16,740,630

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 Units	12,803,180	12,052,848

GENERAL PARTNER'S EQUITY	153,745	144,735
Total partners' equity	12,956,925	12,197,583

TOTAL LIABILITIES AND PARTNERS' EQUITY	$33,436,338	$32,906,526

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
REVENUES
Crude oil and natural gas sales	$2,200,622	$653,530
Well management and operating	143,303	105,313
Other	10,441	2,200
Total revenues	2,354,366	761,043

DIRECT COST OF REVENUES
Production costs	674,983	703,015
Well management and operating	84,274	62,287
Depreciation, depletion and amortization	190,859	1,069,895
Accretion expense	97,800	110,400
Total direct cost of revenues	1,047,916	1,945,597

GENERAL AND ADMINISTRATIVE EXPENSE	580,123	608,211
Total cost of revenues	1,628,039	2,553,808

INCOME (LOSS) FROM OPERATIONS	726,327	(1,792,765)

INTEREST AND DIVIDEND INCOME	33,015	12,063

INCOME (LOSS) BEFORE INCOME TAXES	759,342	(1,780,702)

INCOME TAX EXPENSE (BENEFIT)
Current	-	500
Deferred	-	(1,000)
Total income tax benefit	-	(500)

NET INCOME (LOSS)	$759,342	$(1,780,202)

Allocation of Partnership Net Income (Loss):
Limited Partners	$750,332	$(1,759,078)
General Partner	9,010	(21,124)

Net income (loss)	$759,342	$(1,780,202)

Net income (loss) per unit	$0.13	$(0.31)

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

PARTNERS' EQUITY - BEGINNING OF PERIOD	$12,197,583	$18,160,096

Net income (loss)	759,342	(1,780,202)

PARTNERS' EQUITY - END OF PERIOD	$12,956,925	$16,379,894

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$759,342	$(1,780,202)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	211,959	1,091,795
Accretion expense	97,800	110,400
Deferred income taxes	-	(1,000)
Changes in assets and liabilities:
Accounts receivable	(324,663)	31,100
Other current assets	41,981	500
Other assets	(7,840)	-
Accounts payable	(8,134)	(39,430)
Accrued expenses	(523,638)	(546,692)
Joint venture partner advances	204,442	6,049
Total adjustments	(308,093)	652,722
Net cash provided by (used in) operating activities	451,249	(1,127,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(29,007)	-
Payments received on receivables from employees	38,717	35,097
Purchase of property and equipment	-	(195)
Net cash provided by investing activities	9,710	34,902

NET CHANGE IN CASH AND EQUIVALENTS	460,959	(1,092,578)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,224,865	22,734,047

CASH AND EQUIVALENTS - END OF PERIOD	$11,685,824	$21,641,469

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$499	$390

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies.

A.

Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2017.

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

E.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.  As of March 31, 2017 and December 31, 2016, cash and equivalents include $1,258,024 and $1,053,582, respectively, of joint venture partner advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned.

F.

Investments – The Company’s investments are classified as available-for-sale securities and consist of shares held in a mutual fund that invests primarily in investment grade, U.S. dollar denominated short-term fixed and floating rate debt securities. The mutual fund seeks current income while seeking to maintain a low volatility of principal.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Investments (continued)

The Financial Accounting Standards Board established a framework for measuring fair value and expanded disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs and defines valuation techniques used to measure fair value. The hierarchy gives highest priority to Level I inputs and lowest priority to Level III inputs. The three levels of the fair value hierarchy are described below:

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

H.

Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2017 and December 31, 2016. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 for the three months ended March 31, 2017 and 2016, respectively.

K.

New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services.  ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09, through issuance of ASU 2015-14, is to be effective for financial statements issued for annual periods beginning after December 31, 2017 (including interim reporting periods within those periods). Early adoption is permitted as of the original effective date. The Company is currently evaluating the potential impact of these standards on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company's current liabilities consist of the following at March 31, 2017 and December 31,2016:

	March 31,	December 31,
	2017	2016

Accounts Payable:
Production and related other	$1,356,866	$1,364,131
Other	291,207	292,076
Joint venture partner deposits	47,234	47,234

Total accounts payable	$1,695,307	$1,703,441

Accrued Expenses:
Current portion of asset retirement obligations	$384,000	$384,000
Payroll and retirement plan contributions	144,172	641,326
Other	77,200	79,500
Federal, state and local taxes	8,280	32,464

Total accrued expenses	$613,652	$1,137,290

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company has determined that the price associated with the 2017 Repurchase Right, based upon the December 31, 2016 calculation, is negative, and as such the Company will not be offering to repurchase Units in 2017. Additionally, the Company did not offer to repurchase Units in 2016. The Company has not made a distribution in 2017.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at March 31, 2017 or 2016 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 540,000 MCF from April 2017 through March 2018 at various monthly weighted-average pricing provisions averaging $2.84 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 4.00% at March 31, 2017.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At March 31, 2017 and December 31, 2016, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2015. In addition, two subsequent addenda extending additional payment terms to certain notes are outstanding at March 31, 2017. Employees’ notes receivable, including accrued interest, amounted to $48,328 and $87,045 at March 31, 2017 and December 31, 2016, respectively.

Part I:  Financial Information

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$20,882	67%	$19,577	65%
Property and equipment (net)	10,054	32	10,266	34
Other	191	1	223	1
Total	$31,127	100%	$30,066	100%

Deferred income taxes	$74	-%	$74	-%
Long-term liabilities	18,096	58	17,794	59
Partners' equity	12,957	42	12,198	41
Total	$31,127	100%	$30,066	100%

             Working capital of $20.9 million as of March 31, 2017 represented an increase of $1.3 million from December 31, 2016, due primarily to increases in cash and equivalents and accounts receivable from production and a decrease in accrued expenses. The increase in cash and equivalents is primarily the result of cash provided by operating activities during the three months ended March 31, 2017. The increase in accounts receivable from production is primarily the result of increases in natural gas volumes produced and higher natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The primary reason for the increase in natural gas volumes produced is the result of less operated oil and gas properties being voluntarily shut-in during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2016 having been paid during the three months ended March 31, 2017.

                The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2017.

The Company’s cash flow provided by operating activities before the change in working capital was $1.3 million during the three months ended March 31, 2017, an increase of $1.8 million as compared to $573,000 of cash flow used in operating activities before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $814,000 during the three months ended March 31, 2017 due primarily to an increase in accounts receivable from production and a decrease in accrued expenses. Cash flows provided by operating activities was $451,000 for the three months ended March 31, 2017.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations and capital investments to develop and/or purchase oil and gas properties. The Company has not paid a quarterly cash distribution since October 2015.

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 540,000 MCF from April 2017 through March 2018 at various monthly weighted-average pricing provisions averaging $2.84 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2017 and 2016. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months
	Ended March 31,
	2017	2016

Revenues:
Crude oil and natural gas sales	94%	86%
Well management and operating	6	14
Total revenues	100%	100%

Expenses:
Production costs	29	92
Well management and operating	3	8
Depreciation, depletion and amortization	8	141
Accretion expense	4	15
General and administrative	25	80
Total expenses	69%	336%

Interest and dividend income	1	2

Net income (loss)	32%	(234)%

Revenues for the three month period ended March 31, 2017 increased $1.6 million, or 209%, as compared to the prior comparable period. The increase is primarily the result of an increase in crude oil and natural gas sales recognized during the three month period ended March 31, 2017 as compared to the prior comparable period.

Crude oil and natural gas sales increased $1.5 million, or 237%, during the three months ended March 31, 2017 as compared to the prior comparable period. The increase is the combined result of increases in natural gas and crude oil volumes produced and higher natural gas and crude oil prices received during the three month period ended March 31, 2017 as compared to the prior comparable period. The increase in volumes produced is primarily the result of less Company operated properties being voluntarily shut-in during the three month period ended March 31, 2017 as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) decreased $879,000, or 82%, during the three months ended March 31, 2017 as compared to the prior comparable period. The primary reasons for the decrease are less depletable bases of oil and gas properties available to deplete during the three month period ended March 31, 2017 as compared to the prior comparable period and higher projected natural gas and crude oil reserves, the effects of which are offset somewhat by an increase in natural gas and crude oil volumes produced during the three month period ended March 31, 2017 as compared to the prior comparable period. Less depletable bases of oil and gas properties is primarily the result of $26.8 million of DD&A, write down/impairment and abandonment of properties recognized during the fiscal years ended December 31, 2015 and 2016. The increase in projected natural gas and crude oil reserves is primarily the result of higher benchmark natural gas and crude oil prices indexed throughout the first three months of 2017 as compared to the benchmark prices indexed throughout the prior comparable period. The higher 2017 benchmark prices project to increase reserves at December 31, 2017, the next scheduled valuation date, which will in turn project to increase the average economic life of the Company’s oil and gas properties as compared to December 31, 2016, the prior valuation date.

The Company reported net income of $759,000 during the three months ended March 31, 2017, an increase of $2.5 million as compared to the Company’s reported net loss of $1.8 million during the three months ended March 31, 2016. The increase in net income was primarily the result of an increase in crude oil and natural gas sales and a decrease in DD&A. The Company’s net income represented 32% of total revenues during the three month period ended March 31, 2017, whereas the Company’s net loss represented 234% of total revenues during the three month period ended March 31, 2016.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2016, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: May 10, 2017	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)