Form 10-Q
period 2017-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2017-08-10
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             Quarterly report pursuant to Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company ________

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No     X

There were 5,587,616 Units of limited partnership interest of the registrant as of August 10, 2017. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2017.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$13,272,535	$11,224,865
Investments	10,141,696	10,080,608
Accounts receivable:
Production	1,414,961	1,014,946
Joint venture partners	-	3,366
Employees' notes receivable	38,500	41,000
Other	10,850	52,831
Total current assets	24,878,542	22,417,616

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	181,123,808	181,447,571
Pipeline and support equipment	682,135	682,135
Corporate and other	2,127,423	2,116,482
Gross property and equipment	183,933,366	184,246,188

Less accumulated depreciation, depletion, amortization and write down	173,995,755	173,979,881
Net property and equipment	9,937,611	10,266,307

OTHER ASSETS
Employees' notes receivable	4,135	46,045
Other	122,145	176,558
Total other assets	126,280	222,603

TOTAL ASSETS	$34,942,433	$32,906,526

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,877,946	$1,703,441
Accrued expenses	680,187	1,137,290
Total current liabilities	2,558,133	2,840,731

DEFERRED INCOME TAXES	74,000	74,000

OPERATIONAL ADVANCES	1,320,740	1,053,582

ASSET RETIREMENT OBLIGATIONS	16,886,330	16,740,630

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 Units	13,935,883	12,052,848

GENERAL PARTNER'S EQUITY	167,347	144,735
Total partners' equity	14,103,230	12,197,583

TOTAL LIABILITIES AND PARTNERS' EQUITY	$34,942,433	$32,906,526

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2017	2016	2017	2016
REVENUES
Crude oil and natural gas sales	$2,085,823	$744,385	$4,286,445	$1,397,915
Well management and operating	135,098	97,874	278,401	203,187
Other	45,628	25,516	56,069	27,716
Total revenues	2,266,549	867,775	4,620,915	1,628,818

DIRECT COST OF REVENUES
Production costs	530,147	439,509	1,205,130	1,142,524
Well management and operating	79,509	57,989	163,783	120,276
Depreciation, depletion and amortization	190,031	1,025,033	380,890	2,094,928
Accretion expense	88,900	95,500	186,700	205,900
Total direct cost of revenues	888,587	1,618,031	1,936,503	3,563,628

GENERAL AND ADMINISTRATIVE EXPENSE	491,179	541,807	1,071,302	1,150,018
Total cost of revenues	1,379,766	2,159,838	3,007,805	4,713,646

INCOME (LOSS) FROM OPERATIONS	886,783	(1,292,063)	1,613,110	(3,084,828)

OTHER INCOME
Interest and dividend income	36,776	21,146	69,791	33,209
Gain on disposal of property and equipment	63,709	-	63,709	-
Gain on sale of other assets	159,037	-	159,037	-
Total other income	259,522	21,146	292,537	33,209

INCOME (LOSS) BEFORE INCOME TAXES	1,146,305	(1,270,917)	1,905,647	(3,051,619)

INCOME TAX EXPENSE (BENEFIT)
Current	-	500	-	1,000
Deferred	-	(1,000)	-	(2,000)
Total income tax benefit	-	(500)	-	(1,000)

NET INCOME (LOSS)	$1,146,305	$(1,270,417)	$1,905,647	$(3,050,619)

Allocation of Partnership Net Income (Loss):
Limited Partners	$1,132,703	$(1,255,343)	$1,883,035	$(3,014,421)
General Partner	13,602	(15,074)	22,612	(36,198)

Net income (loss)	$1,146,305	$(1,270,417)	$1,905,647	$(3,050,619)

Net income (loss) per unit	$0.20	$(0.23)	$0.33	$(0.54)

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016

PARTNERS' EQUITY - BEGINNING OF PERIOD	$12,197,583	$18,160,096

Net income (loss)	1,905,647	(3,050,619)

PARTNERS' EQUITY - END OF PERIOD	$14,103,230	$15,109,477

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,905,647	$(3,050,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	424,090	2,138,728
Accretion expense	186,700	205,900
Gain on disposal of property and equipment	(63,709)	-
Gain on sale of other assets	(159,037)	-
Deferred income taxes	-	(2,000)
Changes in assets and liabilities:
Accounts receivable	(396,649)	50,035
Other current assets	41,981	1,000
Other assets	(12,837)	-
Accounts payable	174,505	(39,516)
Accrued expenses	(498,103)	(478,225)
Operational advances	267,158	19,582
Total adjustments	(35,901)	1,895,504
Net cash provided by (used in) operating activities	1,869,746	(1,155,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(61,088)	(10,029,229)
Payments received on receivables from employees	44,410	36,313
Proceeds on disposal of property and equipment	92,200	-
Proceeds on sale of other assets	226,287	-
Purchase of property and equipment	(123,885)	(470)
Net cash provided by (used in) investing activities	177,924	(9,993,386)

NET CHANGE IN CASH AND EQUIVALENTS	2,047,670	(11,148,501)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,224,865	22,734,047

CASH AND EQUIVALENTS - END OF PERIOD	$13,272,535	$11,585,546

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$499	$390

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

E.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.  As of June 30, 2017 and December 31, 2016, cash and equivalents include $1,320,740 and $1,053,582, respectively, of operational advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned. Operational advances held on behalf of joint venture partners include those held on behalf of employees, including officers and directors (see Note 6).

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

H.

Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2017 and December 31, 2016. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 for the three and six months ended June 30, 2017 and 2016, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Accounts Payable:
Production and related other	$1,538,811	$1,364,131
Other	291,901	292,076
Joint venture partner deposits	47,234	47,234

Total accounts payable	$1,877,946	$1,703,441

Accrued Expenses:
Current portion of asset retirement obligations	$384,000	$384,000
Payroll and retirement plan contributions	275,227	641,326
Federal, state and local taxes	16,560	32,464
Other	4,400	79,500

Total accrued expenses	$680,187	$1,137,290

Note 3.	Partners’ Equity

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

applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company determined that the price associated with the 2017 Repurchase Right, based upon the December 31, 2016 calculation, is negative, and as such the Company did not offer to repurchase Units in 2017. Additionally, the Company did not offer to repurchase Units in 2016. The Company has not made a distribution in 2017.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company did not grant any options in 2017 or 2016.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at June 30, 2017 or 2016 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 390,000 MCF from July 2017 through March 2018 at various monthly weighted-average pricing provisions averaging $2.93 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Note 5.	Commitments and Contingencies

The Company operates exclusively in Ohio and Pennsylvania of the United States in the business of oil and gas acquisition, exploration, development and production. The Company operates in an environment with many financial risks, including, but not limited to, the ability to acquire additional economically recoverable oil and gas reserves, the inherent risks of the search for, development of and production of oil and gas, the ability to sell oil and gas at prices which will provide attractive rates of return, the volatility and seasonality of oil and gas production and prices, and the highly competitive and, at times, seasonal nature of the industry and worldwide economic conditions. The Company’s ability to expand its reserve base and diversify its operations is also dependent upon the Company’s ability to obtain the necessary capital through operating cash flow, borrowings or equity offerings. Various federal, state and governmental agencies are considering, and some have adopted, laws and regulations regarding environmental protection which could adversely affect the proposed business activities of the Company. The Company cannot predict what effect, if any, current and future regulations may have on the operations of the Company.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 4.25% at June 30, 2017.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At June 30, 2017 and December 31, 2016, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2015. In addition, two subsequent addenda extending additional payment terms to certain notes are outstanding at June 30, 2017. Employees’ notes receivable, including accrued interest, amounted to $42,635 and $87,045 at June 30, 2017 and December 31, 2016, respectively.

The Company collects and holds operational advances from employees, including officers and directors, who own working interests in wells of which the Company operates (see Note 1). Operational advances held on behalf of employees, including officers and directors, as of June 30, 2017 and December 31, 2016 were approximately $118,200 and $40,300, respectively.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$22,320	69%	$19,577	65%
Property and equipment (net)	9,938	31	10,266	34
Other	126	-	223	1
Total	$32,384	100%	$30,066	100%

Deferred income taxes	$74	-%	$74	-%
Long-term liabilities	18,207	56	17,794	59
Partners' equity	14,103	44	12,198	41
Total	$32,384	100%	$30,066	100%

Working capital of $22.3 million as of June 30, 2017 represented an increase of $2.7 million from December 31, 2016, due primarily to increases in cash and equivalents and accounts receivable from production and a decrease in accrued expenses, offset somewhat by an increase in accounts payable. The increase in cash and equivalents is primarily the result of cash provided by operating and investing activities during the six months ended June 30, 2017. The increase in accounts receivable from production is primarily the result of increases in natural gas volumes produced and higher natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The primary reason for the increase in natural gas volumes produced is the result of less operated oil and gas properties being voluntarily shut-in during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2016 having been paid during the six months ended June 30, 2017. The increase in accounts payable is primarily due to an increase in production and related other payables due.

The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2017.

The Company’s cash flow provided by operations before the change in working capital was $2.5 million during the six months ended June 30, 2017, an increase of $3.2 million as compared to $688,000 of cash flow used in operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $678,000 during the six months ended June 30, 2017 due primarily to an increase in accounts receivable from production and a decrease in accrued expenses, offset somewhat by an increase in accounts payable. Cash flows provided by operating activities was $1.9 million for the six months ended June 30, 2017.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations and capital investments to develop and/or purchase oil and gas properties. The Company has not paid a quarterly cash distribution since October 2015.

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 390,000 MCF from July 2017 through March 2018 at various monthly weighted-average pricing provisions averaging $2.93 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2017 and 2016. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Revenues:
Crude oil and natural gas sales	92%	86%	93%	86%
Well management and operating	6	11	6	12
Other	2	3	1	2
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	23	50	26	70
Well management and operating	4	7	4	7
Depreciation, depletion and amortization	8	118	8	129
Accretion expense	4	11	4	13
General and administrative expense	22	62	23	70
Total expenses	61%	248%	65%	289%

Other income:
Interest and dividend income	2	2	2	2
Gain on disposal of property and equipment	3	-	1	-
Gain on sale of other assets	7	-	3	-
Total other income	12%	2%	6%	2%

Net income (loss)	51%	(146)%	41%	(187)%

Revenues for the three and six month periods ended June 30, 2017 increased $1.4 million and $3.0 million, respectively, as compared to the prior comparable periods. Both increases were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $1.3 million, or 180%, during the three months ended June 30, 2017 as compared to the prior comparable period. Crude oil and natural gas sales increased $2.9 million, or 207%, during the six months ended June 30, 2017 as compared to the prior comparable period. The increases were the combined result of increases in natural gas and crude oil volumes produced and higher natural gas and crude oil prices received during the three and six month periods ended June 30, 2017 as compared to the prior comparable periods. The increases in volumes produced was primarily the result of less Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2017 as compared to the prior comparable periods.

Production costs increased $91,000, or 21%, during the three month period ended June 30, 2017 as compared to the prior comparable period. Production costs increased $63,000, or 5%, during the six month period ended June 30, 2017 as compared to the prior comparable period. These increases were primarily the result of additional costs associated with less Company operated oil and gas properties voluntarily shut-in during the three and six month periods ended June 30, 2017 as compared to the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) decreased $835,000, or 81%, during the three months ended June 30, 2017 as compared to the prior comparable period. DD&A decreased $1.7 million, or 82%, during the six months ended June 30, 2017 as compared to the prior comparable period. The primary reasons for the decreases are less depletable bases of oil and gas properties available to deplete during the three and six month periods ended June 30, 2017 as compared to the prior comparable periods and higher projected natural gas and crude oil reserves, the effects of which are offset somewhat by an increase in natural gas and crude oil volumes produced during the three and six month periods ended June 30, 2017 as compared to the prior comparable periods. Less depletable bases of oil and gas properties is primarily the result of $26.8 million of DD&A, write down/impairment and abandonment of properties recognized during the fiscal years ended December 31, 2015 and 2016. The increase in projected natural gas and crude oil reserves is primarily the result of higher benchmark natural gas and crude oil prices indexed throughout the first six months of 2017 as compared to the benchmark prices indexed throughout the prior comparable period. The higher 2017 benchmark prices project to increase reserves at December 31, 2017, the next scheduled valuation date, which will in turn project to increase the average economic life of the Company’s oil and gas properties as compared to December 31, 2016, the prior valuation date.

General and administrative expense decreased $51,000, or 9%, during the three months ended June 30, 2017 as compared to the prior comparable period. General and administrative expense decreased $79,000, or 7%, during the six months ended June 30, 2017 as compared to the prior comparable period. The primary reason for these decreases is the result of cost cutting measures management has implemented in response to the recent years’ environment of volatile and often-depressed crude oil and natural gas prices within the national and regional oil and gas industries and its related effects on the Company’s sales, operational cash flows and working capital.

The Company recognized other income of $260,000 and $293,000 during the three and six months ended June 30, 2017, respectively, as compared to $21,000 and $33,000 of other income recognized during the three and six months ended June 30, 2016, respectively. Other income recognized during the three and six months ended June 30, 2017 included $64,000 of gains associated with disposal of property and equipment and a $159,000 gain associated with a sale of other assets.

The Company reported net income of $1.1 million and $1.9 million during the three and six months ended June 30, 2017, respectively, whereas the Company reported a net loss of $1.3 million and $3.1 million during the three and six months ended June 30, 2016, respectively. The increase in net income was primarily the result of increases in crude oil and natural gas sales and other income and decreases in DD&A and general and administrative expense, the effects of which were offset somewhat by an increase in production costs. The Company’s net income represented 51% and 41% of total revenues during the three and six month periods ended June 30, 2017, respectively, whereas the Company’s net loss represented 146% and 187% of total revenues during the three and six month periods ended June 30, 2016, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: August 10, 2017	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)