Form 10-Q
period 2017-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2017-11-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

There were 5,587,616 Units of limited partnership interest of the registrant as of November 10, 2017.  The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2017.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,511,541	$11,224,865
Investments	13,193,199	10,080,608
Accounts receivable:
Production	977,232	1,014,946
Joint venture partners	-	3,366
Employees' notes receivable	37,707	41,000
Other	10,650	52,831
Total current assets	25,730,329	22,417,616

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	181,123,808	181,447,571
Pipeline and support equipment	682,135	682,135
Corporate and other	2,127,423	2,116,482
Gross property and equipment	183,933,366	184,246,188

Less accumulated depreciation, depletion, amortization and write down	174,240,761	173,979,881
Net property and equipment	9,692,605	10,266,307

OTHER ASSETS
Employees' notes receivable	-	46,045
Other	122,579	176,558
Total other assets	122,579	222,603

TOTAL ASSETS	$35,545,513	$32,906,526

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,937,652	$1,703,441
Accrued expenses	854,241	1,137,290
Total current liabilities	2,791,893	2,840,731

DEFERRED INCOME TAXES	74,000	74,000

OPERATIONAL ADVANCES	1,469,486	1,053,582

ASSET RETIREMENT OBLIGATIONS	16,976,130	16,740,630

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 Units	14,065,105	12,052,848

GENERAL PARTNER'S EQUITY	168,899	144,735
Total partners' equity	14,234,004	12,197,583

TOTAL LIABILITIES AND PARTNERS' EQUITY	$35,545,513	$32,906,526

See notes to unaudited consolidated financial statements.

 EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2017	2016	2017	2016
REVENUES
Crude oil and natural gas sales	$1,270,385	$795,459	$5,556,830	$2,193,374
Well management and operating	110,785	93,864	389,186	297,051
Other	5,818	2,525	61,887	30,241
Total revenues	1,386,988	891,848	6,007,903	2,520,666

DIRECT COST OF REVENUES
Production costs	399,083	434,634	1,604,213	1,577,158
Well management and operating	64,817	54,256	228,600	174,532
Depreciation, depletion and amortization	223,406	1,001,542	604,296	3,096,470
Accretion expense	89,900	97,700	276,600	303,600
Total direct cost of revenues	777,206	1,588,132	2,713,709	5,151,760

GENERAL AND ADMINISTRATIVE EXPENSE	535,315	504,887	1,606,617	1,654,905
Total cost of revenues	1,312,521	2,093,019	4,320,326	6,806,665

INCOME (LOSS) FROM OPERATIONS	74,467	(1,201,171)	1,687,577	(4,285,999)

OTHER INCOME
Interest and dividend income	56,307	27,808	126,098	61,017
Gain on disposal of property and equipment	-	-	63,709	-
Gain on sale of other assets	-	-	159,037	-
Total other income	56,307	27,808	348,844	61,017

INCOME (LOSS) BEFORE INCOME TAXES	130,774	(1,173,363)	2,036,421	(4,224,982)

INCOME TAX EXPENSE (BENEFIT)
Current	-	500	-	1,500
Deferred	-	(1,000)	-	(3,000)
Total income tax benefit	-	(500)	-	(1,500)

NET INCOME (LOSS)	$130,774	$(1,172,863)	$2,036,421	$(4,223,482)

Allocation of Partnership Net Income (Loss):
Limited Partners	$129,222	$(1,158,946)	$2,012,257	$(4,173,367)
General Partner	1,552	(13,917)	24,164	(50,115)

Net income (loss)	$130,774	$(1,172,863)	$2,036,421	$(4,223,482)

Net income (loss) per unit	$0.03	$(0.21)	$0.36	$(0.75)

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016

PARTNERS' EQUITY - BEGINNING OF PERIOD	$12,197,583	$18,160,096

Net income (loss)	2,036,421	(4,223,482)

PARTNERS' EQUITY - END OF PERIOD	$14,234,004	$13,936,614

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,036,421	$(4,223,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	669,096	3,162,270
Accretion expense	276,600	303,600
Gain on disposal of property and equipment	(63,709)	-
Gain on sale of other assets	(159,037)	-
Deferred income taxes	-	(3,000)
Changes in assets and liabilities:
Accounts receivable	41,080	4,411
Other current assets	42,181	16,688
Other assets	(13,271)	-
Accounts payable	234,211	(86,351)
Accrued expenses	(324,149)	(305,056)
Operational advances	415,904	45,471
Total adjustments	1,118,906	3,138,033
Net cash provided by (used in) operating activities	3,155,327	(1,085,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,112,591)	(10,052,733)
Payments received on receivables from employees	49,338	37,737
Advances disbursed to employees	-	(1,594)
Proceeds on disposal of property and equipment	92,200	-
Proceeds on sale of other assets	226,287	-
Purchase of property and equipment	(123,885)	(201,638)
Net cash used in investing activities	(2,868,651)	(10,218,228)

NET CHANGE IN CASH AND EQUIVALENTS	286,676	(11,303,677)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,224,865	22,734,047

CASH AND EQUIVALENTS - END OF PERIOD	$11,511,541	$11,430,370

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$499	$390

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

E.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.  As of September 30, 2017 and December 31, 2016, cash and equivalents include $1,469,486 and $1,053,582, respectively, of operational advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned. Operational advances held on behalf of joint venture partners include those held on behalf of employees, including officers and directors (see Note 6).

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

H.

Revenue Recognition - The Company recognizes oil and gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2017 and December 31, 2016. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 for the three and nine months ended September 30, 2017 and 2016, respectively.

K.

New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services.  ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09, through issuance of ASU 2015-14, is to be effective for financial statements issued for annual periods beginning after December 31, 2017 (including interim reporting periods within those periods). The Company expects to adopt Topic 606 using the modified retrospective method of adoption on January 1, 2018 and anticipates that this standard will not have a material impact on net income. The Company is continuing to evaluate the potential impact of these standards on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Accounts Payable:
Production and related other	$1,597,462	$1,364,131
Other	292,956	292,076
Joint venture partner deposits	47,234	47,234

Total accounts payable	$1,937,652	$1,703,441

Accrued Expenses:
Payroll and retirement plan contributions	$437,300	$641,326
Current portion of asset retirement obligations	384,000	384,000
Federal, state and local taxes	24,841	32,464
Other	8,100	79,500

Total accrued expenses	$854,241	$1,137,290

Note 3.	Partners’ Equity

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at September 30, 2017 or 2016 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Gas Purchase Agreements

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 210,000 MCF from October 2017 through March 2018 at various monthly weighted-average pricing provisions averaging $3.16 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 4.25% at September 30, 2017.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At September 30, 2017 and December 31, 2016, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2010 to December 2015. In addition, two subsequent addenda extending additional payment terms to certain notes are outstanding at September 30, 2017. Employees’ notes receivable, including accrued interest, amounted to $37,707 and $87,045 at September 30, 2017 and December 31, 2016, respectively.

The Company collects and holds operational advances from employees, including officers and directors, who own working interests in wells of which the Company operates (see Note 1). Operational advances held on behalf of employees, including officers and directors, as of September 30, 2017 and December 31, 2016 were approximately $157,100 and $40,300, respectively.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$22,938	70%	$19,577	65%
Property and equipment (net)	9,693	30	10,266	34
Other	123	-	223	1
Total	$32,754	100%	$30,066	100%

Deferred income taxes	$74	-%	$74	-%
Long-term liabilities	18,446	56	17,794	59
Partners' equity	14,234	44	12,198	41
Total	$32,754	100%	$30,066	100%

Working capital of $22.9 million as of September 30, 2017 represented an increase of $3.4 million from December 31, 2016, due primarily to increases in cash and equivalents and investments and a decrease in accrued expenses, offset somewhat by an increase in accounts payable.  The increase in cash and equivalents is primarily the result of cash provided by operating activities during the nine months ended September 30, 2017, offset somewhat by cash used in investing activities.  The increase in investments was primarily the result of additional purchases of shares in a mutual fund during the nine months ended September 30, 2017 that invests primarily in investment grade, short-term fixed and floating rate debt securities.  The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2016 having been paid during the nine months ended September 30, 2017.  The increase in accounts payable is primarily due to an increase in production and related other payables due.

The Company funds its operation with cash generated by operations and/or existing cash and equivalent balances.  The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 10, 2017.

The Company’s cash flow provided by operations before the change in working capital was $3.2 million during the nine months ended September 30, 2017, an increase of $3.9 million as compared to $715,000 of cash flow used in operations before the change in working capital during the prior comparable period.  Changes in working capital from operations other than cash and equivalents decreased cash by $7,000 during the nine months ended September 30, 2017.  Cash flows provided by operating activities was $3.2 million for the nine months ended September 30, 2017.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations and capital investments to develop and/or purchase oil and gas properties.  The Company has not paid a quarterly cash distribution since October 2015.

The Company has multiple contracts with Dominion Field Services and Interstate Gas Supply (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 210,000 MCF from October 2017 through March 2018 at various monthly weighted-average pricing provisions averaging $3.16 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment.  The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2017 and 2016.  All items in the table are calculated as a percentage of total revenues.  This table should be read in conjunction with the discussions of each item below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Revenues:
Crude oil and natural gas sales	92%	89%	93%	87%
Well management and operating	8	11	6	12
Other	-	-	1	1
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	29	49	27	62
Well management and operating	5	6	4	7
Depreciation, depletion and amortization	16	112	10	123
Accretion expense	6	11	5	12
General and administrative expense	39	57	26	66
Total expenses	95%	235%	72%	270%

Other income:
Interest and dividend income	4	3	2	2
Gain on disposal of property and equipment	-	-	1	-
Gain on sale of other assets	-	-	3	-
Total other income	4%	3%	6%	2%

Net income (loss)	9%	(132)%	34%	(168)%

Revenues for the three and nine month periods ended September 30, 2017 increased $495,000 and $3.5 million, respectively, as compared to the prior comparable periods.  Both increases were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $475,000, or 60%, during the three months ended September 30, 2017 as compared to the prior comparable period.  Crude oil and natural gas sales increased $3.4 million, or 153%, during the nine months ended September 30, 2017 as compared to the prior comparable period.  The increases were the combined result of increases in natural gas and crude oil volumes produced and higher natural gas and crude oil prices received during the three and nine month periods ended September 30, 2017 as compared to the prior comparable periods.  The increases in volumes produced were primarily the result of less Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2017 as compared to the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) decreased $778,000, or 78%, during the three months ended September 30, 2017 as compared to the prior comparable period.  DD&A decreased $2.5 million, or 80%, during the nine months ended September 30, 2017 as compared to the prior comparable period.  The primary reasons for the decreases are less depletable bases of oil and gas properties available to deplete during the three and nine month periods ended September 30, 2017 as compared to the prior comparable periods and higher projected natural gas and crude oil reserves, the effects of which are offset somewhat by an increase in natural gas and crude oil volumes produced during the three and nine month periods ended September 30, 2017 as compared to the prior comparable periods.  Less depletable bases of oil and gas properties is primarily the result of $26.8 million of DD&A, write down/impairment and abandonment of properties recognized during the fiscal years ended December 31, 2015 and 2016.  The increase in projected natural gas and crude oil reserves is primarily the result of higher benchmark natural gas and crude oil prices indexed throughout the first nine months of 2017 as compared to the benchmark prices indexed throughout the prior comparable period.  The higher 2017 benchmark prices project to increase reserves at December 31, 2017, the next scheduled valuation date, which will in turn project to increase the average economic life of the Company’s oil and gas properties as compared to December 31, 2016, the prior valuation date.

The Company recognized other income of $349,000 during the nine months ended September 30, 2017 as compared to $61,000 of other income recognized during the prior comparable period.  Other income recognized during the nine months ended September 30, 2017 included $64,000 of gains associated with disposal of property and equipment and a $159,000 gain associated with a sale of other assets.  In addition, interest and dividend income increased $65,000, or 107%, during the nine months ended September 30, 2017 as compared to the prior comparable period.  The increase in interest and dividend income was primarily the result of additional investments held and the related dividends yielded on investments during the nine months ended September 30, 2017 as compared to the prior comparable period.

The Company reported net income of $131,000 and $2.0 million during the three and nine months ended September 30, 2017, respectively, whereas the Company reported a net loss of $1.2 million and $4.2 million during the three and nine months ended September 30, 2016, respectively.  The increase in net income was primarily the result of increases in crude oil and natural gas sales and other income and a decrease in DD&A.  The Company’s net income represented 9% and 34% of total revenues during the three and nine month periods ended September 30, 2017, respectively, whereas the Company’s net loss represented 132% and 168% of total revenues during the three and nine month periods ended September 30, 2016, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: November 13, 2017	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)