Form 10-K
period 2017-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2018-03-27
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes           No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	_______	Accelerated filer
Non-accelerated filer	_______ (Do not check if a smaller reporting company)
Smaller reporting company	X	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes          No    X

There were 4,439,305 Units of limited partnership interest held by non-affiliates of the Registrant as of June 30, 2017. At June 30, 2017, there was no public market for the Registrant’s Units of limited partnership interest. There were 5,587,616 Units of limited partnership interest of the Registrant as of March 10, 2018. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2017.

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

Current Operations.   The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 63% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2017 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 443 (net) wells. The Company serves as the operator of approximately 59% of the gross wells and 76% of the net wells which comprise the Company’s properties as of December 31, 2017.

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

Acquisition of Prospects.   The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2017, the Company’s current leasehold inventory consists of approximately 22 prospects in various stages of maturity representing approximately 14 net acres under lease.

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

Acquisition of Producing Properties.   As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. The Company did not acquire any producing oil and gas properties during 2017 or 2016.

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

The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness would consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2017 or 2016 and no principal indebtedness was outstanding as of March 10, 2018. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2017, net of asset retirement obligations, which aggregate a net liability of $5,054,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil.   Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. Historically, posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices. There have been substantial fluctuations in crude oil prices in recent years, including 2017 and 2016.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2018, $58.04 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas.   The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2016, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. During 2017, excess natural gas supplies were the continued result of increased production from regional integrated and independent producers. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002, the Company has had and continues to have multiple annual or biennial contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2018, the Company did not have any significant quantities of natural gas volumes locked-in with Dominion.

The Company also has had and continues to have multiple annual or biennial contracts with Interstate Gas Supply, Inc. (“IGS”), which obligates IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2018, the Company did not have any significant quantities of natural gas volumes locked-in with IGS.

As detailed above, the price paid for natural gas purchased by Dominion and IGS varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed quantities is sold at the month’s closing price at Henry Hub, which is the location for pricing NYMEX, plus or minus regional basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. During 2017, natural gas purchased by Dominion covered production from approximately 500 gross operated wells, while natural gas purchased by IGS covered production from approximately 160 gross operated wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commodity Pricing, Risk Management Activities and Inflation.”

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

During 2017, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than Dominion and IGS, whose purchases of natural gas from operated wells accounted for approximately 60% and 16%, respectively, of the Company’s consolidated natural gas sales. The Company expects that Dominion and IGS will be the only material natural gas purchasers during fiscal year 2018.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas and the continued oversupply of domestic natural gas have, at times, including 2017, resulted in a curtailment in exploration for and development of oil and gas properties.

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

Data Security Considerations. The Company has implemented data security measures and has not, to date, been subject to any material data security breaches, data loss or cyber-attacks. However, despite the Company’s efforts to protect sensitive information and confidential and personal data, comply with applicable laws, rules and regulations and implement data security measures, the Company’s facilities and systems may be vulnerable to security breaches and other data loss, including cyber-attacks.  In addition, it is not possible to predict the impact on the Company’s business of the future loss, alteration or misappropriation of information in the Company’s possession related to the Company, its employees, former employees, or others. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, operational disruptions and other significant costs, which could have an adverse impact on the Company’s revenues and earnings.

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

Employees. As of March 10, 2018, the Company had 17 full-time and 4 part-time employees. These employees primarily are engaged in the following areas of business operations: eight in administration, six in accounting, four in field operations and three in land and lease acquisition.

ITEM 1A.              RISK FACTORS

Not a required disclosure for a Smaller Reporting Company.

Item 1b.              UNRESOLVED STAFF COMMENTS

None

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

Natural Gas and Crude Oil Reserves. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date. The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves were $2.09 and $1.41 per MCF at December 31, 2017 and 2016 respectively, and the crude oil prices used in the estimation of proved reserves were $47.48 and $39.33 per BBL at December 31, 2017 and 2016, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2017, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2017. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2017 or 2016.

Proved Reserves.(1)  The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2017.

	Oil (BBLS)	Gas (MCF)

Proved Developed	290,000	11,244,000
Proved Undeveloped	-	-
Total	290,000	11,244,000

(1)	The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2017. A reconciliation of the Company’s proved reserves is included in the Notes to the Consolidated Financial Statements

Production.   The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2017 and 2016.

	Production		Average Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCF)	per BBL	per MCF	per Equivalent MCF(1)

2017	40,000	1,904,000	$47.12	$2.72	$1.01
2016	34,000	1,157,000	$39.67	$1.81	$1.57
___________________
(1) Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells.   The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2017.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
271	1,187	1,458	164	722	886

(1)

Oil wells are those wells which generated the majority of their revenues from crude oil production during 2017; gas wells are those wells which generated the majority of their revenues from natural gas production during 2017.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2017, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2017, discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$37,232
Future production and development costs	(22,716)
Future asset retirement obligations, net of salvage	(16,360)
Future income tax expense	(132)

Future net cash flows	(1,976)
Effect of discounting future net cash flows at 10% per annum	(3,078)
Standardized measure of discounted future net cash flows	$(5,054)
_____________________
(1) See the Notes to the Consolidated Financial Statements for additional information.

Acreage.   The Company had approximately 58,400 gross developed acres and 37,800 net developed acres as of December 31, 2017. Developed acreage is that acreage assignable to productive wells. The Company had approximately 14 gross and net proved undeveloped acres as of December 31, 2017.

Drilling Activity.   The following table sets forth the results of drilling activities during 2017 and 2016 on properties owned by the Company. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net

2017	2.00	0.22	-	-
2016	1.00	0.28	-	-
______________________
(1) All wells are located in the United States. All wells are development wells.
No exploratory wells were drilled.

Present Activities.  The Company has not participated in the drilling of any wells since December 31, 2017.

Delivery Commitments. The Company has entered into various contracts with Dominion and IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain operated contract wells. These operated contract wells comprised approximately 76% of the Company’s consolidated natural gas sales during 2017. In addition, the Company has entered into other various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of EEI and EMC as of March 10, 2018 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

William A. Siskovic	62	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	43	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

William A. Siskovic has served as President and Principal Executive Officer of EEI and EMC since January 2010. Brian A. Staebler has served as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director of EEI and EMC since January 2010.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2018, there were 5,587,616 Units held by 1,394 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company paid a quarterly distribution every quarter from July 1991 through October 2015. The Company has not paid a distribution since October 2015.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company did not offer to purchase Units in 2016 or 2017, as it had determined that the prices associated with the 2016 and 2017 Repurchase Rights, based upon the December 31, 2015 and 2016 calculations, respectively, were negative. The Company has determined that the price associated with the 2018 Repurchase Right, based upon the December 31, 2017 calculation, is estimated to be $0.11 per Unit. See Note 3 in the Company’s consolidated financial statements for additional information on the Repurchase Right.

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

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$22,760	70%	$19,577	65%
Property and equipment (net)	9,520	29	10,266	34
Other	136	1	223	1
Total	$32,416	100%	$30,066	100%

Deferred income taxes	$38	-%	$74	-%
Long-term liabilities	18,105	56	17,794	59
Partners' equity	14,273	44	12,198	41
Total	$32,416	100%	$30,066	100%

Working capital surplus of $22.8 million as of December 31, 2017 represented a $3.2 million increase from December 31, 2016 due primarily to increases in investments, cash and equivalents and accounts receivable from production, offset somewhat by increases in accounts payable and accrued expenses. The increase in investments is the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The increase in cash and equivalents is primarily the result of cash provided by operating activities during 2017, offset somewhat by cash used in investing activities. The increase in accounts receivable from production is the combined result of increases in natural gas volumes produced and higher crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The increase in accounts payable is primarily due to an increase in production and other related payables due. The increase in accrued expenses is primarily the result of additional asset retirement obligations being classified as current liabilities as well as additional costs accrued for drilling of oil and gas properties.

Property and equipment of $9.5 million as of December 31, 2017 represented a $746,000 decrease from December 31, 2016 due primarily to $1.0 million of depreciation, depletion and amortization (“DD&A”) recognized in 2017, offset somewhat by $221,000 of new purchases.

Long-term liabilities of $18.1 million as of December 31, 2017 represented an increase of $311,000 from December 31, 2016 due primarily to an increase in operational advances, offset somewhat by a decrease in the long-term portion of asset retirement obligations. The decrease in the long-term portion of asset retirement obligations is almost entirely the result of additional asset retirement obligations being classified as current at December 31, 2017, as compared to the prior comparable reporting date, the effect of which is offset somewhat by accretion expense recognized in 2017 to adjust the liabilities to their present value at December 31, 2017.

The Company has not held a credit facility with a bank since 2003, nor has it had any borrowings since that time. The Company expects to have more than $70,000 of cash available to fund the Repurchase Right in 2018. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. The Company cannot provide any assurance as to the availability of any such line of credit under current market conditions. As further discussed below, the Company expects existing cash and equivalents and cash flows from ongoing operations to meet short-term cash requirements.

Cash Flows from Operating, Investing and Financing Activities

Cash provided by the Company’s operating activities was used in investing activities during 2017. The Company used existing cash and equivalents in investing activities and operating activities during 2016. The Company did not use any cash in financing activities during 2017 or 2016.

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016:

	2017		2016
	Dollars	%	Dollars	%
	(Amounts in Thousands)
Operating Activities:
Net income (loss) before adjustments	$2,076	57%	$(5,963)	(52	) %
Adjustments	1,535	43	5,372	47
Cash flow from operations before working capital changes	3,611	100	(591)	(5)
Changes in working capital	(15)	-	(626)	(6)
Net cash provided by (used in) operating activities	3,596	100	(1,217)	(11)

Investing Activities:
Purchase of investments	(3,127)	(87)	(10,080)	(87)
Payments received on notes receivables from employees	52	1	37	-
Advances disbursed to employees	(12)	-	-	-
Purchase of property and equipment	(221)	(6)	(249)	(2)
Proceeds from disposal of property and equipment	128	3	-	-
Proceeds from sale of other assets	243	7	-	-
Net cash used in investing activities	(2,937)	(82)	(10,292)	(89)

Net change in cash and equivalents	$659	18%	$(11,509)	(100	) %

Note:

All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes during 2017 represented 100% of total cash sources provided, whereas the Company’s cash flow from operations before working capital changes during 2016 resulted in a 5% use of total cash sources. The increase in cash flow from operations before working capital changes as a percentage of total cash sources in 2017, as compared to the prior comparable period, was primarily due to higher crude oil and natural gas sales, net of increased production costs, less general administrative expenses incurred and additional operational advances collected during 2017 as compared to 2016. Changes in working capital other than cash and equivalents decreased cash by $15,000 and $626,000 during 2017 and 2016, respectively. The $626,000 decrease in cash resulting from changes in working capital other than cash and equivalents in 2016 was primarily the result of an increase in accounts receivable from production and a decrease in accounts payable. The increase in accounts receivable from production was the combined result of increases in crude oil and natural gas volumes produced and higher crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accounts payable was primarily the result of less production and related other payables outstanding at December 31, 2016 as compared to the prior comparable reporting date.

The Company used cash in investing activities of $2.9 million and $10.3 million in 2017 and 2016, respectively. The $7.4 million decrease in cash used was primarily the result of less purchases of investments made in 2017 as compared to those made in the prior comparable period, as well as additional proceeds received during 2017 from disposal of property and equipment and sales of other assets.

The Company did not have any cash flows from financing activities during 2017 or 2016.

The Company’s ending cash and equivalents balance of $11.9 million at December 31, 2017, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has not made a distribution to Unitholders since October 2015.

The Company participated in the drilling of two new oil and gas properties during 2017. The Company’s share of proved gas reserves increased by 6.0 BCF, or 113%, between December 31, 2016 and December 31, 2017, while proved oil reserves increased by 46,000 barrels, or 19%, between December 31, 2016 and December 31, 2017. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves increased by $4.9 million between December 31, 2016 and December 31, 2017. The primary reasons for this increase were due to increases in average natural gas and crude oil prices in 2017, as compared to the prior comparable period, and the related upward revisions in quantities of natural gas and crude oil reserves between December 31, 2017 and 2016. Management is uncertain at this point if the Company will drill any new wells during 2018, though it is possible that the Company will participate in the drilling of a new well or wells through participation with a joint venture partner during 2018.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company did not offer to repurchase any Units during 2017 or 2016. The Company has determined that the price associated with the 2018 Repurchase Right, based upon the December 31, 2017 calculation, is estimated to be $0.11 per Unit.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2017 and 2016. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,

	2017	2016

Revenues:
Crude oil and natural gas sales	92%	89%
Well management and operating	7	10
Other	1	1
Total revenues	100	100

Expenses:
Production costs	28	55
Well management and operating	4	6
Depreciation, depletion and amortization	12	123
Accretion expense	5	10
Write down/impairment and abandonment of crude oil and natural gas properties	-	2
General and administrative expense	30	61
Total expenses	79	257

Other income	5	2

Income tax benefit	1	1

Net income (loss)	27%	(154%)

Revenues for the year ended December 31, 2017 increased $3.8 million, or 97%, compared to the prior comparable period. This increase was due primarily to an increase in crude oil and natural gas sales during 2017 as compared with 2016.

Crude oil and natural gas sales increased $3.6 million, or 106%, from 2016 to 2017. This increase was the combined result of increases in crude oil and natural gas volumes produced and higher crude oil and natural gas prices received during 2017 as compared to 2016. The Company’s natural gas production increased by 747,000 MCF, or 65%, while crude oil production increased by 6,000 BBLS, or 18%, from 2016 to 2017. The primary reason for the increase in crude oil and natural gas volumes produced during 2017 as compared to 2016 is the result of less operated oil and gas properties being voluntarily shut-in during 2017 as compared to the prior comparable period. The average price received per MCF of natural gas increased from $1.81 in 2016 to $2.72 in 2017. The average price received per BBL of crude oil increased from $39.67 in 2016 to $47.12 in 2017. Natural gas sales accounted for 73% and 61% of total crude oil and natural gas sales in 2017 and 2016, respectively.

Production costs increased $27,000, or 1%, from 2016 to 2017. This increase was primarily due to additional operating fees, chart integration costs and repairs and maintenance expenses incurred relative to more properties being online during 2017 that were otherwise shut-in during the prior comparable period. The effect of these additional costs was offset significantly by reductions in ad valorem taxes, in lieu of free gas payments and third party operated well expenses from 2016 to 2017.

Depreciation, depletion and amortization decreased $3.8 million, or 80%, from 2016 to 2017. The Company did not recognize any write down/impairment and abandonment (“Impairment and Abandonment”) of crude oil and natural gas properties during 2017, as compared to $88,000 recognized during 2016. The primary reasons for the decrease in DD&A and Impairment and Abandonment are less depletable bases of oil and gas properties available to deplete during 2017 as compared to the prior comparable period and higher natural gas and crude oil reserves at December 31, 2017 as compared to the prior valuation date, December 31, 2016, the effects of which are offset somewhat by an increase in natural gas and crude oil volumes produced during 2017 as compared to 2016. Less depletable bases of oil and gas properties is primarily the result of $30.3 million of DD&A and Impairment and Abandonment recognized from 2014 through 2016. The increase in natural gas and crude oil reserves from 2016 to 2017 was primarily the result of significantly higher natural gas and crude oil prices used to value reserves at December 31, 2017 as compared to the prior comparable valuation date. The higher natural gas and crude oil prices contributed to increasing the average economic life of the Company’s oil and gas properties at December 31, 2017, as compared to the prior valuation date. Also in conjunction with the substantial increases in prices and increases in average economic lives of properties, projected future cash flows associated with the natural gas and crude oil reserves as of December 31, 2017 increased significantly as compared to those projected at the prior valuation date.

Accretion expense decreased $38,000, or 10%, from 2016 to 2017. The primary reason for this decrease was due to more asset retirement obligations being fully accreted at January 1, 2017 as compared to January 1, 2016, which resulted in less discounted asset retirement obligations available to accrete during 2017 as compared to the prior comparable period.

General and administrative expense decreased $83,000, or 4%, from 2016 to 2017. The primary reasons for this decrease are less legal costs incurred during 2017 as compared to the prior comparable period as well as cost-cutting measures management has implemented.

The Company recognized other income of $403,000 during 2017 as compared to $92,000 of other income recognized during the prior comparable period. Other income recognized during 2017 included $80,000 of gains associated with disposal of property and equipment and a $176,000 gain associated with a sale of other assets. In addition, interest and dividend income increased $54,000, or 59%, during 2017 as compared to the prior comparable period. The increase in interest and dividend income was primarily the result of additional investments held and the related dividends yielded on investments during 2017 as compared to the prior comparable period.

The Company reported net income of $2.1 million during 2017, as compared to a $6.0 million net loss recognized during the prior comparable period. The primary reasons for the increase are increases in crude oil and natural gas sales and other income and decreases in DD&A, Impairment and Abandonment and general and administrative expense. Net income represented 27% of total revenues during 2017, whereas the 2016 net loss represented 154% of total revenues during 2016.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $890,000 and $4.7 million during 2017 and 2016, respectively.

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

Crude oil and natural gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions. Any increases in estimated future cash flows would have no impact on the reported value of the Company’s crude oil and natural gas properties. In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the estimated fair value of the crude oil and natural gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the crude oil and natural gas properties. Any impairment loss would reduce property and equipment as well as total assets of the Company. An impairment loss would also decrease net income. The Company did not recognize any Impairment and Abandonment during 2017, whereas $88,000 of Impairment and Abandonment was recognized during 2016 to provide for impairment and abandonment on certain of its crude oil and natural gas properties.

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

Revenue Recognition. The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2017 or 2016. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Commodity Pricing, Risk Management Activities and Inflation

The Company’s revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and crude oil. Declines in oil and gas prices may have a material adverse effect on the Company’s financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that the Company can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on the Company’s future financial results. In particular, substantially lower prices would significantly reduce revenue, potentially increase depletion, depreciation and amortization and potentially trigger impairment under generally accepted accounting principles.

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

While the cost of operations is impacted by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2018, $58.04 per barrel was the posted field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2017 was $2.72 per MCF, an increase of $0.91 per MCF as compared to 2016. The Company’s average price of natural gas during 2016 was $1.81 per MCF, a decrease of $0.48 per MCF as compared to 2015. The Company’s average price of natural gas during 2015 was $2.29 per MCF, a decrease of $1.44 per MCF as compared to 2014. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2018 at $2.64 per MCF and the regional basis adjustment settled for the month of March 2018 at $(0.54) per MCF, resulting in a net regional market price of $2.10 per MCF. Since 2002, the Company has had and continues to have multiple annual or biennial contracts with various purchasers of natural gas, which obligate certain purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Per the terms of the Company’s contracts with two gas purchasers, the Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2018, the Company did not have any significant quantities of natural gas volumes locked-in with any of its gas purchasers.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows decreasing from $60.6 million at December 31, 2011 to $33.5 million at December 31, 2012, increasing to $41.7 million at December 31, 2013, decreasing to $28.2 million at December 31, 2014, decreasing to $(8.2) million at December 31, 2015, decreasing to $(9.9) million at December 31, 2016 and increasing to $(5.1) million at December 31, 2017.

The Company’s Standardized Measure of Discounted Future Net Cash Flows increased by $4.8 million from December 31, 2016 to December 31, 2017. A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

Item 8.              Financial Statements and SupplementaRY Data

See attached pages F-1 to F-25.

EVERFLOW EASTERN PARTNERS, L. P.

2017 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L. P.

Canfield, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Maloney + Novotny LLC

We have served as the Company's auditor since 1988.

Cleveland, Ohio

March 27, 2018

EVERFLOW EASTERN PARTNERS, L. P. CONSOLIDATED BALANCE SHEETS December 31, 2017 and 2016

	2017	2016
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,883,725	$11,224,865
Investments	13,207,778	10,080,608
Accounts receivable:
Production	1,189,524	1,014,946
Joint venture partners	-	3,366
Employees' notes receivable	33,500	41,000
Other	27,225	52,831
Total current assets	26,341,752	22,417,616

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	179,141,990	181,447,571
Pipeline and support equipment	682,135	682,135
Corporate and other	2,127,423	2,116,482
Gross property and equipment	181,951,548	184,246,188
Less accumulated depreciation, depletion, amortization and write down	172,431,241	173,979,881
Net property and equipment	9,520,307	10,266,307

OTHER ASSETS
Employees' notes receivable	13,242	46,045
Other	123,048	176,558
Total other assets	136,290	222,603

TOTAL ASSETS	$35,998,349	$32,906,526

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P. CONSOLIDATED BALANCE SHEETS December 31, 2017 and 2016

	2017	2016
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,958,042	$1,703,441
Accrued expenses	1,624,205	1,137,290
Total current liabilities	3,582,247	2,840,731

DEFERRED INCOME TAXES	37,700	74,000

OPERATIONAL ADVANCES	1,513,924	1,053,582

ASSET RETIREMENT OBLIGATIONS	16,591,270	16,740,630

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616	14,103,844	12,052,848

GENERAL PARTNER'S EQUITY	169,364	144,735
Total partners' equity	14,273,208	12,197,583

TOTAL LIABILITIES AND PARTNERS' EQUITY	$35,998,349	$32,906,526

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P. CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2017 and 2016

	2017	2016
REVENUES
Crude oil and natural gas sales	$7,086,476	$3,439,081
Well management and operating	512,043	409,454
Other	62,420	32,719
Total revenues	7,660,939	3,881,254

DIRECT COST OF REVENUES
Production costs	2,160,029	2,133,282
Well management and operating	299,581	239,815
Depreciation, depletion and amortization	940,143	4,753,321
Accretion expense	355,127	393,535
Write down/impairment and abandonment of crude oil and natural gas properties	-	88,329
Total direct cost of revenues	3,754,880	7,608,282

GENERAL AND ADMINISTRATIVE EXPENSE	2,264,424	2,347,282
Total cost of revenues	6,019,304	9,955,564

INCOME (LOSS) FROM OPERATIONS	1,641,635	(6,074,310)

OTHER INCOME
Interest and dividend income	146,710	92,216
Gain on disposal of property and equipment	80,368	-
Gain on sale of other assets	175,612	-
Total other income	402,690	92,216

INCOME (LOSS) BEFORE INCOME TAXES	2,044,325	(5,982,094)

INCOME TAX EXPENSE (BENEFIT)
Current	5,000	(19,581)
Deferred	(36,300)	-
Total income tax benefit	(31,300)	(19,581)

NET INCOME (LOSS)	$2,075,625	$(5,962,513)

Allocation of Partnership Net Income (Loss):
Limited Partners	$2,050,996	$(5,891,763)
General Partner	24,629	(70,750)

Net income (loss)	$2,075,625	$(5,962,513)

Net income (loss) per unit	$0.37	$(1.05)

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P. CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY Years Ended December 31, 2017 and 2016

	2017	2016

PARTNERS' EQUITY – BEGINNING OF YEAR	$12,197,583	$18,160,096

Net income (loss)	2,075,625	(5,962,513)

PARTNERS' EQUITY – END OF YEAR	$14,273,208	$12,197,583

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,075,625	$(5,962,513)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,026,172	4,840,987
Accretion expense	355,127	393,535
Write down/impairment and abandonment of crude oil and natural gas properties	-	88,329
Gain on disposal of property and equipment	(80,368)	-
Gain on sale of other assets	(175,612)	-
Deferred income taxes	(36,300)	-
Changes in assets and liabilities:
Accounts receivable	(171,212)	(441,659)
Other current assets	25,606	(6,993)
Other assets	(13,740)	(116)
Accounts payable	254,601	(136,375)
Accrued expenses	(124,549)	(41,091)
Operational advances	460,342	48,629
Total adjustments	1,520,067	4,745,246
Net cash provided by (used in) operating activities	3,595,692	(1,217,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,127,170)	(10,080,608)
Payments received on notes receivables from employees	52,203	37,392
Advances disbursed to employees	(11,900)	-
Purchase of property and equipment	(221,108)	(248,699)
Proceeds from disposal of property and equipment	128,281	-
Proceeds from sale of other assets	242,862	-
Net cash used in investing activities	(2,936,832)	(10,291,915)

NET CHANGE IN CASH AND EQUIVALENTS	658,860	(11,509,182)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	11,224,865	22,734,047

CASH AND EQUIVALENTS AT END OF YEAR	$11,883,725	$11,224,865

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$5,499	$390

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.

Organization and Principles of Consolidation – Everflow Eastern Partners, L.P. ("Everflow") is a Delaware limited partnership which was organized in September 1990 to engage in the business of oil and gas acquisition, exploration, development and production. Everflow was formed to consolidate the business and crude oil and natural gas properties of Everflow Eastern, Inc. ("EEI") and subsidiaries and the crude oil and natural gas properties owned by certain limited partnership and working interest programs managed or sponsored by EEI ("EEI Programs" or the "Programs").

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

D.

Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $1,513,924 and $1,053,582 of operational advances at December 31, 2017 and 2016, respectively, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs. Operational advances held on behalf of joint venture partners include those held on behalf of employees, including officers and directors (see Note 5).

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $889,794 and $4,709,814 during 2017 and 2016, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved crude oil and natural gas properties (on a field by field basis) for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows. Estimates of future crude oil and natural gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value, using the income approach, as the properties’ discounted estimated future net cash flows. The key assumptions above are not observable in the market and, therefore, the fair value of the oil and gas properties is classified as Level III. The Company did not write down any crude oil and natural gas properties during 2017. The Company wrote down crude oil and natural gas properties by $88,329 during 2016 to provide for impairment and abandonment on certain of its crude oil and natural gas properties.

Additions to proved properties include changes to accrued expenses related to the drilling of oil and gas properties (see Note 2), and asset retirement obligations (see Note 1.G).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.

Property and Equipment (Continued)

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, other corporate property - building and improvements with a cost of $1,536,288 – 39 to 40 years). Depreciation on pipeline and support equipment amounted to $50,349 and $43,507 for the years ended December 31, 2017 and 2016, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $86,029 and $87,666 for the years ended December 31, 2017 and 2016, respectively.

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

The estimated liability is based on historical experience in dismantling, plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to dismantle, plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of dismantlement, plugging and abandonment costs, changes in estimated remaining lives of the wells, changes in federal or state regulations regarding plugging and abandonment requirements, and other factors.

The Company has no assets legally restricted for purposes of settling asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Asset Retirement Obligations (Continued) The schedule below is a reconciliation of the Company's liability for the years ended December 31:

	2017	2016

Beginning of period	$17,124,630	$16,736,560
Liabilities incurred	877	1,144
Liabilities settled	(114,364)	(6,609)
Accretion expense	355,127	393,535

End of period	$17,366,270	$17,124,630

The current portion of asset retirement obligations of $775,000 and $384,000 at December 31, 2017 and 2016, respectively, is included in accrued expenses in the Company's consolidated balance sheets.

H.

Revenue Recognition – The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company's behalf. The Company had no material gas imbalances at December 31, 2017 or 2016. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

I.

Income Taxes – Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, is allocated directly to its respective partners. The non-taxable status of the Programs and Everflow is the primary reconciling item between taxes computed at the Federal statutory rate and the effective tax rate in the Statements of Operations. The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow's assets and liabilities due to separate elections that were made by owners of the working interests and limited partnership interests that comprised the Programs.

EEI accounts for income taxes under generally accepted accounting principles, which require income taxes be provided for all items (as they relate to EEI) in the consolidated statements of operations regardless of the period when such items are reported for income tax purposes. Therefore, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of certain EEI assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. Items giving rise to deferred taxes consist of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties and percentage depletion credits.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each year presented. Average outstanding Units for earnings per Unit calculations amount to 5,587,616 in 2017 and 2016, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

K.

New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services.  ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09, through issuance of ASU 2015-14, is to be effective for financial statements issued for annual periods beginning after December 31, 2017 (including interim reporting periods within those periods). The Company adopted Topic 606 using the modified retrospective method on January 1, 2018 and does not currently expect a material impact on net income. The Company is continuing to evaluate the potential impact of these standards on the financial statements.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

L.	Reclassifications – Certain prior period amounts have been reclassified to conform with the current period’s presentation.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company's accounts payable and accrued expenses consist of the following at December 31:

	2017	2016
Accounts Payable:
Production and related other	$1,615,606	$1,364,131
Other	295,507	292,076
Joint venture partner deposits	46,929	47,234

Total accounts payable	$1,958,042	$1,703,441

Accrued Expenses:
Current portion of asset retirement obligations	$775,000	$384,000
Payroll and retirement plan contributions	664,384	641,326
Drilling	106,100	-
Other	45,600	79,500
Federal, state and local taxes	33,121	32,464

Total accrued expenses	$1,624,205	$1,137,290

Note 3.	Partners' Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2018 Repurchase Right, based upon the December 31, 2017 calculation, is estimated to be $0.11 per Unit.

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

The Company did not offer to repurchase any Units pursuant to the Repurchase Right during 2017 or 2016 because the price associated with the Repurchase Rights for both years was negative. Units repurchased pursuant to the Repurchase Right and Units issued through the exercise of options pursuant to the Option Plan (collectively the “Units Activity”) for the year ended December 31, 2015 was as follows:

Per Unit
Calculated					Units
Price for	Less				Outstanding
Repurchase	Interim	Net	Units	Units	Following
Right	Distributions	Price Paid	Repurchased	Issued	Units Activity

$4.935	$0.375	$4.56	26,774	13,387	5,587,616

All Units repurchased pursuant to the Repurchase Right in 2015 were retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at December 31, 2017 or 2016 that would potentially dilute net income per Unit.

Note 4.	Retirement Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached defined minimum age and term of service requirements (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees' contributions to the Defined Contribution Plan as annually determined by EMC's Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC's Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company's total contributions to the Defined Contribution Plan amounted to approximately $194,400 and $168,700 for the years ended December 31, 2017 and 2016, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Related Party Transactions

The Company's Officers, Directors, affiliates and certain employees have frequently participated, and will likely continue to participate in the future, as working interest owners in wells in which the Company has an interest. Frequently, the Company has loaned the funds necessary for certain employees to participate in the drilling and development of such wells. Initial terms of the unsecured loans call for repayment of all principal and accrued interest at the end of four years; however, the loan amounts are reduced as production proceeds attributable to the employees' working interests are not remitted to the employees but rather used to reduce the amounts owed by the employees to the Company. If an outstanding balance remains after the initial four-year term, the Company and employee shall, acting in good faith, agree upon further repayment terms.

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 4.50% at December 31, 2017.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At December 31, 2017 and 2016, the Company has extended various loans, evidenced by notes, to three and two employees, respectively, with origination dates ranging from December 2011 to December 2017. In addition, two subsequent addenda extending additional payment terms to certain notes are outstanding at December 31, 2017. Employee notes receivables, including accrued interest, amounted to $46,742 and 87,045 at December 31, 2017 and 2016, respectively.

The Company collects and holds operational advances from employees, including officers and directors, who own working interests in wells of which the Company operates (see Note 1). Operational advances held on behalf of employees, including officers and directors, as of December 31, 2017 and 2016 were approximately $180,300 and $40,300, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Business Segments, Risks and Major Customers

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

Natural gas sales accounted for 73% and 61% of total crude oil and natural gas sales in 2017 and 2016, respectively. Approximately 83% and 76% of total crude oil and natural gas sales were derived from operated wells in 2017 and 2016, respectively. The Company had two significant purchasers of natural gas production from operated wells for the years ended December 31, 2017 and 2016. Natural gas sales to these significant purchasers as a percentage of consolidated crude oil and natural gas sales were as follows:

Natural Gas Purchaser	2017	2016
Dominion Field Services, Inc. ("Dominion")	44%	25%
Interstate Gas Supply, Inc. ("IGS")	12	13
	56%	38%

As of December 31, 2017, natural gas purchased by Dominion covers production from approximately 500 gross operated wells, while natural gas purchased by IGS covers production from approximately 160 gross operated wells. Production purchased by Dominion and IGS from operated wells comprised approximately 76% and 63% of the Company's consolidated natural gas sales in 2017 and 2016, respectively.

Substantially all of the Company’s crude oil production from operated wells is purchased by Ergon Oil Purchasing, Inc. (“Ergon Oil”).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Business Segments, Risks and Major Customers (Continued)

The Company's production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management's review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2017 and 2016. The Company expects that Dominion, IGS and Ergon Oil will continue to be the only major customers for natural gas and crude oil production from its operated wells in 2018. Historically, the Company has not tracked the purchasers of natural gas and crude oil derived from third party operated wells which may have the same customers.

The Company has multiple contracts with Dominion and IGS (collectively, the “Gas Purchasers”) which obligate the Gas Purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 90,000 MCF from January 2018 through March 2018 at various monthly weighted-average pricing provisions averaging $3.35 per MCF, net of regional basis adjustments. Pricing provisions with the Gas Purchasers apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

Note 7.	Commitments and Contingencies

The Company has natural gas delivery commitments to the Gas Purchasers (see Note 6). Management believes the Company can meet its delivery commitments based on estimated production. If, however, the Company cannot meet its delivery commitments, it may be required to purchase natural gas at market prices to meet such commitments which may result in a gain or loss for the difference between the delivery commitment price and the price at which the Company is able to purchase the natural gas for redelivery (resale) to its customers.

The Company is party to various legal proceedings and claims in the ordinary course of its business. The Company believes certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited)

The following supplemental unaudited oil and gas information is required by generally accepted accounting principles.

The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the continental United States.

CAPITALIZED COSTS RELATING TO OIL AND GAS

 PRODUCING ACTIVITIES

	Years ended December 31,
	2017	2016

Proved oil and gas properties	$179,141,990	$181,447,571

Pipeline and support equipment	682,135	682,135

Gross capitalized costs	179,824,125	182,129,706

Accumulated depreciation, depletion, amortization and write down	171,337,190	172,885,338

Net capitalized costs	$8,486,935	$9,244,368

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2017	2016

Property acquisition costs	$11,045	$20,363
Development costs	192,284	136,274

The Company had no purchases of producing oil and gas properties in 2017 or 2016.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND

 GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2017	2016

Crude oil and natural gas sales	$7,086,476	$3,439,081
Production costs	(2,160,029)	(2,133,282)
Depreciation, depletion and amortization	(940,143)	(4,753,321)
Accretion expense	(355,127)	(393,535)
Write down/impairment and abandonment of crude oil and natural gas properties	-	(88,329)

Results of operations before income tax benefit	3,631,177	(3,929,386)

Income tax benefit	(30,000)	(20,000)

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$3,661,177	$(3,909,386)

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)

Balance, January 1, 2016	277,000	7,991,000
Extensions, discoveries and other additions	5,000	13,000
Production	(34,000)	(1,157,000)
Revision of previous estimates	(4,000)	(1,567,000)

Balance, December 31, 2016	244,000	5,280,000
Extensions, discoveries and other additions	8,000	17,000
Production	(40,000)	(1,904,000)
Revision of previous estimates	78,000	7,851,000

Balance, December 31, 2017	290,000	11,244,000

PROVED DEVELOPED RESERVES:

December 31, 2015	277,000	7,991,000
December 31, 2016	244,000	5,280,000
December 31, 2017	290,000	11,244,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. At December 31, 2017 and 2016, the Company had 14 and 46 net proved undeveloped acres, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $35,700 and $36,200 at December 31, 2017 and 2016, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE

 NET CASH FLOWS

	December 31,
	2017	2016
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$37,232	$17,014
Future production and development costs	(22,716)	(10,853)
Future asset retirement obligations, net of salvage	(16,360)	(16,451)
Future income tax expense	(132)	(95)

Future net cash flows	(1,976)	(10,385)
Effect of discounting future net cash flows at 10% per annum	(3,078)	461

Standardized measure of discounted future net cash flows	$(5,054)	$(9,924)

CHANGES IN THE STANDARDIZED MEASURE OF

 DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2017	2016
	(Thousands of Dollars)
Balance, beginning of year	$(9,924)	$(8,211)
Extensions, discoveries and other additions	197	85
Revision of quantity estimates	4,031	(184)
Sales of crude oil and natural gas, net of production costs	(4,926)	(1,306)
Net change in income taxes	(20)	32
Net changes in prices and production costs	2,478	(1,080)
Accretion of discount	(992)	(821)
Other	4,102	1,561

Balance, end of year	$(5,054)	$(9,924)

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $2.09 and $1.41 per MCF at December 31, 2017 and 2016, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $47.48 and $39.33 per BBL at December 31, 2017 and 2016, respectively.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

IteM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2017.

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

Management is responsible for assessing the effectiveness of our internal controls over financial reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessments, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal control over financial reporting during 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

IteM 9B.           OTHER INFORMATION

None.

PART III

Item 10.             Directors, Executive Officers AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2018 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company founded by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes.

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

EEI has continued its separate existence as a holder of interests in many of the same crude oil and natural gas properties that the Company operates. Many personnel previously employed by EEI to conduct its operation, drilling and field supervisory functions are now employed directly by the Company and discharge the same functions on behalf of the Company. EEI has no employees as of March 10, 2018, and has had no employees for at least the past two years. All of EEI’s outstanding shares are owned by the Company.

Directors and Officers of EEI and EMC.   The executive officers and directors of EEI and EMC as of March 10, 2018 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

Thomas L. Korner	64	Chairman of the Board and director	Chairman of the Board and director

Robert F. Sykes	94	Director	Director

Peter H. Sykes	61	None	Director

William A. Siskovic	62	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	43	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director

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

Brian A. Staebler was appointed to serve as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director of EEI and EMC in January 2010.  Mr. Staebler is responsible for the financial operations of the Company and EEI.  He had served as the Internal Audit Manager for the Company since September 2007, leading the Company’s efforts to become compliant with Sarbanes Oxley regulations. Prior to joining the Company, Mr. Staebler was a Senior Manager with Hausser + Taylor LLC, certified public accountants, and lead in-charge of the audit team that performed the annual audit and quarterly reviews of the Company as well as many other companies in the oil and gas industry. He had been a member of the audit team since December 1997.  Mr. Staebler also served as a member of the firm’s oil and gas industry practice, covering an array of areas including attestation, financial reporting and consulting, and tax regulation. Mr. Staebler’s experience in working with the Company for 10 years as an independent auditor, financial reporting consultant and tax consultant, in addition to his experience as an employee of the Company working with Sarbanes Oxley regulations and compliance as it relates specifically to the Company, as well as his role as a senior financial executive since January 2010, qualifies him as an officer, director and audit committee financial expert. Mr. Staebler has a Business Administration Degree in Accounting from the University of Toledo, is an active Certified Public Accountant licensed by the Accountancy Board of Ohio, and is a current member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants, and the Ohio Oil and Gas Association.

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

We have discussed with the independent registered public accountants of the Company, Maloney + Novotny LLC, the matters that independent registered public accounting firms must communicate to audit committees under Public Company Accounting Oversight Board (the “PCAOB”) requirements, which includes a review of the results of the independent registered public accountant’s examination of the Company’s financial statements and related processes.

We have received and reviewed written disclosures and the letter from Maloney + Novotny LLC, which is required by applicable rules of the PCAOB, and we have discussed with Maloney + Novotny LLC their independence under such standards. We have concluded that the independent registered public accountants are independent from the Company and its management.

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

William A. Siskovic (Chairman) Thomas L. Korner Robert F. Sykes Peter H. Sykes Brian A. Staebler

Code of Ethics. The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The Code of Ethics is included as Exhibit 14.1 to this Annual Report on Form 10-K.

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2017 were timely made.

Item 11.            Executive Compensation

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated either directly by the Company or indirectly through EEI. The compensation described below represents all compensation from either the Company or EEI.

Overview of 2017 Executive Compensation Components

Components of executive compensation in the 2017 fiscal year for the executive officers of EMC and EEI include the following:

●	base salary

●	annual cash bonuses

●	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2017 are shown in the Summary Compensation Table appearing further below in this Item 11.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2017, the Board of Directors set a range of these bonuses between 90% and 150% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2017, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2017, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2018 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 90% and 150% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

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

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees. The Company did not grant any options to executive officers during 2017 or 2016.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2017 and 2016, of those persons who were at December 31, 2017: (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation(1)		Total

William A. Siskovic,	2017	$127,600	$183,000	$46,600	(2)	$357,200
President and Principal Executive Officer	2016	$125,200	$183,000	$40,800	(2)	$349,000

Brian A. Staebler,	2017	$117,800	$135,000	$40,000	(3)	$292,800
Vice President and Principal Financial and Accounting Officer	2016	$115,400	$135,000	$35,200	(3)	$285,600

No Named Executive Officer received personal benefits or perquisites during 2017 or 2016 in excess of $10,000.

(1)

Includes amounts contributed under the Company’s Defined Contribution Plan in the form of employer-matched contributions and profit sharing contributions on behalf of the executive officers, and amounts considered taxable wages with respect to personal use of a Company vehicle, the Company’s Group Term Life Insurance Plan, and additional supplemental life insurance. Additional terms of the Defined Contribution Plan are described in the section entitled “Retirement Plans” appearing later in this Item 11.

(2)

During fiscal years ended December 31, 2017 and 2016, includes $22,700 and $16,800, respectively, contributed as profit sharing to the Defined Contribution Plan, $16,200 and $15,900 contributed as matching contributions to the Defined Contribution Plan, $1,400 and $1,800, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,300 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(3)

During fiscal years ended December 31, 2017 and 2016, includes $20,800 and $15,600, respectively, contributed as profit sharing to the Defined Contribution Plan, $15,200 and $15,100, respectively, contributed as matching contributions to the Defined Contribution Plan, $2,700 and $3,200, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $1,300 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

None of the Named Executive Officers has an employment agreement with the Company.

Outstanding Equity Awards

The Company did not grant any options to executive officers during 2017 or 2016. There were no outstanding unexercised options as of December 31, 2017 or 2016.

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

The Defined Contribution Plan is further described in Note 4 of the Company’s consolidated financial statements included herein.

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during the 2017 or 2016 fiscal years.

Item 12.          Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 10, 2018 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one New York limited liability company founded by an individual who is a director of EEI, Robert F. Sykes, and owned by the four adult children of Mr. Sykes. The General Partner of the Company owns a 1.19% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2018 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

Name of Holder	Units in Company	Percentage of Units in Company (1)	Percentage Interest in Everflow Management Limited, LLC (2)	Percentage Interest in EMC

Directors and Executive Officers
Robert F. Sykes (3) (director of EMC)	158,634	2.84	*	*
William A. Siskovic (officer and director of EMC)	86,365	1.55	16.6667	16.6667
Thomas L. Korner (Chairman of the Board & director of EMC)	64,494	1.15	16.6667	16.6667
Peter H. Sykes (4) (director of EMC)	41,244	0.74	*	*
Brian A. Staebler (officer and director of EMC)	15,498	0.28	8.3333	8.3333
	366,235	6.56	41.6667	41.6667

Other Beneficial Owners of >5% of the Company
David F. Sykes (5)	774,099	13.85	50.0000	50.0000
	1,140,334	20.41	91.6667	91.6667

*Represents less than one percent.

(1)

Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.19% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.

(3)	Includes 79,639 Units held by the Robert F. Sykes Living Trust and 78,995 Units held by the Sykes Family Trust, both of which Robert F. Sykes serves as the Trustee.

(4)	Includes 41,244 Units held by PHS Associates, a New York limited partnership owned by the family of Peter H. Sykes.

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. William A. Siskovic made investments in crude oil and natural gas properties during 2017 in the amount of $10,800. Brian A. Staebler made investments in crude oil and natural gas properties during 2017 and 2016 in the amount of $10,800 and $1,600, respectively. Thomas L. Korner made investments in crude oil and natural gas properties during 2017 in the amount of $10,800.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2017 and 2016. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016

Audit fees	$155,200	$162,073
Audit related fees	-	-
Tax fees	920	1,196
All other fees	-	-

Total	$156,120	$163,269

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. Tax fees include fees for tax planning and tax advice.

The Company has a policy to assure the independence of its registered public accounting firm. Prior to each fiscal year, the audit committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related and other services were pre-approved for 2017 by the audit committee.

PART IV

Item 15.        Exhibits AND Financial Statement Schedules

(a)	(1)	Financial Statements

The following Consolidated Financial Statements of the Registrant and its subsidiaries are included in Part II, Item 8:

Page(s)

Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets	F-4 - F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Partners’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 - F-25

(a)	(2)	Financial Statements Schedules

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

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC General Partner

By:	EVERFLOW MANAGEMENT CORPORATION Managing Member

By:	/s/ Robert F. Sykes	Director	March 27, 2018
Robert F. Sykes

By:	/s/ Peter H. Sykes	Director	March 27, 2018
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 27, 2018
Thomas L. Korner

By:	/s/ William A. Siskovic	President, Principal	March 27, 2018
	William A. Siskovic	Executive Officer and Director

By:	/s/ Brian A. Staebler	Vice President, Secretary-Treasurer,	March 27, 2018
	Brian A. Staebler	Principal Financial and Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2008	(4)

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 14, 2017 concerning evaluation of oil and gas reserves.

99.2	Audit Committee Charter of Everflow Management Corporation	(7)

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

E-1

EXHIBIT INDEX

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-19279).

E-2