Form 10-Q
period 2018-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2018-05-11
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes     X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes    X        No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes           No     X

There were 5,587,616 Units of limited partnership interest of the registrant as of May 10, 2018. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2018.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$8,723,433	$11,883,725
Investments	16,755,644	13,207,778
Production accounts receivable	1,313,174	1,189,524
Employees' notes receivable	13,900	33,500
Other	25,379	27,225
Total current assets	26,831,530	26,341,752

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	178,216,755	179,141,990
Pipeline and support equipment	682,135	682,135
Corporate and other	2,094,423	2,127,423
Gross property and equipment	180,993,313	181,951,548

Less accumulated depreciation, depletion, amortization and write down	171,648,514	172,431,241
Net property and equipment	9,344,799	9,520,307

OTHER ASSETS
Employees' notes receivable	1,133	13,242
Other	123,048	123,048
Total other assets	124,181	136,290

TOTAL ASSETS	$36,300,510	$35,998,349

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,891,989	$1,958,042
Accrued expenses	1,147,406	1,624,205
Total current liabilities	3,039,395	3,582,247

DEFERRED INCOME TAXES	37,700	37,700

OPERATIONAL ADVANCES	1,642,212	1,513,924

ASSET RETIREMENT OBLIGATIONS	16,551,470	16,591,270

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,587,616 Units	14,851,392	14,103,844

GENERAL PARTNER'S EQUITY	178,341	169,364
Total partners' equity	15,029,733	14,273,208

TOTAL LIABILITIES AND PARTNERS' EQUITY	$36,300,510	$35,998,349

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
REVENUES
Crude oil and natural gas sales	$2,056,179	$2,200,622
Well management and operating	147,636	143,303
Other	2,227	10,441
Total revenues	2,206,042	2,354,366

DIRECT COST OF REVENUES
Production costs	733,780	674,983
Well management and operating	86,186	84,274
Depreciation, depletion and amortization	139,973	190,859
Accretion expense	86,600	97,800
Total direct cost of revenues	1,046,539	1,047,916

GENERAL AND ADMINISTRATIVE EXPENSE	586,801	580,123
Total cost of revenues	1,633,340	1,628,039

INCOME FROM OPERATIONS	572,702	726,327

OTHER INCOME
Interest and dividend income	56,358	33,015
Gain on disposal of property and equipment	127,465	-
Total other income	183,823	33,015

NET INCOME	$756,525	$759,342

Allocation of Partnership Net Income:
Limited Partners	$747,548	$750,332
General Partner	8,977	9,010

Net income	$756,525	$759,342

Net income per unit	$0.13	$0.13

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

PARTNERS' EQUITY - BEGINNING OF PERIOD	$14,273,208	$12,197,583

Net income	756,525	759,342

PARTNERS' EQUITY - END OF PERIOD	$15,029,733	$12,956,925

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$756,525	$759,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	159,473	211,959
Accretion expense	86,600	97,800
Gain on disposal of property and equipment	(127,465)	-
Changes in assets and liabilities:
Accounts receivable	(123,650)	(324,663)
Other current assets	1,846	41,981
Other assets	-	(7,840)
Accounts payable	(66,053)	(8,134)
Accrued expenses	(492,099)	(523,638)
Operational advances	128,288	204,442
Total adjustments	(433,060)	(308,093)
Net cash provided by operating activities	323,465	451,249

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,547,866)	(29,007)
Payments received on receivables from employees	31,709	38,717
Proceeds from disposal of property and equipment	32,400	-
Net cash provided by (used in) investing activities	(3,483,757)	9,710

NET CHANGE IN CASH AND EQUIVALENTS	(3,160,292)	460,959

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,883,725	11,224,865

CASH AND EQUIVALENTS - END OF PERIOD	$8,723,433	$11,685,824

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$3,600	$499

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.

Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2018.

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

E.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.  As of March 31, 2018 and December 31, 2017, cash and equivalents include $1,642,212 and $1,513,924, respectively, of operational advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned. Operational advances held on behalf of joint venture partners include those held on behalf of employees, including officers and directors (see Note 5).

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

Gain on disposal of property and equipment includes $110,100 associated with settlements of asset retirement obligations during the three month period ended March 31, 2018.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

H.

Revenue Recognition – As described in Note 1.K., beginning in 2018, the Company accounts for revenue from contracts in accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Revenues from contracts with customers are recognized when performance obligations are satisfied in accordance with contractual terms.

The Company recognized 56% of crude oil and natural gas sales from two purchasers of natural gas from operated properties under sales contracts during the three months ended March 31, 2018. Generally, each unit (MCF) is a separate performance obligation. The transaction price may consist of fixed and variable consideration, in which the variable amount is determinable each production period and is recognized as revenue upon delivery of the natural gas, which is the point in time that the customer obtains control of the natural gas and the Company's performance obligation is satisfied.

Other crude oil and natural gas sales not under contract from customers, as well as crude oil and natural gas sales derived from third party operated wells, is recognized under similar terms as sales contracts where revenue is recognized at a point in time when the product is delivered, the purchaser obtains control and the Company's performance obligation is satisfied. The Company does not track the purchasers of natural gas and crude oil derived from third party operated wells.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2018 and December 31, 2017.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned properties. Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Notes receivable from employees consist principally of drilling and development costs the Company has advanced or incurred on behalf of employees (see Note 5). Well management and operating revenues are derived from a variety of both verbal and written operating agreements with joint venture partners, and are recognized monthly as services are provided and properties are managed and operated.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 for the three months ended March 31, 2018 and 2017, respectively.

K.

New Accounting Standards – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, which is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. The core principle of the standard is that revenue should be recognized when the transfer of promised goods or services is made in an amount that the entity expects to be entitled to in exchange for the transfer of goods and services. ASU 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09, through issuance of ASU 2015-14, is to be effective for financial statements issued for annual periods beginning after December 31, 2017 (including interim reporting periods within those periods). The Company adopted ASU 2014-09 using the modified retrospective method on January 1, 2018. There was no material impact to the Company's consolidated financial statements and, therefore, prior period amounts were not adjusted and no cumulative effect adjustment was recognized. However, ASU 2014-09 expanded disclosures regarding information of the Company's nature, amount and timing of revenue arising from contracts with customers.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Accounts Payable:
Production and related other	$1,553,214	$1,615,606
Other	291,846	295,507
Joint venture partner deposits	46,929	46,929

Total accounts payable	$1,891,989	$1,958,042

Accrued Expenses:
Current portion of asset retirement obligations	$775,000	$775,000
Payroll and retirement plan contributions	145,440	664,384
Drilling	106,100	106,100
Other	112,100	45,600
Federal, state and local taxes	8,766	33,121

Total accrued expenses	$1,147,406	$1,624,205

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company has determined the price associated with the 2018 Repurchase Right, based upon the December 31, 2017 calculation, to be $0.11 per Unit.

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

Per Unit					Units
Calculated					Outstanding
Price for	Less	Net			Following
Repurchase	Interim	Price	Units	Units	Units
Right	Distributions	Paid	Repurchased	Issued	Activity

$4.935	$0.375	$4.56	26,774	13,387	5,587,616

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at March 31, 2018 or 2017 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with Dominion Field Services (“Dominion”) which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 4.50% at March 31, 2018.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At March 31, 2018, the Company has extended various loans, evidenced by notes, to two employees with origination dates ranging from December 2015 to December 2017. Employees’ notes receivable, including accrued interest, amounted to $15,033 and $46,742 at March 31, 2018 and December 31, 2017, respectively.

The Company collects and holds operational advances from employees, including officers and directors, who own working interests in wells of which the Company operates (see Note 1). Operational advances held on behalf of employees, including officers and directors, as of March 31, 2018 and December 31, 2017 were approximately $208,000 and $180,300, respectively.

Part I:  Financial Information

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2018.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$23,792	72%	$22,760	70%
Property and equipment (net)	9,345	28	9,520	29
Other	124	-	136	1
Total	$33,261	100%	$32,416	100%

Deferred income taxes	$38	-%	$38	-%
Long-term liabilities	18,193	55	18,105	56
Partners' equity	15,030	45	14,273	44
Total	$33,261	100%	$32,416	100%

Working capital of $23.8 million as of March 31, 2018 represented an increase of $1.0 million from December 31, 2017, due primarily to increases in investments and production accounts receivable and a decrease in accrued expenses, offset somewhat by a decrease in cash and equivalents. The increase in investments was primarily the result of additional purchases of shares in a mutual fund during the three months ended March 31, 2018 that invests primarily in investment grade, short-term fixed and floating rate debt securities. The increase in production accounts receivable is primarily the result of increases in natural gas volumes produced and higher natural gas and crude oil prices received during the current receivable production period as compared to the prior comparable receivable production period. The primary reason for the increase in natural gas volumes produced is the result of less operated oil and gas properties being voluntarily shut-in during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2017 having been paid during the three months ended March 31, 2018. The decrease in cash and equivalents is primarily the result of cash used in investing activities during the three months ended March 31, 2018, offset somewhat by cash provided by operating activities.

The Company funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2018.

The Company’s cash flow provided by operations before the change in working capital was $1.0 million during the three months ended March 31, 2018, a decrease of $262,000 as compared to $1.3 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $680,000 during the three months ended March 31, 2018. Cash flows provided by operating activities was $323,000 for the three months ended March 31, 2018.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2018 repurchase right. The Company has not paid a cash distribution since October 2015.

The Company has multiple contracts with Dominion Field Services (“Dominion”) which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2018 and 2017. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2018	2017

Revenues:
Crude oil and natural gas sales	93%	94%
Well management and operating	7	6
Total revenues	100%	100%

Expenses:
Production costs	33	29
Well management and operating	4	3
Depreciation, depletion and amortization	6	8
Accretion expense	4	4
General and administrative	27	25
Total expenses	74%	69%

Other income	8	1

Net income	34%	32%

Revenues for the three month period ended March 31, 2018 decreased $148,000 as compared to the prior comparable period. The decrease was primarily the result of a decrease in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $144,000, or 7%, during the three months ended March 31, 2018 as compared to the prior comparable period. The decrease was primarily the result of less natural gas and crude oil volumes produced during the three month period ended March 31, 2018 as compared to the prior comparable period. The decrease in volumes produced was primarily the result of normal production decline.

Production costs increased $59,000, or 9%, during the three months ended March 31, 2018 as compared to the prior comparable period. The increase was primarily the result of increases in repairs and maintenance expenses and third party operating expenses, offset somewhat by a decrease in ad valorem taxes, recognized during the three months ended March 31, 2018 as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) decreased $51,000, 27%, during the three months ended March 31, 2018 as compared to the prior comparable period. The primary reason for the decrease is less depletable bases of oil and gas properties available to deplete during the three month period ended March 31, 2018 as compared to the prior comparable period. Less depletable bases of oil and gas properties is primarily the result of

DD&A, write down/impairment and abandonment of properties recognized in prior fiscal periods.

The Company recognized other income of $184,000 during the three months ended March 31, 2018 as compared to $33,000 of other income recognized during the prior comparable period. Other income recognized during the three months ended March 31, 2018 included $127,000 of gains associated with disposal of property and equipment. In addition, interest and dividend income increased $23,000, or 71%, during the three months ended March 31, 2018 as compared to the prior comparable period. The increase in interest and dividend income was primarily the result of additional investments held and the related dividends yielded on investments during the three months ended March 31, 2018 as compared to the prior comparable period.

The Company reported net income of $757,000 and $759,000 during the three months ended March 31, 2018 and 2017, respectively. The Company’s net income represented 34% and 32% of total revenues during the three month periods ended March 31, 2018 and 2017, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2017, for a more complete understanding of the matters covered by such certifications.

(b)     Changes in internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 5.	OTHER INFORMATION

On May 10, 2018, Everflow Management Limited, LLC, the general partner (the “General Partner”) of Everflow Eastern Partners, L.P. (the “Partnership”), entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of February 10, 2010 (the “Partnership Agreement”), in response to certain changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 (the “BBA”) relating to partnership audit and adjustment procedures. The Amendment makes certain revisions to the Partnership Agreement designed to facilitate the General Partner’s obligations as the “partnership representative” under the BBA. The Amendment is effective as of May 10, 2018.

The foregoing description of the Amendment in this Quarterly Report on Form 10-Q (this “Report”) does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 3.1 to this Report, and is incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit 3.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Everflow Eastern Partners, L.P.

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: May 11, 2018	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)