Form 10-Q
period 2018-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2018-08-10
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-19279

EVERFLOW EASTERN PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	34-1659910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 West Main Street P.O. Box 629 Canfield, Ohio	44406
(Address of principal executive offices	(Zip Code)

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

There were 5,549,355 Units of limited partnership interest of the registrant as of August 10, 2018. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2018.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,269,842	$11,883,725
Investments	16,856,932	13,207,778
Production accounts receivable	1,388,922	1,189,524
Employees' notes receivable	7,800	33,500
Other	25,379	27,225
Total current assets	28,548,875	26,341,752

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	175,483,155	179,141,990
Pipeline and support equipment	682,135	682,135
Corporate and other	2,094,423	2,127,423
Gross property and equipment	178,259,713	181,951,548

Less accumulated depreciation, depletion, amortization and write down	169,103,259	172,431,241
Net property and equipment	9,156,454	9,520,307

OTHER ASSETS
Employees' notes receivable	1,111	13,242
Other	122,348	123,048
Total other assets	123,459	136,290

TOTAL ASSETS	$37,828,788	$35,998,349

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,894,683	$1,958,042
Accrued expenses	731,405	1,624,205
Total current liabilities	2,626,088	3,582,247

DEFERRED INCOME TAXES	37,700	37,700

OPERATIONAL ADVANCES	1,839,768	1,513,924

ASSET RETIREMENT OBLIGATIONS	16,653,470	16,591,270

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,549,355 and 5,587,616 Units, respectively	16,472,590	14,103,844

GENERAL PARTNER'S EQUITY	199,172	169,364
Total partners' equity	16,671,762	14,273,208

TOTAL LIABILITIES AND PARTNERS' EQUITY	$37,828,788	$35,998,349

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2018	2017	2018	2017
REVENUES
Crude oil and natural gas sales	$2,293,924	$2,085,823	$4,350,103	$4,286,445
Well management and operating	145,129	135,098	292,765	278,401
Other	1,586	45,628	3,813	56,069
Total revenues	2,440,639	2,266,549	4,646,681	4,620,915

DIRECT COST OF REVENUES
Production costs	505,126	530,147	1,238,906	1,205,130
Well management and operating	84,761	79,509	170,947	163,783
Depreciation, depletion and amortization	143,645	190,031	283,618	380,890
Accretion expense	80,800	88,900	167,400	186,700
Total direct cost of revenues	814,332	888,587	1,860,871	1,936,503

GENERAL AND ADMINISTRATIVE EXPENSE	523,167	491,179	1,109,968	1,071,302
Total cost of revenues	1,337,499	1,379,766	2,970,839	3,007,805

INCOME FROM OPERATIONS	1,103,140	886,783	1,675,842	1,613,110

OTHER INCOME
Interest and dividend income	107,838	36,776	164,196	69,791
Gain on disposal of property and equipment	426,300	63,709	553,765	63,709
Gain on sale of other assets	8,960	159,037	8,960	159,037
Total other income	543,098	259,522	726,921	292,537

NET INCOME	$1,646,238	$1,146,305	$2,402,763	$1,905,647

Allocation of Partnership Net Income
Limited Partners	$1,626,705	$1,132,703	$2,374,253	$1,883,035
General Partner	19,533	13,602	28,510	22,612

Net income	$1,646,238	$1,146,305	$2,402,763	$1,905,647

Net income per unit	$0.29	$0.20	$0.42	$0.33

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017

PARTNERS' EQUITY - BEGINNING OF PERIOD	$14,273,208	$12,197,583

Net income	2,402,763	1,905,647

Repurchase of Units	(7,509)	-

Options exercised	3,300	-

PARTNERS' EQUITY - END OF PERIOD	$16,671,762	$14,103,230

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,402,763	$1,905,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	322,518	424,090
Accretion expense	167,400	186,700
Gain on disposal of property and equipment	(553,765)	(63,709)
Gain on sale of other assets	(8,960)	(159,037)
Changes in assets and liabilities:
Accounts receivable	(199,398)	(396,649)
Other current assets	1,846	41,981
Other assets	700	(12,837)
Accounts payable	(63,359)	174,505
Accrued expenses	(445,709)	(498,103)
Operational advances	325,844	267,158
Total adjustments	(452,883)	(35,901)
Net cash provided by operating activities	1,949,880	1,869,746

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,649,154)	(61,088)
Payments received on receivables from employees	37,831	44,410
Proceeds on disposal of property and equipment	35,300	92,200
Proceeds on sale of other assets	8,960	226,287
Purchase of property and equipment	-	(123,885)
Net cash provided by (used in) investing activities	(3,567,063)	177,924

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from options exercised	3,300	-
Net cash provided by financing activities	3,300	-

NET CHANGE IN CASH AND EQUIVALENTS	(1,613,883)	2,047,670

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,883,725	11,224,865

CASH AND EQUIVALENTS - END OF PERIOD	$10,269,842	$13,272,535

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for:
Income taxes	$3,600	$499

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML are Everflow Management Corporation ("EMC"); two individuals who are officers and directors of EEI and employees of Everflow; one individual who is the Chairman of the Board of EEI; one individual who is an employee of Everflow; and one private limited liability company. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.

D.

Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated.

E.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.  As of June 30, 2018 and December 31, 2017, cash and equivalents include $1,839,768 and $1,513,924, respectively, of operational advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned. Operational advances held on behalf of joint venture partners include those held on behalf of employees, including officers and directors (see Note 5).

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

Gain on disposal of property and equipment includes approximately $449,700 and $559,800 associated with non-cash settlements of asset retirement obligations during the three and six month periods ended June 30, 2018, respectively.

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

The Company recognized 52% and 54% of crude oil and natural gas sales from two purchasers of natural gas from operated properties under sales contracts during the three and six month periods ended June 30, 2018, respectively. Generally, each unit (MCF) is a separate performance obligation. The transaction price may consist of fixed and variable consideration, in which the variable amount is determinable each production period and is recognized as revenue upon delivery of the natural gas, which is the point in time that the customer obtains control of the natural gas and the Company's performance obligation is satisfied.

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

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2018 and December 31, 2017.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented. Average outstanding Units for earnings per limited partner Unit calculations amounted to 5,587,616 for the three and six month periods ended June 30, 2018 and 2017, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Accounts Payable:
Production and related other	$1,556,083	$1,615,606
Other	291,671	295,507
Joint venture partner deposits	46,929	46,929

Total accounts payable	$1,894,683	$1,958,042

Accrued Expenses:
Current portion of asset retirement obligations	$305,000	$775,000
Payroll and retirement plan contributions	290,764	664,384
Drilling	106,100	106,100
Federal, state and local taxes	17,532	33,121
Repurchase of Units	7,509	-
Other	4,500	45,600

Total accrued expenses	$731,405	$1,624,205

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2018 Repurchase Right, based upon the December 31, 2017 calculation, was $0.11 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. In June 2018, the Company granted 30,000 options to officers and certain key employees. All options granted were exercised on the same date. The Company did not grant any options in 2017.

In June 2018, the Company repurchased 68,261 units pursuant to the Repurchase Right. The Company did not offer to repurchase any Units pursuant to the Repurchase Right during 2017 or 2016 because the price associated with the Repurchase Rights for both years was negative. There were 5,549,355 outstanding Units on June 30, 2018 following the Company’s repurchase of Units and issuance of options.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at June 30, 2018 or 2017 that would potentially dilute net income per Unit.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 5.0% at June 30, 2018.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At June 30, 2018, the Company has extended various loans, evidenced by notes, to two employees with origination dates of December 2017. Employees’ notes receivable, including accrued interest, amounted to $8,911 and $46,742 at June 30, 2018 and December 31, 2017, respectively.

The Company collects and holds operational advances from employees, including officers and directors, who own working interests in wells of which the Company operates (see Note 1). Operational advances held on behalf of employees, including officers and directors, as of June 30, 2018 and December 31, 2017 were approximately $252,100 and $180,300, respectively.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$25,923	74%	$22,760	70%
Property and equipment (net)	9,156	26	9,520	29
Other	124	-	136	1
Total	$35,203	100%	$32,416	100%

Deferred income taxes	$38	-%	$38	-%
Long-term liabilities	18,493	53	18,105	56
Partners' equity	16,672	47	14,273	44
Total	$35,203	100%	$32,416	100%

Working capital of $25.9 million as of June 30, 2018 represented an increase of $3.2 million from December 31, 2017, due primarily to increases in investments and production accounts receivable and a decrease in accrued expenses, offset somewhat by a decrease in cash and equivalents. The increase in investments was primarily the result of additional purchases of shares in a mutual fund during the six months ended June 30, 2018 that invests primarily in investment grade, short-term fixed and floating rate debt securities. The increase in production accounts receivable is primarily the result of increases in natural gas and crude oil volumes produced and higher crude oil prices received during the current receivable production period as compared to the prior comparable receivable production period. The primary reason for the increase in volumes produced is the result of less operated oil and gas properties being voluntarily shut-in during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accrued expenses is primarily the result of a decrease in the current portion of asset retirement obligations associated with oil and gas properties disposed of during the six months ended June 30, 2018. In addition, all payroll and retirement contributions accrued at December 31, 2017 were paid during the six months ended June 30, 2018. The decrease in cash and equivalents is primarily the result of cash used in investing activities during the six months ended June 30, 2018, offset somewhat by cash provided by operating activities.

The Company funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2018.

The Company’s cash flow provided by operations before the change in working capital was $2.7 million during the six months ended June 30, 2018, an increase of $108,000 as compared to $2.6 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $707,000 during the six months ended June 30, 2018. Cash flows provided by operating activities was $1.9 million for the six months ended June 30, 2018.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2019 repurchase right. The Company has not paid a cash distribution since October 2015.

The Company has multiple contracts with Dominion Field Services (“Dominion”) which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the six month periods ended June 30, 2018 and 2017. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Revenues:
Crude oil and natural gas sales	94%	92%	94%	93%
Well management and operating	6	6	6	6
Other	-	2	-	1
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	21	23	27	26
Well management and operating	3	4	4	4
Depreciation, depletion and amortization	6	8	6	8
Accretion expense	3	4	4	4
General and administrative expense	21	22	23	23
Total expenses	54%	61%	64%	65%

Other income:
Interest and dividend income	4	2	4	2
Gain on disposal of property and equipment	17	3	12	1
Gain on sale of other assets	-	7	-	3
Total other income	21%	12%	16%	6%

Net income	67%	51%	52%	41%

Revenues for the three and six month periods ended June 30, 2018 increased $174,000 and $26,000, respectively, as compared to the prior comparable periods. The increases were primarily the result of increases in crude oil and natural gas sales, offset somewhat by decreases in other revenues.

Crude oil and natural gas sales increased $208,000, or 10%, during the three months ended June 30, 2018 as compared the prior comparable period. Crude oil and natural gas sales increased $64,000, or 1%, during the six months ended June 30, 2018 as compared to the prior comparable period. The increases were primarily the result of increases in crude oil volumes produced and crude oil prices received, offset somewhat by the effect of less natural gas volumes produced during the three and six month periods ended June 30, 2018 as compared to the prior comparable periods.

Other revenues decreased $44,000, or 97%, during the three months ended June 30, 2018 as compared to the prior period. Other revenues decreased $52,000, or 93%, during the six months ended June 30, 2018 as compared to the prior comparable period. The decreases were primarily the result of timing differences associated with other services rendered.

Depreciation, depletion and amortization (“DD&A”) decreased $46,000, 24%, during the three months ended June 30, 2018 as compared to the prior comparable period. DD&A decreased $97,000, or 26%, during the six months ended June 30, 2018 as compared to the prior comparable period. The primary reason for the decreases is less depletable bases of oil and gas properties available to deplete during the three and six month periods ended June 30, 2018 as compared to the prior comparable periods. Less depletable bases of oil and gas properties is primarily the result of DD&A, write down/impairment and abandonment of properties recognized in prior fiscal periods.

Other income increased $284,000, or 109%, during the three months ended June 30, 2018 as compared to prior comparable period. Other income increased $434,000, or 148%, during the six months ended June 30, 2018 as compared to the prior comparable period. The primary reasons for the increases were the result of increases in interest and dividend income and gain on disposal of property and equipment, offset somewhat by a decrease in gain on sale of other assets. The increase in interest and dividend income was primarily the result of additional investments held and the related dividends yielded on investments during the three and six month periods ended June 30, 2018 as compared to the prior comparable periods. The increase in gain on disposal of property and equipment was primarily the result of additional oil and gas properties disposed of during the three and six month periods ended June 30, 2018 as compared to the prior comparable period. The majority of the gains on disposal of property and equipment during the three and six month periods ended June 30, 2018 was associated with settlements of the properties’ related asset retirement obligations. The decrease in gain on sale of other assets was primarily the result of less other assets sold during the three and six month periods ending June 30, 2018 as compared to the prior comparable periods.

The Company reported net income of $1.6 million and $1.1 million during the three months ended June 30, 2018 and 2017, respectively, representing 67% and 51% of total revenues during the three month periods ended June 30, 2018 and 2017, respectively. The Company reported net income of $2.4 million and $1.9 million during the six months ended June 30, 2018 and 2017, respectively, representing 52% and 41% of total revenues during the six month periods ended June 30, 2018 and 2017, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: August 10, 2018	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)