Form 10-Q
period 2018-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2018-11-09
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes    X        No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    X         No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X
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

There were 5,549,355 Units of limited partnership interest of the registrant as of November 9, 2018. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2018.

EVERFLOW EASTERN PARTNERS, L.P.

Part I:  Financial Information

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,952,810	$11,883,725
Investments	16,969,928	13,207,778
Production accounts receivable	1,089,521	1,189,524
Employees' notes receivable	-	33,500
Other	10,650	27,225
Total current assets	30,022,909	26,341,752

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,965,155	179,141,990
Pipeline and support equipment	682,135	682,135
Corporate and other	2,094,423	2,127,423
Gross property and equipment	177,741,713	181,951,548

Less accumulated depreciation, depletion, amortization and write down	168,723,919	172,431,241
Net property and equipment	9,017,794	9,520,307

OTHER ASSETS
Employees' notes receivable	335	13,242
Other	122,348	123,048
Total other assets	122,683	136,290

TOTAL ASSETS	$39,163,386	$35,998,349

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,857,014	$1,958,042
Accrued expenses	881,211	1,624,205
Total current liabilities	2,738,225	3,582,247

DEFERRED INCOME TAXES	37,700	37,700

OPERATIONAL ADVANCES	2,022,254	1,513,924

ASSET RETIREMENT OBLIGATIONS	16,650,670	16,591,270

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,549,355 and 5,587,616 Units, respectively	17,502,907	14,103,844

GENERAL PARTNER'S EQUITY	211,630	169,364
Total partners' equity	17,714,537	14,273,208

TOTAL LIABILITIES AND PARTNERS' EQUITY	$39,163,386	$35,998,349

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2018	2017	2018	2017
REVENUES
Crude oil and natural gas sales	$2,642,422	$1,270,385	$6,992,525	$5,556,830
Well management and operating	120,591	110,785	413,356	389,186
Other	1,817	5,818	5,630	61,887
Total revenues	2,764,830	1,386,988	7,411,511	6,007,903

DIRECT COST OF REVENUES
Production costs	1,138,454	399,083	2,377,360	1,604,213
Well management and operating	73,320	64,817	244,267	228,600
Depreciation, depletion and amortization	116,860	223,406	400,478	604,296
Accretion expense	79,100	89,900	246,500	276,600
Total direct cost of revenues	1,407,734	777,206	3,268,605	2,713,709

GENERAL AND ADMINISTRATIVE EXPENSE	518,493	535,315	1,628,461	1,606,617
Total cost of revenues	1,926,227	1,312,521	4,897,066	4,320,326

INCOME FROM OPERATIONS	838,603	74,467	2,514,445	1,687,577

OTHER INCOME
Interest and dividend income	122,772	56,307	286,968	126,098
Gain on disposal of property and equipment	81,400	-	635,165	63,709
Gain on sale of other assets	-	-	8,960	159,037
Total other income	204,172	56,307	931,093	348,844

NET INCOME	$1,042,775	$130,774	$3,445,538	$2,036,421

Allocation of Partnership Net Income:
Limited Partners	$1,030,308	$129,222	$3,404,561	$2,012,257
General Partner	12,467	1,552	40,977	24,164

Net income	$1,042,775	$130,774	$3,445,538	$2,036,421

Net income per unit	$0.19	$0.03	$0.61	$0.36

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017

PARTNERS' EQUITY - BEGINNING OF PERIOD	$14,273,208	$12,197,583

Net income	3,445,538	2,036,421

Repurchase of Units	(7,509)	-

Options exercised	3,300	-

PARTNERS' EQUITY - END OF PERIOD	$17,714,537	$14,234,004

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,445,538	$2,036,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	458,878	669,096
Accretion expense	246,500	276,600
Gain on disposal of property and equipment	(635,165)	(63,709)
Gain on sale of other assets	(8,960)	(159,037)
Changes in assets and liabilities:
Accounts receivable	100,003	41,080
Other current assets	16,575	42,181
Other assets	700	(13,271)
Accounts payable	(101,028)	234,211
Accrued expenses	(288,794)	(324,149)
Operational advances	508,330	415,904
Total adjustments	297,039	1,118,906
Net cash provided by operating activities	3,742,577	3,155,327

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,762,150)	(3,112,591)
Payments received on receivables from employees	46,407	49,338
Proceeds on disposal of property and equipment	37,500	92,200
Proceeds on sale of other assets	8,960	226,287
Purchase of property and equipment	-	(123,885)
Net cash used in investing activities	(3,669,283)	(2,868,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Units	(7,509)	-
Proceeds from options exercised	3,300	-
Net cash used in financing activities	(4,209)	-

NET CHANGE IN CASH AND EQUIVALENTS	69,085	286,676

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,883,725	11,224,865

CASH AND EQUIVALENTS - END OF PERIOD	$11,952,810	$11,511,541

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$3,600	$499

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

E.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float.  As of September 30, 2018 and December 31, 2017, cash and equivalents include $2,022,254 and $1,513,924, respectively, of operational advances, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs, including interest earned. Operational advances held on behalf of joint venture partners include those held on behalf of employees, including officers and directors (see Note 5).

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

Gain on disposal of property and equipment includes approximately $81,500 and $641,300 associated with non-cash settlements of asset retirement obligations during the three and nine month periods ended September 30, 2018, respectively.

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

The Company recognized 28% and 44% of crude oil and natural gas sales from two purchasers of natural gas from operated properties under sales contracts during the three and nine month periods ended September 30, 2018, respectively. Generally, each unit (MCF) is a separate performance obligation. The transaction price may consist of fixed and variable consideration, in which the variable amount is determinable each production period and is recognized as revenue upon delivery of the natural gas, which is the point in time that the customer obtains control of the natural gas and the Company's performance obligation is satisfied.

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

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2018 and December 31, 2017.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Accounts Payable:
Production and related other	$1,517,438	$1,615,606
Other	292,647	295,507
Joint venture partner deposits	46,929	46,929

Total accounts payable	$1,857,014	$1,958,042

Accrued Expenses:
Payroll and retirement plan contributions	$436,013	$664,384
Current portion of asset retirement obligations	305,000	775,000
Drilling	106,100	106,100
Federal, state and local taxes	26,298	33,121
Other	7,800	45,600

Total accrued expenses	$881,211	$1,624,205

Note 3.	Partners’ Equity

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were no instruments outstanding at September 30, 2018 or 2017 that would potentially dilute net income per Unit.

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

The Company’s officers, directors, affiliates and certain employees have frequently participated, and will likely continue to participate in the future, as working interest owners in wells in which the Company has an interest. The Company has historically loaned the funds necessary for certain employees to participate in the drilling and development of such wells. Initial terms of the unsecured loans call for repayment of all principal and accrued interest at the end of four years, however, the loan amounts are reduced from payments made by employees and as production proceeds attributable to the employees’ working interests are not remitted to the employees but rather used to reduce the amounts owed by the employees to the Company. If an outstanding balance remains after the initial four-year term, the Company and employee shall, acting in good faith, agree upon further repayment terms.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Related Party Transactions (continued)

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 5.25% at September 30, 2018.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At September 30, 2018, the Company has extended a loan to an employee with a note origination date of December 2017. Employees’ notes receivable, including accrued interest, amounted to $335 and $46,742 at September 30, 2018 and December 31, 2017, respectively.

The Company collects and holds operational advances from employees, including officers and directors, who own working interests in wells of which the Company operates (see Note 1). Operational advances held on behalf of employees, including officers and directors, as of September 30, 2018 and December 31, 2017 were approximately $278,800 and $180,300, respectively.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$27,285	75%	$22,760	70%
Property and equipment (net)	9,018	25	9,520	29
Other	123	-	136	1
Total	$36,426	100%	$32,416	100%

Deferred income taxes	$38	-%	$38	-%
Long-term liabilities	18,673	51	18,105	56
Partners' equity	17,715	49	14,273	44
Total	$36,426	100%	$32,416	100%

Working capital of $27.3 million as of September 30, 2018 represented an increase of $4.5 million from December 31, 2017, due primarily to an increase in investments and a decrease in accrued expenses. The increase in investments was primarily the result of additional purchases of shares in a mutual fund during the nine months ended September 30, 2018 that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in accrued expenses is primarily the result of a decrease in the current portion of asset retirement obligations associated with oil and gas properties disposed of during the nine months ended September 30, 2018. In addition, all payroll and retirement contributions accrued at December 31, 2017 were paid during the nine months ended September 30, 2018.

The Company funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 9, 2018.

The Company’s cash flow provided by operations before the change in working capital was $4.0 million during the nine months ended September 30, 2018, an increase of $854,000 as compared to $3.2 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $273,000 during the nine months ended September 30, 2018. Cash flows provided by operating activities was $3.7 million for the nine months ended September 30, 2018.

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

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2018 and 2017. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Revenues:
Crude oil and natural gas sales	96%	92%	94%	93%
Well management and operating	4	8	6	6
Other	-	-	-	1
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	41	29	32	27
Well management and operating	3	5	3	4
Depreciation, depletion and amortization	4	16	6	10
Accretion expense	3	6	3	5
General and administrative expense	19	39	22	26
Total expenses	70%	95%	66%	72%

Other income:
Interest and dividend income	5	4	4	2
Gain on disposal of property and equipment	3	-	9	1
Gain on sale of other assets	-	-	-	3
Total other income	8%	4%	13%	6%

Net income	38%	9%	47%	34%

Revenues for the three and nine month periods ended September 30, 2018 increased $1.4 million, respectively, as compared to the prior comparable periods. The increases were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $1.4 million, or 108%, during the three months ended September 30, 2018 as compared to the prior comparable period. Crude oil and natural gas sales increased $1.4 million, or 26%, during the nine months ended September 30, 2018 as compared to the prior comparable period. The increases were primarily the result of recognition of $956,000 of crude oil and natural gas sales reported by a third party operator significantly in arrears during the three and nine months ended September 30, 2018, respectively. The increases were also impacted by increases in crude oil volumes produced and crude oil prices received during the three and nine months ended September 30, 2018 as compared to the prior comparable periods. The increase in crude oil and natural gas sales during the three months ended September 30, 2018 as compared to the prior comparable period was also the result of an increase in natural gas volumes produced and an increase in natural gas prices received during the three months ended September 30, 2018 as compared to the prior comparable period. The increase in natural gas volumes produced during the three month period ended September 30, 2018 as compared to the prior comparable period was primarily the result of less Company operated properties being voluntarily shut-in during the three months ended September 30, 2018 as compared to the prior comparable period.

Production costs increased $739,000, or 185%, during the three months ended September 30, 2018 as compared to the prior comparable period. Production costs increased $773,000, or 48%, during the nine months ended September 30, 2018 as compared to the prior comparable period. The increases were primarily the result of recognition of $637,000 of production costs reported by a third party operator significantly in arrears during the three and nine months ended September 30, 2018, respectively. The increases were also impacted by the effect of less Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2018 as compared to the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) decreased $107,000, or 48%, during the three months ended September 30, 2018 as compared to the prior comparable period. DD&A decreased $204,000, or 34%, during the nine months ended September 30, 2018 as compared to the prior comparable period. The primary reason for the decreases is less depletable bases of oil and gas properties available to deplete during the three and nine month periods ended September 30, 2018 as compared to the prior comparable periods. Less depletable bases of oil and gas properties is primarily the result of DD&A, write down/impairment and abandonment of properties recognized in prior fiscal periods.

Other income increased $148,000, or 263%, during the three months ended September 30, 2018 as compared to prior comparable period. Other income increased $582,000, or 167%, during the nine months ended September 30, 2018 as compared to the prior comparable period. The primary reasons for the increases were the result of increases in interest and dividend income and gain on disposal of property and equipment. The increase in interest and dividend income was primarily the result of additional investments held and the related dividends yielded on investments during the three and nine month periods ended September 30, 2018 as compared to the prior comparable periods. The increase in gain on disposal of property and equipment was primarily the result of additional oil and gas properties disposed of during the three and nine month periods ended September 30, 2018 as compared to the prior comparable periods. The majority of the gains on disposal of property and equipment during the three and nine month periods ended September 30, 2018 were associated with settlements of the properties’ related asset retirement obligations. The increase in other income from the nine month period ending September 30, 2018 as compared to the prior comparable period was offset somewhat by a decrease in gain on sale of other assets. The decrease in gain on sale of other assets was primarily the result of less other assets sold during the nine month period ending September 30, 2018 as compared to the prior comparable period.

The Company reported net income of $1.0 million and $131,000 during the three months ended September 30, 2018 and 2017, respectively, representing 38% and 9% of total revenues during the three month periods ended September 30, 2018 and 2017, respectively. The Company reported net income of $3.4 million and $2.0 million during the nine months ended September 30, 2018 and 2017, respectively, representing 47% and 34% of total revenues during the nine month periods ended September 30, 2018 and 2017, respectively. The increases in net income were primarily the result of increases in crude oil and natural gas sales and other income and a decrease in DD&A, offset somewhat by an increase in production costs.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:	everflow management limited, llc
General Partner

By:	everflow management corporation
Managing Member

Dated: November 9, 2018	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)