Form 10-K
period 2018-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2019-03-27
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X      No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes           No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes          No    X

There were 4,320,927 Units of limited partnership interest held by non-affiliates of the Registrant as of June 30, 2018. At June 30, 2018, there was no public market for the Registrant’s Units of limited partnership interest. There were 5,549,355 Units of limited partnership interest of the Registrant as of March 10, 2019. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2018.

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

Subsidiaries.   The Company has two subsidiaries. EEI was organized as an Ohio corporation in February 1979 and, since the consummation of the Exchange Offer, has been a wholly-owned subsidiary of the Company. EEI is engaged in the business of oil and gas production and operations management.

A-1 Storage of Canfield, Ltd. (“A-1 Storage”) was organized as an Ohio limited liability company in 1995 and is 99% owned by the Company and 1% owned by EEI. A-1 Storage’s business includes leasing of office space to the Company as well as rental of storage units to non-affiliated parties.

Current Operations.   The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 64% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2018 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 443 (net) wells. The Company serves as the operator of approximately 60% of the gross wells and 76% of the net wells which comprise the Company’s properties during the year 2018.

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

Acquisition of Prospects.   The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2018, the Company’s current leasehold inventory consists of approximately 21 prospects in various stages of maturity representing less than 100 net acres under lease.

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

Acquisition of Producing Properties.   As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. The Company did not acquire any producing oil and gas properties during 2018 or 2017.

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

The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness would consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2018 or 2017 and no principal indebtedness was outstanding as of March 10, 2019. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

Although the Company’s Amended and Restated Agreement of Limited Partnership dated as of February 10, 2010 (as amended from time to time, the “Partnership Agreement”) does not contain any specific restrictions on borrowings, the Company has no specific plans to borrow for the acquisition of producing oil and gas properties or for any other purpose. See “Management’s Discussion and Analysis of Financial Condition and results of operations - Liquidity and Capital Resources.”

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2018, net of asset retirement obligations, which aggregate $4,444,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil.   Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. Historically, posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices. There have been substantial fluctuations in crude oil prices in recent years, including 2018 and 2017.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2019, $52.07 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas.   The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2016, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. During 2017 through 2018, excess natural gas supplies were the continued result of increased production and production capacity from regional integrated and independent producers. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002, the Company has had and continues to have multiple annual or biennial contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2019, the Company had 150,000 MCF locked-in for the March 2019 production period at a weighted average price of $4.33 per MCF. The Company did not have any significant quantities of natural gas volumes locked-in with Dominion after the March 2019 production period.

The Company also has had multiple annual or biennial contracts with Interstate Gas Supply, Inc. (“IGS”), which obligated IGS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company terminated its primary contract with IGS effective April 2018.

As detailed above, the price paid for natural gas purchased by Dominion and formerly IGS varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed quantities is sold at the month’s closing price at Henry Hub, which is the location for pricing NYMEX, plus or minus regional basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. During January 2018 through March 2018, natural gas purchased by Dominion covered production from approximately 480 gross operated wells, while natural gas purchased by IGS covered production from approximately 160 gross operated wells. During April 2018 through December 2018, natural gas purchased by Dominion covered production from approximately 610 gross operated wells, while natural gas purchased by IGS covered production from approximately 30 gross operated wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commodity Pricing, Risk Management Activities and Inflation.”

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

During 2018, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than Dominion, whose purchases of natural gas from operated wells accounted for approximately 65% of the Company’s consolidated natural gas sales. The Company expects that Dominion will be the only material natural gas purchaser during fiscal year 2019.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas and the continued oversupply of domestic natural gas have, at times, including 2018, resulted in a curtailment in exploration for and development of oil and gas properties.

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

The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the “FERC”) under the Natural Gas Act of 1938. The wellhead price of natural gas is also regulated by the FERC under the authority of the Natural Gas Policy Act of 1978 (“NGPA”). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the “Decontrol Act”) was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, the FERC has adopted and proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority of natural gas sales from operated wells will be sold to Dominion as discussed earlier.

As a result of the NGPA and the Decontrol Act, the Company’s natural gas production is no longer subject to price regulation. Natural gas which has been removed from price regulation is subject only to that price contractually agreed upon between the producer and purchaser. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings originally prescribed by the NGPA. In addition to the deregulation of gas prices, the FERC has proposed and enacted several rules or orders concerning transportation and marketing of natural gas. In 1992, the FERC finalized Order 636, a rule pertaining to the restructuring of interstate pipeline services. This rule requires interstate pipelines to unbundle transportation and sales services by separately pricing the various components of their services, such as supply, gathering, transportation and sales. These pipeline companies are required to provide customers only the specific service desired without regard to the source for the purchase of the gas. Although the Company is not an interstate pipeline company, it is likely that this regulation may indirectly impact the Company by increasing competition in the marketing of natural gas. Regulation of the production, transportation and sale of oil and gas by federal and state agencies has a significant effect on the Company and its operating results. Certain states, including Ohio and Pennsylvania, have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning the spacing of wells. The ultimate impact of these rules and other regulatory developments on the Company cannot be predicted.

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

Hydraulic Fracturing.  Many of the Company’s exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and gas wells. This technology involves the injection of fluids - usually consisting mostly of water but typically including small amounts of several chemical additives - as well as sand into a well under high pressure in order to create fractures in the formation that allow oil or gas to flow more freely to the wellbore. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether. Such efforts could have an adverse effect on crude oil and natural gas production activities.

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

Employees. The Company was the primary employer of all employees in 2017 and 2018. Effective January 1, 2019, EEI became the primary employer of all employees and assumed most operational, administrative and management functions of the Company. As referenced earlier in this Item 1, EEI is a wholly-owned subsidiary of the Company. See “Subsidiaries” appearing on page 2 herein. All references to employees of the Company in this document refer to employees of Everflow Eastern Partners, L.P. during 2017 and 2018 and EEI in 2019.

As of March 10, 2019, EEI had 17 full-time and 1 part-time employees. These employees are primarily engaged in the following areas of business operations: seven in administration, four in accounting, five in field operations and two in land and lease acquisition.

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

Natural Gas and Crude Oil Reserves. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date. The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves were $2.63 and $2.09 per MCF at December 31, 2018 and 2017 respectively, and the crude oil prices used in the estimation of proved reserves were $62.12 and $47.48 per BBL at December 31, 2018 and 2017, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2018, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2018. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2018 or 2017.

Proved Reserves.(1)  The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2018.

	Oil (BBLS)	Gas (MCF)

Proved Developed	386,000	16,358,000
Proved Undeveloped	-	-
Total	386,000	16,358,000

(1)

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2018. A reconciliation of the Company’s proved reserves is included in the Notes to the Consolidated Financial Statements

Production.   The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2018 and 2017.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCF)	per BBL	per MCF	per Equivalent MCF(1)

2018	55,000	2,301,000	$58.28	$2.77	$1.24
2017	40,000	1,904,000	$47.12	$2.72	$1.01

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells.   The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2018.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
374	1,065	1,439	209	671	880

(1)

Oil wells are those wells which generated the majority of their revenues from crude oil production during 2018; gas wells are those wells which generated the majority of their revenues from natural gas production during 2018.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2018, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2018, discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$67,050
Future production and development costs	(36,575)
Future asset retirement obligations, net of salvage	(15,871)
Future income tax expense	(321)

Future net cash flows	14,283
Effect of discounting future net cash flows at 10% per annum	(9,839)
Standardized measure of discounted future net cash flows	$4,444

(1)	See the Notes to the Consolidated Financial Statements for additional information.

Acreage.   The Company had approximately 56,500 gross developed acres and 36,100 net developed acres as of December 31, 2018. Developed acreage is that acreage assignable to productive wells. The Company had approximately less than 100 gross and net proved undeveloped acres as of December 31, 2018.

Drilling Activity.   The following table sets forth the results of drilling activities during 2017 on properties owned by the Company. The Company was not involved in any drilling activities during 2018. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive		Dry
	Gross	Net	Gross	Net

2017	2.00	0.22	-	-

(1)	All wells are located in the United States. All wells are development wells.
No exploratory wells were drilled.

Present Activities. The Company has not participated in the drilling of any wells since December 31, 2018.

Delivery Commitments. The Company has entered into various contracts with Dominion and had previously entered into various contracts with IGS which, subject to certain restrictions and adjustments, obligate Dominion and IGS to purchase and the Company to sell all natural gas production from certain operated contract wells. These operated contract wells comprised approximately 70% of the Company’s consolidated natural gas sales during 2018. In addition, the Company has entered into other various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

Item 3.                   legal proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.                   mine safety disclosures

Not applicable.

SUPPLEMENTAL ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of EEI and EMC as of March 10, 2019 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

William A. Siskovic	63	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	44	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

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

PART II

Item 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2019, there were 5,549,355 Units held by 1,383 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company paid a quarterly distribution every quarter from July 1991 through October 2015. The Company has not paid a distribution since October 2015, however it intends to make a $0.30 per Unit distribution in April 2019. The Company intends to make future distributions as cash flows warrant.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company did not offer to purchase Units in 2017, as it had determined that the price associated with the 2017 Repurchase Right, based upon the December 31, 2016 calculation, was negative. The Company accepted an aggregate of 68,261 of its Units of limited partnership interest at a price of $0.11 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2018. The Company has determined that the price associated with the 2019 Repurchase Right, based upon the December 31, 2018 calculation, is estimated to be $1.50 per Unit. See Note 3 in the Company’s consolidated financial statements for additional information on the Repurchase Right.

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

The General Partner is a limited liability company. The members of the General Partner are Everflow Management Corporation, an Ohio Corporation ("EMC"); two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one private New York limited liability company.

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$28,403	76%	$22,760	70%
Property and equipment (net)	9,165	24	9,520	29
Other	126	-	136	1
Total	$37,694	100%	$32,416	100%

Deferred income taxes	$41	-%	$38	-%
Long-term liabilities	18,943	50	18,105	56
Partners' equity	18,710	50	14,273	44
Total	$37,694	100%	$32,416	100%

Working capital surplus of $28.4 million as of December 31, 2018 represented a $5.6 million increase from December 31, 2017 due primarily to increases in investments, cash and equivalents and accounts receivable from production, as well as a decrease in accrued expenses. The increase in investments is the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The increase in cash and equivalents is primarily the result of cash provided by operating activities during 2018, offset somewhat by cash used in investing and financing activities. The increase in accounts receivable from production is the combined result of increases in natural gas and crude oil volumes produced and higher natural gas and crude oil prices received during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accrued expenses is primarily the result of less asset retirement obligations being classified as current liabilities.

Property and equipment of $9.2 million as of December 31, 2018 represented a $355,000 decrease from December 31, 2017 due primarily to $715,000 of depreciation, depletion and amortization (“DD&A”) recognized in 2018, offset somewhat by $406,000 of new purchases.

Long-term liabilities of $18.9 million as of December 31, 2018 represented an increase of $838,000 from December 31, 2017 due primarily to increases in operational advances and asset retirement obligations. The increase in operational advances is primarily the result of additional deposits collected from third party joint venture partners for their share of estimated future plugging and abandonment costs. The increase in asset retirement obligations is primarily the result of 2018 accretion recognized to adjust the liabilities to their present value at December 31, 2018.

The Company has not held a credit facility with a bank since 2003, nor has it had any borrowings since that time. The Company expects to have more than $840,000 of cash available to fund the Repurchase Right in 2019. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. The Company cannot provide any assurance as to the availability of any such line of credit under current market conditions. As further discussed below, the Company expects existing cash and equivalents and cash flows from ongoing operations to meet short-term cash requirements.

Cash Flows from Operating, Investing and Financing Activities

Cash provided by the Company’s operating activities was used in investing and financing activities during 2018. Cash provided by the Company’s operating activities was used in investing activities during 2017. The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017:

	2018		2017
	Dollars	%	Dollars	%
	(Amounts in Thousands)		(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$4,441	82%	$2,076	57%
Adjustments	994	18	1,535	43
Cash flow from operations before working capital changes	5,435	100	3,611	100
Changes in working capital	(595)	(11)	(15)	-
Net cash provided by operating activities	4,840	89	3,596	100

Investing Activities:
Purchase of investments	(3,856)	(71)	(3,127)	(87)
Payments received on notes receivables from employees	47	1	52	1
Advances disbursed to employees	(4)	-	(12)	-
Purchase of property and equipment	(406)	(7)	(221)	(6)
Proceeds from disposal of property and equipment	40	1	128	3
Proceeds from sale of other assets	26	-	243	7
Net cash used in investing activities	(4,153)	(76)	(2,937)	(82)

Financing Activities:
Repurchase of Units	(7)	-	-	-
Proceeds from options exercised	3	-	-	-
	(4)	-	-	-

Net change in cash and equivalents	$683	13%	$659	18%

Note:

All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes of $5.4 million represented 100% of total cash sources provided during 2018, and the Company’s cash flow from operations before working capital changes of $3.6 million represented 100% of total cash sources provided during 2017. The increase in cash flow from operations before working capital changes in 2018, as compared to the prior comparable period, was primarily due to higher crude oil and natural gas sales, net of increased production costs, and additional operational advances collected during 2018 as compared to 2017. Changes in working capital other than cash and equivalents decreased cash by $595,000 and $15,000 during 2018 and 2017, respectively. The $595,000 decrease in cash resulting from changes in working capital other than cash and equivalents in 2018 was primarily the result of an increase in production accounts receivable and a decrease in accounts payable. The increase in production accounts receivable was the combined result of increases in crude oil and natural gas volumes produced and higher crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable receivable production period. The decrease in accounts payable was primarily the result of less production and related other payables outstanding at December 31, 2018 as compared to the prior comparable reporting date.

The Company used cash in investing activities of $4.2 million and $2.9 million in 2018 and 2017, respectively. The $1.3 million increase in cash used in investing activities was primarily the result of additional purchases of investments and property and equipment made in 2018 as compared to those made in the prior comparable period, offset somewhat by less proceeds received from the sale of property and equipment and other assets in 2018 as compared to the prior comparable period.

The Company used cash in financing activities of $4,000 during 2018. The Company did not have any cash flows from financing activities during 2017.

The Company’s ending cash and equivalents balance of $12.6 million at December 31, 2018, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company has not made a distribution to Unitholders since October 2015, however it intends to make a $0.30 per Unit distribution in April 2019. The Company intends to make future distributions as cash flows warrant.

The Company did not participate in the drilling of any new oil and gas properties during 2018, however it did pay a deposit to a joint venture partner for its share of two new oil and gas properties scheduled to be drilled in 2019. The Company’s share of proved gas reserves increased by 5.1 BCF, or 45%, between December 31, 2017 and December 31, 2018, while proved oil reserves increased by 96,000 BBLS, or 33%, between December 31, 2017 and December 31, 2018. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves increased by $9.5 million between December 31, 2017 and December 31, 2018. The primary reasons for this increase were due to increases in average natural gas and crude oil prices in 2018, as compared to the prior comparable period, and the related upward revisions in quantities of natural gas and crude oil reserves between December 31, 2017 and 2018.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company did not offer to purchase Units in 2017, as it had determined that the price associated with the 2017 Repurchase Right, based upon the December 31, 2016 calculation, was negative. The Company accepted an aggregate of 68,261 of its Units of limited partnership interest at a price of $0.11 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2018. The Company has determined that the price associated with the 2019 Repurchase Right, based upon the December 31, 2018 calculation, is estimated to be $1.50 per Unit, net of a $0.30 per Unit distribution expected to be made in April 2019.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2018 and 2017. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,

	2018	2017

Revenues:
Crude oil and natural gas sales	95%	92%
Well management and operating	5	7
Other	-	1
Total revenues	100	100

Expenses:
Production costs	32	28
Well management and operating	3	4
Depreciation, depletion and amortization	7	12
Accretion expense	3	5
General and administrative expense	22	30
Total expenses	67	79

Other income	10	5

Income tax benefit	1	1

Net income	44%	27%

Revenues for the year ended December 31, 2018 increased $2.4 million, or 32%, compared to the prior comparable period. This increase was due primarily to an increase in crude oil and natural gas sales during 2018 as compared to 2017.

Crude oil and natural gas sales increased $2.5 million, or 35%, from 2017 to 2018. This increase was the combined result of increases in crude oil and natural gas volumes produced and higher crude oil and natural gas prices received during 2018 as compared to 2017. The Company’s natural gas production increased by 397,000 MCF, or 21%, while crude oil production increased by 15,000 BBLS, or 38%, from 2017 to 2018. The primary reason for the increase in crude oil and natural gas volumes produced during 2018 as compared to 2017 is the result of less operated oil and gas properties being voluntarily shut-in during 2018 as compared to the prior comparable period. In addition, the Company recognized approximately $956,000 of crude oil and natural gas sales during 2018 that were reported and paid by a third party operator significantly in arrears. The average price received per MCF of natural gas increased from $2.72 in 2017 to $2.77 in 2018. The average price received per BBL of crude oil increased from $47.12 in 2017 to $58.28 in 2018. Natural gas sales accounted for 66% and 73% of total crude oil and natural gas sales in 2018 and 2017, respectively.

Production costs increased $1.1 million, or 51%, from 2017 to 2018. This increase was primarily due to additional operating fees, chart integration costs, electric, water hauling and repairs and maintenance expenses incurred relative to more properties being online during 2018 that were otherwise shut-in during the prior comparable period. In addition, the Company recognized approximately $637,000 of production costs during 2018 that were reported by a third party operator significantly in arrears.

Depreciation, depletion and amortization (“DD&A”) decreased $303,000, or 32%, from 2017 to 2018. The primary reason for the decrease is less depletable bases of oil and gas properties available to deplete during 2018 as compared to 2017. Less depletable bases of oil and gas properties is primarily the result of DD&A, write down/impairment and abandonment of properties recognized in prior years. Another reason for the decrease is higher natural gas and crude oil reserves at December 31, 2018 as compared to the prior valuation date, December 31, 2017, the effects of which are offset somewhat by an increase in natural gas and crude oil volumes produced during 2018 as compared to 2017. The increase in natural gas and crude oil reserves from 2017 to 2018 was primarily the result of higher natural gas and crude oil prices used to value reserves at December 31, 2018 as compared to the prior comparable valuation date. The higher natural gas and crude oil prices contributed to increasing the average economic life of the Company’s oil and gas properties at December 31, 2018, as compared to the prior valuation date. Also in conjunction with the increases in prices and increases in average economic lives of properties, projected future cash flows associated with the natural gas and crude oil reserves as of December 31, 2018 increased significantly as compared to those projected at the prior valuation date.

The Company recognized other income of $1.1 million during 2018 as compared to $403,000 of other income recognized during the prior comparable period. Other income recognized during 2018 included $645,000 of gains associated with disposal of property and equipment and a $15,000 gain associated with a sale of other assets. In addition, interest and dividend income increased $252,000, or 168%, from 2017 to 2018. The primary reason for the increase is the result of additional investments held and the related dividends yielded on investments during 2018 as compared to the prior comparable period.

The Company reported net income of $4.4 million during 2018, an increase of $2.4 million, or 114%, reported in 2017. The primary reasons for the increase are increases in crude oil and natural gas sales and other income and a decrease in DD&A, offset somewhat by an increase in production costs. Net income represented 44% of total revenues during 2018, whereas net income represented 27% of total revenues during 2017.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $595,000 and $890,000 during 2018 and 2017, respectively.

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

Crude oil and natural gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions. Any increases in estimated future cash flows would have no impact on the reported value of the Company’s crude oil and natural gas properties. In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the estimated fair value of the crude oil and natural gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the crude oil and natural gas properties. Any impairment loss would reduce property and equipment as well as total assets of the Company. An impairment loss would also decrease net income. The Company did not recognize any impairment during 2018 or 2017.

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

Revenue Recognition. The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2018 or 2017. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned crude oil and natural gas properties. Each owner, including the Company, has an undivided interest in the jointly owned properties. Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. The Company receives reimbursement of administrative costs associated with preparation, drilling and development of jointly owned crude oil and natural gas properties from certain joint venture partners. Accounts and notes receivable from joint venture partners and employees, if applicable, consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners and employees. Accounts payable to joint venture partners consist principally of deposits received from joint venture partners for drilling and development costs. The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

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

While the cost of operations is impacted by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2019, $52.07 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2018 was $2.77 per MCF, an increase of $0.05 per MCF as compared to 2017. The Company’s average price of natural gas during 2017 was $2.72 per MCF, an increase of $0.91 per MCF as compared to 2016. The Company’s average price of natural gas during 2016 was $1.81 per MCF, a decrease of $0.48 per MCF as compared to 2015. The Company’s average price of natural gas during 2015 was $2.29 per MCF, a decrease of $1.44 per MCF as compared to 2014. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2019 at $2.86 per MCF and the regional basis adjustment settled for the month of March 2019 at $(0.24) per MCF, resulting in a net regional market price of $2.62 per MCF. Since 2002, the Company has had and continues to have multiple annual or biennial contracts with various purchasers of natural gas, which obligate certain purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Per the terms of one of the Company’s contracts with a gas purchaser, the Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2019, the Company had 150,000 MCF locked-in for the March 2019 production period at a weighted average price of $4.33 per MCF. The Company does not have any significant quantities of natural gas volumes locked-in after the March 2019 production period.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows decreasing from $60.6 million at December 31, 2011 to $33.5 million at December 31, 2012, increasing to $41.7 million at December 31, 2013, decreasing to $28.2 million at December 31, 2014, decreasing to $(8.2) million at December 31, 2015, decreasing to $(9.9) million at December 31, 2016, increasing to $(5.1) million at December 31, 2017 and increasing to $4.4 million at December 31, 2018.

The Company’s Standardized Measure of Discounted Future Net Cash Flows increased by $9.5 million from December 31, 2017 to December 31, 2018. A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

Item 7a.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

Item 8.                 Financial Statements and SupplementaRY Data

See attached pages F-1 to F-25.

EVERFLOW EASTERN PARTNERS, L. P.

2018 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L. P.

Canfield, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio

March 27, 2019

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
ASSETS

CURRENT ASSETS
Cash and equivalents	$12,566,868	$11,883,725
Investments	17,064,136	13,207,778
Production accounts receivable	1,661,669	1,189,524
Other	64,681	60,725
Total current assets	31,357,354	26,341,752

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	175,062,777	179,141,990
Pipeline and support equipment	762,440	682,135
Corporate and other	2,094,423	2,127,423
Gross property and equipment	177,919,640	181,951,548
Less accumulated depreciation, depletion, amortization and write down	168,754,778	172,431,241
Net property and equipment	9,164,862	9,520,307

OTHER ASSETS	125,796	136,290

TOTAL ASSETS	$40,648,012	$35,998,349

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,869,885	$1,958,042
Accrued expenses	1,084,347	1,624,205
Total current liabilities	2,954,232	3,582,247

DEFERRED INCOME TAXES	40,700	37,700

OPERATIONAL ADVANCES	2,135,632	1,513,924

ASSET RETIREMENT OBLIGATIONS	16,807,486	16,591,270

COMMITMENTS AND CONTINGENCIES	-	-

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,549,355 and 5,587,616 Units, respectively	18,486,440	14,103,844

GENERAL PARTNER'S EQUITY	223,522	169,364
Total partners' equity	18,709,962	14,273,208

TOTAL LIABILITIES AND PARTNERS' EQUITY	$40,648,012	$35,998,349

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018 and 2017

	2018	2017
REVENUES
Crude oil and natural gas sales	$9,547,117	$7,086,476
Well management and operating	551,498	512,043
Other	6,049	62,420
Total revenues	10,104,664	7,660,939

DIRECT COST OF REVENUES
Production costs	3,256,946	2,160,029
Well management and operating	320,962	299,581
Depreciation, depletion and amortization	637,642	940,143
Accretion expense	313,641	355,127
Total direct cost of revenues	4,529,191	3,754,880

GENERAL AND ADMINISTRATIVE EXPENSE	2,250,442	2,264,424
Total cost of revenues	6,779,633	6,019,304

INCOME FROM OPERATIONS	3,325,031	1,641,635

OTHER INCOME
Interest and dividend income	393,810	146,710
Gain on disposal of property and equipment	644,898	80,368
Gain on sale of other assets	15,164	175,612
Total other income	1,053,872	402,690

INCOME BEFORE INCOME TAXES	4,378,903	2,044,325

INCOME TAX EXPENSE (BENEFIT)
Current	(65,060)	5,000
Deferred	3,000	(36,300)
Total income tax benefit	(62,060)	(31,300)

NET INCOME	$4,440,963	$2,075,625

Allocation of Partnership Net Income:
Limited Partners	$4,388,088	$2,050,996
General Partner	52,875	24,629

Net income	$4,440,963	$2,075,625

Net income per unit	$0.79	$0.37

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Years Ended December 31, 2018 and 2017

	2018	2017

PARTNERS' EQUITY – BEGINNING OF YEAR	$14,273,208	$12,197,583

Net income	4,440,963	2,075,625

Repurchase of Units	(7,509)	-

Options exercised	3,300	-

PARTNERS' EQUITY – END OF YEAR	$18,709,962	$14,273,208

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,440,963	$2,075,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	715,399	1,026,172
Accretion expense	313,641	355,127
Gain on disposal of property and equipment	(644,898)	(80,368)
Gain on sale of other assets	(15,164)	(175,612)
Deferred income taxes	3,000	(36,300)
Changes in assets and liabilities:
Production accounts receivable	(472,145)	(171,212)
Other current assets	(47,831)	25,606
Other assets	824	(13,740)
Accounts payable	(88,157)	254,601
Accrued expenses	12,903	(124,549)
Operational advances	621,708	460,342
Total adjustments	399,280	1,520,067
Net cash provided by operating activities	4,840,243	3,595,692

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,856,358)	(3,127,170)
Payments received on notes receivables from employees	46,870	52,203
Advances disbursed to employees	(3,700)	(11,900)
Purchase of property and equipment	(405,623)	(221,108)
Proceeds from disposal of property and equipment	40,381	128,281
Proceeds from sale of other assets	25,539	242,862
Net cash used in investing activities	(4,152,891)	(2,936,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Units	(7,509)	-
Proceeds from options exercised	3,300	-
Net cash used in financing activities	(4,209)	-

NET CHANGE IN CASH AND EQUIVALENTS	683,143	658,860

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	11,883,725	11,224,865

CASH AND EQUIVALENTS AT END OF YEAR	$12,566,868	$11,883,725

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$3,650	$5,499

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC ("EML"), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML are Everflow Management Corporation ("EMC"); two individuals who are officers and directors of EEI and employees of Everflow; one individual who is the Chairman of the Board of EEI; one individual who is an employee of Everflow; and one private limited liability company. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML. EML holds no assets other than its general partner's interest in Everflow, nor does it have any liabilities. In addition, EML has no separate operations or role apart from its role as Everflow's general partner.

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

D.

Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $2,135,632 and $1,513,924 of operational advances at December 31, 2018 and 2017, respectively, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs. Operational advances held on behalf of joint venture partners include those held on behalf of employees, including officers and directors (see Note 5).

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $595,163 and $889,794 during 2018 and 2017, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved crude oil and natural gas properties (on a field by field basis) for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows. Estimates of future crude oil and natural gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value, using the income approach, as the properties’ discounted estimated future net cash flows. The key assumptions above are not observable in the market and, therefore, the fair value of the oil and gas properties is classified as Level III. The Company did not write down any crude oil and natural gas properties during 2018 or 2017.

Additions to proved properties in 2017 include changes to accrued expenses related to the drilling of oil and gas properties (see Note 2), and asset retirement obligations (see Note 1.G).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Property and Equipment (Continued)

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, building and improvements - 39 to 40 years). Depreciation on pipeline and support equipment amounted to $42,479 and $50,349 for the years ended December 31, 2018 and 2017, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $77,757 and $86,029 for the years ended December 31, 2018 and 2017, respectively.

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

Gain on disposal of property and equipment includes approximately $650,200 and $54,900 associated with non-cash settlements of asset retirement obligations during 2018 and 2017, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Asset Retirement Obligations (Continued)

The schedule below is a reconciliation of the Company's liability for the years ended December 31:

	2018	2017

Beginning of period	$17,366,270	$17,124,630
Liabilities incurred	-	877
Liabilities settled	(676,425)	(114,364)
Accretion expense	313,641	355,127

End of period	$17,003,486	$17,366,270

H.

Revenue Recognition – As further described in Note 1.K., the Company adopted ASU 2014-09 on January 1, 2018. Revenues from contracts with customers are recognized when performance obligations are satisfied in accordance with contractual terms.

For the sale of crude oil and natural gas from operated properties, the Company generally considers each unit (BBL or MCF) to be a separate performance obligation. The transaction price may consist of fixed and variable consideration, in which the variable amount is determinable each production period and is recognized as revenue upon pickup/delivery of the crude oil or natural gas, which is the point in time that the customer obtains control of the crude oil or natural gas and the Company's performance obligation is satisfied.

Crude oil and natural gas sales derived from third party operated wells are recognized under similar terms as sales of crude oil and natural gas from operated properties and revenue is recognized at a point in time when the product is delivered, the purchaser obtains control and the Company's performance obligation is satisfied.

Crude oil and natural gas sales represent the Company's share of revenues, net of royalties and other revenue interests owned by other parties. When settling crude oil and natural gas on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at December 31, 2018; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheet at December 31, 2018.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

H.	Revenue Recognition (Continued)

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2018 and 2017.

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

EEI accounts for income taxes under generally accepted accounting principles, which require income taxes be provided for all items (as they relate to EEI) in the consolidated statements of operations regardless of the period when such items are reported for income tax purposes. Therefore, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of certain EEI assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. Items giving rise to deferred taxes consist primarily of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties and percentage depletion credits.

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

Earnings per limited partner Unit have been computed based on the weighted average number of Units outstanding during each year presented. Average outstanding Units for earnings per Unit calculations amount to 5,568,486 and 5,587,616 in 2018 and 2017, respectively.

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

L.	Reclassifications – Certain prior period amounts have been reclassified to conform with the current period’s presentation.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company's accounts payable and accrued expenses consist of the following at December 31:

	2018	2017
Accounts Payable:
Production and related other	$1,522,106	$1,615,606
Other	299,150	295,507
Joint venture partner deposits	48,629	46,929

Total accounts payable	$1,869,885	$1,958,042

Accrued Expenses:
Current portion of asset retirement obligations	$196,000	$775,000
Payroll and retirement plan contributions	692,083	664,384
Drilling	106,100	106,100
Other	55,100	45,600
Federal, state and local taxes	35,064	33,121

Total accrued expenses	$1,084,347	$1,624,205

Note 3.	Partners' Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2019 Repurchase Right, based upon the December 31, 2018 calculation, is estimated to be $1.50 per Unit, net of a $0.30 per Unit distribution expected to be made in April 2019.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners' Equity (Continued)

In June 2018, the Company repurchased 68,261 Units pursuant to the Repurchase Right at a price of $0.11 per Unit. The Company did not offer to repurchase any Units pursuant to the Repurchase Right during 2017 or 2016 because the price associated with the Repurchase Rights for both years was negative.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,549,355 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2018. There were no instruments outstanding at December 31, 2018 or 2017 that would potentially dilute net income per Unit.

Note 4.	Retirement Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached defined minimum age and term of service requirements (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees' contributions to the Defined Contribution Plan as annually determined by EMC's Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC's Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company's total contributions to the Defined Contribution Plan amounted to approximately $193,200 and $194,400 for the years ended December 31, 2018 and 2017, respectively.

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

Employees remain obligated for the entire loan amount regardless of a dry-hole event or otherwise insufficient production. The loans carry no loan forgiveness provisions, and no loans have ever been forgiven. The loans accrue interest at the prime rate, which was 5.50% at December 31, 2018.

In accordance with the Sarbanes-Oxley Act of 2002, the Company has not extended any loans to officers or directors since 2002. At December 31, 2018 the Company has extended loans to an employee, evidenced by notes, with origination dates ranging from December 2017 to December 2018. At December 31, 2017 the Company had extended various loans, evidenced by notes, to three employees with origination dates ranging from December 2011 to December 2017. In addition, at December 31, 2017 two subsequent addenda extending additional payment terms to certain notes were outstanding. Employee notes receivables, including accrued interest, amounted to approximately $5,000 and $46,700 at December 31, 2018 and 2017, respectively. Employee notes receivables are included in other assets in the Company’s consolidated balance sheet.

The Company collects and holds operational advances from employees, including officers and directors, who own working interests in wells of which the Company operates (see Note 1). Operational advances held on behalf of employees, including officers and directors, were approximately $307,800 and $180,300 at December 31, 2018 and 2017, respectively.

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

Natural gas sales accounted for 66% and 73% of total crude oil and natural gas sales in 2018 and 2017, respectively. Approximately 71% and 83% of total crude oil and natural gas sales were derived from operated wells in 2018 and 2017, respectively. The Company had two significant purchasers of natural gas production from operated wells for the years ended December 31, 2018 and 2017. Natural gas sales to these significant purchasers as a percentage of consolidated crude oil and natural gas sales were as follows:

Natural Gas Purchaser	2018	2017

Dominion Field Services, Inc. ("Dominion")	43%	44%
Interstate Gas Supply, Inc. ("IGS")	3	12
	46%	56%

As of December 31, 2018, natural gas purchased by Dominion covers production from approximately 610 gross operated wells, while natural gas purchased by IGS covers production from approximately 30 gross operated wells. Production purchased by Dominion and IGS from operated wells comprised approximately 70% and 76% of the Company's consolidated natural gas sales in 2018 and 2017, respectively.

Substantially all of the Company’s crude oil production from operated wells is purchased by Ergon Oil Purchasing, Inc. (“Ergon Oil”).

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Business Segments, Risks and Major Customers (Continued)

The Company's production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management's review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2018 and 2017. The Company expects that Dominion and Ergon Oil will continue to be the only major customers for natural gas and crude oil production from its operated wells in 2019. Historically, the Company has not tracked the purchasers of natural gas and crude oil derived from third party operated wells which may have the same customers.

The Company has multiple contracts with Dominion Field Services (“Dominion”) which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 450,000 MCF from January 2019 through March 2019 at various monthly weighted-average pricing provisions averaging $4.35 per MCF, net of regional basis adjustments. Pricing provisions with Dominion apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the current spot market price, plus or minus a current regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined.

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

The Company is party to various legal proceedings and claims in the ordinary course of its business and believes the outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

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

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2018	2017

Proved oil and gas properties	$175,062,777	$179,141,990

Pipeline and support equipment	762,440	682,135

Gross capitalized costs	175,825,217	179,824,125

Accumulated depreciation, depletion, amortization and write down	167,611,775	171,337,190

Net capitalized costs	$8,213,442	$8,486,935

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2018	2017

Property acquisition costs	$49,855	$11,045
Development costs	277,899	192,284

The Company had no purchases of producing oil and gas properties in 2018 or 2017.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND
GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2018	2017

Crude oil and natural gas sales	$9,547,117	$7,086,476
Production costs	(3,256,946)	(2,160,029)
Depreciation, depletion and amortization	(637,642)	(940,143)
Accretion expense	(313,641)	(355,127)

Results of operations before income tax benefit	5,338,888	3,631,177

Income tax benefit	(60,000)	(30,000)

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$5,398,888	$3,661,177

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)

Balance, January 1, 2017	244,000	5,280,000
Extensions, discoveries and other additions	8,000	17,000
Production	(40,000)	(1,904,000)
Revision of previous estimates	78,000	7,851,000

Balance, December 31, 2017	290,000	11,244,000
Production	(55,000)	(2,301,000)
Revision of previous estimates	151,000	7,415,000

Balance, December 31, 2018	386,000	16,358,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. The Company had less than 100 net proved undeveloped acres at December 31, 2018 and 2017, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $33,300 and $35,700 at December 31, 2018 and 2017, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2018	2017
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$67,050	$37,232
Future production and development costs	(36,575)	(22,716)
Future asset retirement obligations, net of salvage	(15,871)	(16,360)
Future income tax expense	(321)	(132)

Future net cash flows	14,283	(1,976)
Effect of discounting future net cash flows at 10% per annum	(9,839)	(3,078)

Standardized measure of discounted future net cash flows	$4,444	$(5,054)

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2018	2017
	(Thousands of Dollars)
Balance, beginning of year	$(5,054)	$(9,924)
Extensions, discoveries and other additions	-	197
Revision of quantity estimates	8,543	4,031
Sales of crude oil and natural gas, net of production costs	(6,290)	(4,926)
Net change in income taxes	(112)	(20)
Net changes in prices and production costs	4,096	2,478
Accretion of discount	(505)	(992)
Other	3,766	4,102

Balance, end of year	$4,444	$(5,054)

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $2.63 and $2.09 per MCF at December 31, 2018 and 2017, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $62.12 and $47.48 per BBL at December 31, 2018 and 2017, respectively.

Item 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2018.

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

Management is responsible for assessing the effectiveness of our internal controls over financial reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessments, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal control over financial reporting during 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.              OTHER INFORMATION

None.

PART III

Item 10.                Directors, Executive Officers AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2019 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one private New York limited liability company.

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

EEI has continued its separate existence as a holder of interests in many of the same crude oil and natural gas properties that the Company operates. Effective January 1, 2019, all personnel previously employed by the Company are now employed directly by EEI to conduct all of the Company’s business. All of EEI’s outstanding shares are owned by the Company.

Directors and Officers of EEI and EMC.   The executive officers and directors of EEI and EMC as of March 10, 2019 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

Thomas L. Korner	65	Chairman of the Board and director	Chairman of the Board and director

Peter H. Sykes	62	None	Director

William A. Siskovic	63	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Brian A. Staebler	44	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary- Treasurer, Principal Financial and Accounting Officer and director

All directors of EEI are elected to serve by the Company, which is EEI’s sole shareholder. All officers of EEI serve at the pleasure of the Board of Directors. Directors and officers of EEI received no compensation or fees for their services to EEI or their services on behalf of the Company in 2018 and 2017. Effective January 1, 2019, all personnel previously employed by the Company, including officers of EEI, are now employed directly by EEI to conduct all business affairs of the Company.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

William A. Siskovic (Chairman) Thomas L. Korner Peter H. Sykes Brian A. Staebler

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2018 were timely made with the exception of Catherine S. Massie filing a Form 3 on January 18, 2019.

Item 11.                Executive Compensation

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated by either the Company (2017 and 2018) or EEI (effective January 1, 2019). The compensation described below represents all compensation from either the Company or EEI.

Overview of 2018 Executive Compensation Components

Components of executive compensation in the 2018 fiscal year for the executive officers of EMC and EEI include the following:

●	base salary

●	annual cash bonuses

●	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2018 are shown in the Summary Compensation Table appearing further below in this Item 11.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2018, the Board of Directors set a range of these bonuses between 90% and 150% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2018, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2018, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2019 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 100% and 160% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

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

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees. The Company granted a total of 20,000 options to executive officers in 2018, all of which were exercised immediately. The Company did not grant any options to executive officers during 2017.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2018 and 2017, of those persons who were at December 31, 2018: (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

	SUMMARY COMPENSATION TABLE

	Annual Compensation

				Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)		Total

William A. Siskovic,	2018	$134,800	$185,200	$48,500	(2)	$368,500
President and Principal	2017	$127,600	$183,000	$46,600	(2)	$357,200
Executive Officer

Brian A. Staebler,	2018	$122,600	$138,000	$43,400	(3)	$304,000
Vice President and	2017	$117,800	$135,000	$40,000	(3)	$292,800
Principal Financial and
Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2018 or 2017 in excess of $10,000.

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

(2)

During fiscal years ended December 31, 2018 and 2017, includes $24,600 and $22,700, respectively, contributed as profit sharing to the Defined Contribution Plan, $16,500 and $16,200 contributed as matching contributions to the Defined Contribution Plan, $1,100 and $1,400, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,300 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(3)

During fiscal years ended December 31, 2018 and 2017, includes $23,700 and $20,800, respectively, contributed as profit sharing to the Defined Contribution Plan, $15,700 and $15,200, respectively, contributed as matching contributions to the Defined Contribution Plan, $2,700 considered taxable wages with respect to personal use of a Company vehicle, and $1,300 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

None of the Named Executive Officers has an employment agreement with the Company.

Outstanding Equity Awards

The Company granted a total of 20,000 options to executive officers in 2018, all of which were exercised immediately. The Company did not grant any options to executive officers during 2017. There were no outstanding unexercised options as of December 31, 2018 or 2017.

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

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during 2018 or 2017. Robert F. Sykes was a Director of EMC and EEI in 2017 and through May 2018.

Item 12.               Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 10, 2019 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; one individual who is an employee of the Company, Richard M. Jones; and one private New York limited liability company. The General Partner of the Company owns a 1.19% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2019 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
	Units in	of Units in	Management	Interest in
Name of Holder	Company	Company (1)	Limited, LLC (2)	EMC

Directors and Executive Officers
William A. Siskovic (officer and director of EMC)	96,365	1.74	16.6667	16.6667
Peter H. Sykes (3) (director of EMC)	80,902	1.46	*	*
Thomas L. Korner (Chairman of the Board & director of EMC)	64,494	1.16	16.6667	16.6667
Brian A. Staebler (officer and director of EMC)	25,498	0.46	8.3333	8.3333
	267,259	4.82	41.6667	41.6667

Other Beneficial Owners of >5% of the Company
Catherine S. Massie (4)	840,724	15.15	50.0000	50.0000
	1,107,983	19.97	91.6667	91.6667

*Represents less than one percent.

(1)

Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.19% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.

(3)	Includes 80,902 Units held by PHS Associates, a New York limited partnership owned by the family of Peter H. Sykes.

(4)

Includes 732,855 Units, or 13.21% of the Company’s outstanding Units, held by Sykes Associates, LLC, a New York limited liability company located at 27 Wexford Glen, Pittsford, NY 14535, of which Catherine S. Massie is co-manager, and 107,869 Units, or 1.94% of the Company’s outstanding Units, held by CSM Associates, a New York limited partnership owned by the family of Catherine S. Massie. DFS Associates, a New York limited partnership owned by the family of David F. Sykes, owns an additional 80,903 Units, or 1.46% of the Company’s outstanding Units. David F. Sykes is also co-manager of Sykes Associates, LLC. Neither Catherine S. Massie nor David F. Sykes are officers or directors of EMC.

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. William A. Siskovic, Thomas L. Korner and Brian A. Staebler each made investments in crude oil and natural gas properties and pipelines, including deposits for projects scheduled to commence in the subsequent year, during 2018 and 2017 in the amount of $11,700 and $10,800, respectively.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2018 and 2017. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017

Audit fees	$171,700	$155,200
Audit related fees	-	-
Tax fees	9,200	920
All other fees	-	-

Total	$180,900	$156,120

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. Tax fees include fees for tax planning and tax advice.

The Company has a policy to assure the independence of its registered public accounting firm. Prior to each fiscal year, the audit committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related and other services were pre-approved for 2018 by the audit committee.

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

ITEM 16.               FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2008	(4)

3.8	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Everflow Eastern Partners, L.P.	(8)

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 1, 2019 concerning evaluation of oil and gas reserves.

99.2	Audit Committee Charter of Everflow Management Corporation	(7)

E-1

EXHIBIT INDEX

Exhibit No.	Description

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-19279).

(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018 (File No. 0-19279).

E-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Peter H. Sykes	Director	March 27, 2019
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 27, 2019
Thomas L. Korner

By:	/s/ William A. Siskovic	President, Principal	March 27, 2019
	William A. Siskovic	Executive Officer and Director

By:	/s/ Brian A. Staebler	Vice President, Secretary-Treasurer,	March 27, 2019
	Brian A. Staebler	Principal Financial and Accounting Officer and Director