Form 10-K/A
period 2018-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2019-03-29
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this "Amendment No. 1") is being filed to amend the Annual Report originally filed with the Securities and Exchange Commission on March 27, 2019, to correct a unit error in the interactive data exhibits made by our filing agent. No other changes have been made to the Annual Report.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2008	(4)

3.8	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Everflow Eastern Partners, L.P.	(8)

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics	(9)

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(9)

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(9)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(9)

99.1	Report of Wright & Company, Inc. dated February 1, 2019 concerning evaluation of oil and gas reserves.	(9)

99.2	Audit Committee Charter of Everflow Management Corporation	(7)

E-1

EXHIBIT INDEX

Exhibit No.	Description

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-19279).

(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018 (File No. 0-19279).

(9)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 0-19279).

E-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Peter H. Sykes	Director	March 29, 2019
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 29, 2019
Thomas L. Korner

By:	/s/ William A. Siskovic	President, Principal	March 29, 2019
	William A. Siskovic	Executive Officer and Director

By:	/s/ Brian A. Staebler	Vice President, Secretary-Treasurer,	March 29, 2019
	Brian A. Staebler	Principal Financial and Accounting Officer and Director