Form 10-Q
period 2019-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2019-05-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes           No     X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

There were 5,549,355 Units of limited partnership interest of the registrant as of May 10, 2019. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2019.

EVERFLOW EASTERN PARTNERS, L.P.

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$13,564,149	$12,566,868
Investments	17,229,650	17,064,136
Production accounts receivable	1,974,569	1,661,669
Other	8,150	64,681
Total current assets	32,776,518	31,357,354

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	175,004,277	175,062,777
Pipeline and support equipment	770,520	762,440
Corporate and other	2,094,423	2,094,423
Gross property and equipment	177,869,220	177,919,640

Less accumulated depreciation, depletion, amortization and write down	168,828,622	168,754,778
Net property and equipment	9,040,598	9,164,862

OTHER ASSETS	126,144	125,796

TOTAL ASSETS	$41,943,260	$40,648,012

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,084,538	$1,869,885
Accrued expenses	590,162	1,084,347
Total current liabilities	2,674,700	2,954,232

DEFERRED INCOME TAXES	40,700	40,700

OPERATIONAL ADVANCES	2,267,913	2,135,632

ASSET RETIREMENT OBLIGATIONS	16,876,086	16,807,486

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,549,355 Units	19,843,925	18,486,440

GENERAL PARTNER'S EQUITY	239,936	223,522
Total partners' equity	20,083,861	18,709,962

TOTAL LIABILITIES AND PARTNERS' EQUITY	$41,943,260	$40,648,012

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
REVENUES
Crude oil and natural gas sales	$2,741,196	$2,056,179
Well management and operating	149,822	147,636
Other	2,294	2,227
Total revenues	2,893,312	2,206,042
DIRECT COST OF REVENUES
Production costs	857,175	733,780
Well management and operating	87,899	86,186
Depreciation, depletion and amortization	114,544	139,973
Accretion expense	74,700	86,600
Total direct cost of revenues	1,134,318	1,046,539
GENERAL AND ADMINISTRATIVE EXPENSE	602,864	586,801
Total cost of revenues	1,737,182	1,633,340

INCOME FROM OPERATIONS	1,156,130	572,702

OTHER INCOME
Interest and dividend income	179,169	56,358
Gain on disposal of property and equipment	38,600	127,465
Total other income	217,769	183,823

NET INCOME	$1,373,899	$756,525

Allocation of Partnership Net Income:
Limited Partners	$1,357,485	$747,548
General Partner	16,414	8,977
Net income	$1,373,899	$756,525

Net income per unit	$0.24	$0.13

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018

PARTNERS' EQUITY - BEGINNING OF PERIOD	$18,709,962	$14,273,208

Net income	1,373,899	756,525

PARTNERS' EQUITY - END OF PERIOD	$20,083,861	$15,029,733

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,373,899	$756,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	132,344	159,473
Accretion expense	74,700	86,600
Gain on disposal of property and equipment	(38,600)	(127,465)
Changes in assets and liabilities:
Production accounts receivable	(312,900)	(123,650)
Other current assets	56,531	1,846
Other assets	(348)	-
Accounts payable	214,653	(66,053)
Accrued expenses	(494,285)	(492,099)
Operational advances	132,281	128,288
Total adjustments	(235,624)	(433,060)
Net cash provided by operating activities	1,138,275	323,465

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(165,514)	(3,547,866)
Payments received on receivables from employees	-	31,709
Purchase of property and equipment	(8,080)	-
Proceeds from disposal of property and equipment	32,600	32,400
Net cash used in investing activities	(140,994)	(3,483,757)

NET CHANGE IN CASH AND EQUIVALENTS	997,281	(3,160,292)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	12,566,868	11,883,725

CASH AND EQUIVALENTS - END OF PERIOD	$13,564,149	$8,723,433

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for income taxes	$11,135	$3,600

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.

Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019.

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML are Everflow Management Corporation ("EMC"); two individuals who are officers and directors of EEI; one individual who is the Chairman of the Board of EEI; one individual who is an employee of EEI; and one private limited liability company. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.

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

F.

Investments – The Company’s investments consist of shares held in a mutual fund that invests primarily in investment grade, U.S. dollar denominated short-term fixed and floating rate debt securities. The mutual fund seeks current income while seeking to maintain a low volatility of principal.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company operates for their anticipated share of future plugging and abandonment costs. As of March 31, 2019 and December 31, 2018, cash and equivalents include $2,267,913 and $2,135,632, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $380,200 and $307,800 as of March 31, 2019 and December 31, 2018, respectively.

H.

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

Gain on disposal of property and equipment includes approximately $6,000 and $110,100 associated with non-cash settlements of asset retirement obligations during the three month periods ended March 31, 2019 and 2018, respectively.

I.

Revenue Recognition – The Company accounts for revenue from contracts in accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Revenues from contracts with customers are recognized when performance obligations are satisfied in accordance with contractual terms.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at March 31, 2019 and December 31, 2018, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

I.	Revenue Recognition (continued)

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2019 and December 31, 2018, respectively.

The Company participates (and may act as drilling contractor) with unaffiliated and affiliated joint venture partners, employees, including officers, and directors in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned properties. Generally, the joint venture partners, employees and directors participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Well management and operating revenues are derived from a variety of both verbal and written operating agreements with joint venture partners, and are recognized monthly as services are provided and properties are managed and operated. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

J.

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

K.

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

L.

New Accounting Standards - The Company has reviewed all recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Accounts Payable:
Production and related other	$1,739,980	$1,522,106
Other	295,929	299,150
Joint venture partner deposits	48,629	48,629
Total accounts payable	$2,084,538	$1,869,885

Accrued Expenses:
Current portion of asset retirement obligations	$196,000	$196,000
Other	137,800	55,100
Payroll and retirement plan contributions	137,707	692,083
Drilling	106,100	106,100
Federal, state and local taxes	12,555	35,064
Total accrued expenses	$590,162	$1,084,347

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2019 Repurchase Right, based upon the December 31, 2018 calculation, is expected to be $1.50 per Unit, net of a $0.30 per Unit distribution made in April 2019.

In June 2018, the Company repurchased 68,261 Units pursuant to the Repurchase Right at a price of $0.11 per Unit. The Company did not offer to repurchase any Units pursuant to the Repurchase Right during 2017 or 2016 because the price associated with the Repurchase Rights for both years was negative.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. In June 2018, the Company granted 30,000 options to officers and key employees. All options granted were exercised on the same date. The Company did not grant any options in 2017 or 2016.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity (continued)

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,549,355 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2018. There were no instruments outstanding at March 31, 2019 or 2018 that would potentially dilute net income per Unit.

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

The Company is party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2019.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$30,102	77%	$28,403	76%
Property and equipment (net)	9,041	23	9,165	24
Other	126	-	126	-
Total	$39,269	100%	$37,694	100%

Deferred income taxes	$41	-%	$41	-%
Long-term liabilities	19,144	49	18,943	50
Partners' equity	20,084	51	18,710	50
Total	$39,269	100%	$37,694	100%

Working capital of $30.1 million as of March 31, 2019 represented an increase of $1.7 million from December 31, 2018, due primarily to increases in cash and equivalents, investments and production accounts receivable, as well as a decrease in accrued expenses; offset somewhat by an increase in accounts payable. The increase in investments was primarily the result of additional purchases of shares in a mutual fund during the three months ended March 31, 2019 that invests primarily in investment grade, short-term fixed and floating rate debt securities. The increase in production accounts receivable is primarily the result of additional natural gas and crude oil volumes produced during the current receivable period as compared to the prior comparable receivable period. The increase in volumes produced is primarily the result of additional wells producing during the current receivable period that were otherwise shut-in during the prior comparable receivable period. There were also additional natural gas and crude oil volumes recognized from third party operators during the current receivable period as compared to the prior comparable receivable period. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2018 being paid during the three months ended March 31, 2019. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at March 31, 2019 as compared to the comparable reporting date.

The Company funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of May 10, 2019. The Company used cash on-hand to fund the payment of a distribution amounting to approximately $1.7 million in April 2019.

The Company’s cash flow provided by operations before the change in working capital was $1.7 million during the three months ended March 31, 2019, an increase of $671,000 as compared to $1.0 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $536,000 during the three months ended March 31, 2019. Cash flows provided by operating activities was $1.1 million for the three months ended March 31, 2019.

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

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2019 and 2018. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2019	2018

Revenues:
Crude oil and natural gas sales	95%	93%
Well management and operating	5	7
Total revenues	100%	100%

Expenses:
Production costs	30	33
Well management and operating	3	4
Depreciation, depletion and amortization	4	6
Accretion expense	3	4
General and administrative	20	27
Total expenses	60%	74%

Other income	7	8

Net income	47%	34%

Revenues for the three month period ended March 31, 2019 increased $687,000, or 31%, as compared to the prior comparable period. The increase was primarily the result of an increase in crude oil and natural gas sales.

Crude oil and natural gas sales increased $685,000, or 33%, during the three months ended March 31, 2019 as compared to the prior comparable period. The increase was primarily the result of additional natural gas and crude oil volumes produced, as well as higher average natural gas prices received, during the three months ended March 31, 2019 as compared to the prior comparable period. The increase in volumes produced during the three month period ended March 31, 2019 as compared to the prior comparable period was primarily the result of less Company operated properties being voluntarily shut-in, as well as additional production recognized from third party operated properties, during the three months ended March 31, 2019 as compared to the prior comparable period. The effect of increased production volumes and higher average natural gas prices received was offset somewhat by the effect of lower average crude oil prices received during the three months ended March 31, 2019 as compared to the prior comparable period.

Production costs increased $123,000, or 17%, during the three months ended March 31, 2019 as compared to the prior comparable period. The increase was primarily the result of additional costs associated with less Company operated properties being voluntarily shut-in during the three month period ended March 31, 2019, as well as higher ad valorem taxes and additional production costs recognized in association with third party operated properties during the three month period ended March 31, 2019, each as compared to the prior comparable period.

Other income increased $34,000, or 18%, during the three months ended March 31, 2019 as compared to prior comparable period. The primary reason for the increase was the result of additional interest and dividend income recognized during the three months ended March 31, 2019 as compared to the prior comparable period, offset somewhat by a decrease in gain on disposal of property and equipment during the three months ended March 31, 2019 as compared to the prior comparable period. The increase in interest and dividend income was primarily the result of additional investments held and the related dividends yielded on investments during the three month period ended March 31, 2019 as compared to the prior comparable period. The decrease in gain on disposal of property and equipment was primarily the result of less oil and gas properties disposed of during the three month period ended March 31, 2019 as compared to the prior comparable period. The majority of the gain on disposal of property and equipment during the three month period ended March 31, 2018 was associated with settlements of the properties’ related asset retirement obligations.

The Company reported net income of $1.4 million and $757,000 during the three months ended March 31, 2019 and 2018, respectively, representing 47% and 34% of total revenues during the three month periods ended March 31, 2019 and 2018, respectively. The increase in net income was primarily the result of increases in crude oil and natural gas sales and other income, offset somewhat by an increase in production costs.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2018, for a more complete understanding of the matters covered by such certifications.

(b)     Changes in internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II:	OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: May 13, 2019	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)