Form 10-Q
period 2019-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2019-08-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

None

There were 5,492,967 Units of limited partnership interest of the registrant as of August 10, 2019. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2019.

EVERFLOW EASTERN PARTNERS, L.P.

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$13,524,933	$12,566,868
Investments	17,379,591	17,064,136
Production accounts receivable	1,284,063	1,661,669
Other	8,150	64,681
Total current assets	32,196,737	31,357,354

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,919,377	175,062,777
Pipeline and support equipment	786,011	762,440
Corporate and other	2,090,250	2,094,423
Gross property and equipment	177,795,638	177,919,640

Less accumulated depreciation, depletion, amortization and write down	168,786,310	168,754,778
Net property and equipment	9,009,328	9,164,862

OTHER ASSETS	126,291	125,796

TOTAL ASSETS	$41,332,356	$40,648,012

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,085,986	$1,869,885
Accrued expenses	771,355	1,084,347
Total current liabilities	2,857,341	2,954,232

DEFERRED INCOME TAXES	40,700	40,700

OPERATIONAL ADVANCES	2,376,437	2,135,632

ASSET RETIREMENT OBLIGATIONS	16,937,886	16,807,486

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,492,967 and 5,549,355 Units, respectively	18,889,255	18,486,440

GENERAL PARTNER'S EQUITY	230,737	223,522
Total partners' equity	19,119,992	18,709,962

TOTAL LIABILITIES AND PARTNERS' EQUITY	$41,332,356	$40,648,012

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2019	2018	2019	2018
REVENUES
Crude oil and natural gas sales	$1,788,101	$2,293,924	$4,529,297	$4,350,103
Well management and operating	145,039	145,129	294,861	292,765
Other	1,952	1,586	4,246	3,813
Total revenues	1,935,092	2,440,639	4,828,404	4,646,681

DIRECT COST OF REVENUES
Production costs	527,307	505,126	1,384,482	1,238,906
Well management and operating	86,955	84,761	174,854	170,947
Depreciation, depletion and amortization	112,268	143,645	226,812	283,618
Accretion expense	71,900	80,800	146,600	167,400
Total direct cost of revenues	798,430	814,332	1,932,748	1,860,871

GENERAL AND ADMINISTRATIVE EXPENSE	493,100	523,167	1,095,964	1,109,968
Total cost of revenues	1,291,530	1,337,499	3,028,712	2,970,839

INCOME FROM OPERATIONS	643,562	1,103,140	1,799,692	1,675,842

OTHER INCOME
Interest and dividend income	163,387	107,838	342,556	164,196
Gain (Loss) on disposal of property and equipment	(1,300)	426,300	37,300	553,765
Gain on sale of other assets	-	8,960	-	8,960
Total other income	162,087	543,098	379,856	726,921

NET INCOME	$805,649	$1,646,238	$2,179,548	$2,402,763

Allocation of Partnership Net Income
Limited Partners	$796,025	$1,626,705	$2,153,510	$2,374,253
General Partner	9,624	19,533	26,038	28,510

Net income	$805,649	$1,646,238	$2,179,548	$2,402,763

Net income per unit	$0.15	$0.29	$0.39	$0.42

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2019 and 2018

(Unaudited)

	2019	2018

PARTNERS' EQUITY - BEGINNING OF PERIOD	$18,709,962	$14,273,208

Net income	2,179,548	2,402,763

Cash distributions ($0.30 per unit in 2019)	(1,684,936)	-

Repurchase of Units	(129,582)	(7,509)

Options exercised	45,000	3,300

PARTNERS' EQUITY - END OF PERIOD	$19,119,992	$16,671,762

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,179,548	$2,402,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	267,512	322,518
Accretion expense	146,600	167,400
Gain on disposal of property and equipment	(37,300)	(553,765)
Gain on sale of other assets	-	(8,960)
Changes in assets and liabilities:
Production accounts receivable	377,606	(199,398)
Other current assets	56,531	1,846
Other assets	(495)	700
Accounts payable	216,101	(63,359)
Accrued expenses	(453,674)	(445,709)
Operational advances	240,805	325,844
Total adjustments	813,686	(452,883)
Net cash provided by operating activities	2,993,234	1,949,880

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(315,455)	(3,649,154)
Payments received on receivables from employees	-	37,831
Proceeds from disposal of property and equipment	33,700	35,300
Proceeds from sale of other assets	-	8,960
Purchase of property and equipment	(113,478)	-
Net cash used in investing activities	(395,233)	(3,567,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(1,684,936)	-
Proceeds from options exercised	45,000	3,300
Net cash provided by (used in) financing activities	(1,639,936)	3,300

NET CHANGE IN CASH AND EQUIVALENTS	958,065	(1,613,883)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	12,566,868	11,883,725

CASH AND EQUIVALENTS - END OF PERIOD	$13,524,933	$10,269,842

Supplemental disclosures of cash flow information and non-cash activities:
Cash paid during the period for income taxes	$11,135	$3,600

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML include Everflow Management Corporation ("EMC"), two individuals who are officers and directors of EEI, one individual who is the Chairman of the Board of EEI, a private limited liability company which also serves as Everflow’s largest limited partner, and an individual limited partner. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company operates for their anticipated share of future plugging and abandonment costs. As of June 30, 2019 and December 31, 2018, cash and equivalents include $2,376,437 and $2,135,632, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $379,400 and $307,800 as of June 30, 2019 and December 31, 2018, respectively.

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

Loss on disposal of property and equipment includes approximately $900 associated with non-cash settlements of asset retirement obligations during the three month period ended June 30, 2019. Gain on disposal of property and equipment includes approximately $5,100 associated with non-cash settlements of asset retirement obligations during the six month period ended June 30, 2019. Gain on disposal of property and equipment includes approximately $449,700 and $559,800 associated with non-cash settlements of asset retirement obligations during the three and six month periods ended June 30, 2018, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at June 30, 2019 and December 31, 2018, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

I.	Revenue Recognition (continued)

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2019 and December 31, 2018, respectively.

The Company participates (and may act as drilling contractor) with unaffiliated and affiliated joint venture partners, employees, including officers, and directors in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned properties. Generally, the joint venture partners, employees and directors participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Well management and operating revenues are derived from a variety of both verbal and written operating agreements with joint venture partners and are recognized monthly as services are provided and properties are managed and operated. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Accounts Payable:
Production and related other	$1,742,721	$1,522,106
Other	294,636	299,150
Joint venture partner deposits	48,629	48,629
Total accounts payable	$2,085,986	$1,869,885

Accrued Expenses:
Payroll and retirement plan contributions	$275,240	$692,083
Current portion of asset retirement obligations	196,000	196,000
Repurchase of Units	129,582	-
Drilling	106,100	106,100
Other	42,900	55,100
Federal, state and local taxes	21,533	35,064
Total accrued expenses	$771,355	$1,084,347

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2019 Repurchase Right, based upon the December 31, 2018 calculation, was $1.50 per Unit, net of a $0.30 per Unit distribution made in April 2019.

In June 2019, the Company repurchased 86,388 Units pursuant to the Repurchase Right at a price of $1.50 per Unit. In June 2018, the Company repurchased 68,261 Units pursuant to the Repurchase Right at a price of $0.11 per Unit. The Company did not offer to repurchase any Units pursuant to the Repurchase Right during 2017 because the price associated with the Repurchase Rights was negative.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and key employees in June 2019 and 2018, respectively. All options granted were exercised on the same date. The Company did not grant any options in 2017.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity (continued)

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,492,967 and 5,549,355 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2019 and 2018, respectively. There were no instruments outstanding at June 30, 2019 or 2018 that would potentially dilute net income per Unit.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$29,340	76%	$28,403	76%
Property and equipment (net)	9,009	24	9,165	24
Other	126	-	126	-
Total	$38,475	100%	$37,694	100%

Deferred income taxes	$41	-%	$41	-%
Long-term liabilities	19,314	50	18,943	50
Partners' equity	19,120	50	18,710	50
Total	$38,475	100%	$37,694	100%

Working capital of $29.3 million as of June 30, 2019 represented an increase of $937,000 from December 31, 2018, due primarily to increases in cash and equivalents and investments, as well as a decrease in accrued expenses; offset somewhat by a decrease in production accounts receivable and an increase in accounts payable. The increase in investments was primarily the result of additional purchases of shares in a mutual fund during the six months ended June 30, 2019 that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2018 being paid during the six months ended June 30, 2019, offset somewhat by an accrued expense recognized at June 30, 2019 for the repurchase of Units in association with the Company’s 2019 Repurchase Right. The decrease in production accounts receivable is primarily the result of lower average natural gas and crude oil prices received on production during the current receivable period as compared to the prior comparable receivable period. The effect of lower average natural gas and crude oil prices received was offset somewhat by additional natural gas and crude oil volumes recognized from third party operators during the current receivable period as compared to the prior comparable receivable period. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at June 30, 2019 as compared to the prior comparable reporting date.

The Company funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of August 10, 2019. The Company used cash provided by operating activities to fund the payment of a distribution amounting to approximately $1.7 million in April 2019 and $130,000 in payments in July 2019 associated with the repurchase of Units tendered in conjunction with the Company’s 2019 Repurchase Right.

The Company’s cash flow provided by operations before the change in working capital was $2.8 million during the six months ended June 30, 2019, a decrease of $140,000 as compared to $2.7 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $197,000 during the six months ended June 30, 2019. Cash flows provided by operating activities was $3.0 million for the six months ended June 30, 2019.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2020 Repurchase Right.

The Company has multiple contracts with Dominion Field Services (“Dominion”) which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2019 and 2018. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Revenues:
Crude oil and natural gas sales	92%	94%	94%	94%
Well management and operating	8	6	6	6
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	27	21	29	27
Well management and operating	4	3	4	4
Depreciation, depletion and amortization	6	6	5	6
Accretion expense	4	3	3	4
General and administrative expense	25	21	22	23
Total expenses	66%	54%	63%	64%

Other income:
Interest and dividend income	8	4	7	4
Gain on disposal of property and equipment	-	17	1	12
Total other income	8%	21%	8%	16%

Net income	42%	67%	45%	52%

Revenues for the three month period ended June 30, 2019 decreased $506,000, or 21%, as compared to the prior comparable period. Revenues for the six month period ended June 30, 2019 increased $182,000, or 4%, as compared to the prior comparable period. Both revenue variances were primarily the result of variances in crude oil and natural gas sales from the current period in comparison to the prior comparable periods.

Crude oil and natural gas sales decreased $506,000, or 22%, during the three months ended June 30, 2019 as compared to the prior comparable period. The decrease was primarily the result of less natural gas and crude oil volumes produced, as well as lower average natural gas and crude oil prices received, during the three months ended June 30, 2019 as compared to the prior comparable period. Crude oil and natural gas sales increased $179,000, or 4%, during the six months ended June 30, 2019 as compared to the prior comparable period. The increase was primarily the result of higher average natural gas prices received during the six months ended June 30, 2019 as compared to the prior comparable period, offset somewhat by the effect of lower average crude oil prices received during the six month period ended June 30, 2019 as compared to the prior comparable period.

Production costs increased $146,000, or 12%, during the six months ended June 30, 2019 as compared to the prior comparable period. The increase was primarily the result of additional costs associated with less Company operated properties being voluntarily shut-in during the six month period ended June 30, 2019, as well as higher ad valorem taxes and additional production costs recognized in association with third party operated properties during the six month period ended June 30, 2019, each as compared to the prior comparable period.

Other income decreased $381,000, or 70%, during the three month period ended June 30, 2019 as compared to the prior comparable period. Other income decreased $347,000, or 48%, during the six month period ended June 30, 2019 as compared to the prior comparable period. The primary reason for the decreases was the result of less gain recognized on the disposal of property and equipment. The Company had a substantial decrease in the number of properties disposed during the three and six month periods ended June 30, 2019 as compared to the prior comparable periods. The majority of the gains on disposal of property and equipment during the three and six month periods ended June 2018 were associated with settlements of the properties’ related asset retirement obligations. The effect of less gain recognized on the disposal of property and equipment was offset somewhat by additional interest and dividend income recognized during the three and six month periods ended June 30, 2019 as compared to the prior comparable periods. The increase in interest and dividend income was primarily the result of additional investments held and the related dividends yielded on investments during the three and six month periods ended June 30, 2019 as compared to the prior comparable periods.

The Company reported net income of $806,000 and $1.6 million during the three months ended June 30, 2019 and 2018, respectively, representing 42% and 67% of total revenues during the three month periods ended June 30, 2019 and 2018, respectively. The decrease in net income was primarily the result of decreases in crude oil and natural gas sales and other income. The Company reported net income of $2.2 million and $2.4 million during the six months ended June 30, 2019 and 2018, respectively, representing 45% and 52% of total revenues during the six month periods ended June 30, 2019 and 2018, respectively. The decrease in net income was primarily the result of an increase in production costs and decrease in other income, offset somewhat by an increase in crude oil and natural gas sales.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: August 13, 2019	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)