Form 10-Q
period 2019-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2019-11-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-19279

EVERFLOW EASTERN PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	34-1659910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

585 West Main Street
P.O. Box 629
Canfield, Ohio	44406
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ________	Accelerated filer
Non-accelerated filer ________	Smaller reporting company X
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

None

There were 5,492,967 Units of limited partnership interest of the registrant as of November 10, 2019. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2019.

EVERFLOW EASTERN PARTNERS, L.P.

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,649,472	$12,566,868
Investments	20,004,505	17,064,136
Production accounts receivable	1,045,864	1,661,669
Other	8,150	64,681
Total current assets	32,707,991	31,357,354

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,803,277	175,062,777
Pipeline and support equipment	786,011	762,440
Corporate and other	2,090,250	2,094,423
Gross property and equipment	177,679,538	177,919,640

Less accumulated depreciation, depletion, amortization and write down	168,836,853	168,754,778
Net property and equipment	8,842,685	9,164,862

OTHER ASSETS	127,028	125,796

TOTAL ASSETS	$41,677,704	$40,648,012

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,152,464	$1,869,885
Accrued expenses	763,011	1,084,347
Total current liabilities	2,915,475	2,954,232

DEFERRED INCOME TAXES	40,700	40,700

OPERATIONAL ADVANCES	2,437,898	2,135,632

ASSET RETIREMENT OBLIGATIONS	16,985,986	16,807,486

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,492,967 and 5,549,355 Units, respectively	19,064,764	18,486,440

GENERAL PARTNER'S EQUITY	232,881	223,522
Total partners' equity	19,297,645	18,709,962

TOTAL LIABILITIES AND PARTNERS' EQUITY	$41,677,704	$40,648,012

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2019	2018	2019	2018
REVENUES
Crude oil and natural gas sales	$1,309,638	$2,642,422	$5,838,935	$6,992,525
Well management and operating	117,264	120,591	412,125	413,356
Other	2,096	1,817	6,342	5,630
Total revenues	1,428,998	2,764,830	6,257,402	7,411,511

DIRECT COST OF REVENUES
Production costs	557,408	1,138,454	1,941,890	2,377,360
Well management and operating	70,241	73,320	245,095	244,267
Depreciation, depletion and amortization	146,422	116,860	373,234	400,478
Accretion expense	68,300	79,100	214,900	246,500
Total direct cost of revenues	842,371	1,407,734	2,775,119	3,268,605

GENERAL AND ADMINISTRATIVE EXPENSE	545,825	518,493	1,641,789	1,628,461
Total cost of revenues	1,388,196	1,926,227	4,416,908	4,897,066

INCOME FROM OPERATIONS	40,802	838,603	1,840,494	2,514,445

OTHER INCOME
Interest and dividend income	136,451	122,772	479,007	286,968
Gain on disposal of property and equipment	400	81,400	37,700	635,165
Gain on sale of other assets	-	-	-	8,960
Total other income	136,851	204,172	516,707	931,093

NET INCOME	$177,653	$1,042,775	$2,357,201	$3,445,538

Allocation of Partnership Net Income
Limited Partners	$175,436	$1,030,308	$2,328,946	$3,404,561
General Partner	2,217	12,467	28,255	40,977

Net income	$177,653	$1,042,775	$2,357,201	$3,445,538

Net income per Unit	$0.03	$0.19	$0.42	$0.61

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018

PARTNERS' EQUITY - BEGINNING OF PERIOD	$18,709,962	$14,273,208

Net income	2,357,201	3,445,538

Cash distributions ($0.30 per unit in 2019)	(1,684,936)	-

Repurchase of Units	(129,582)	(7,509)

Options exercised	45,000	3,300

PARTNERS' EQUITY - END OF PERIOD	$19,297,645	$17,714,537

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,357,201	$3,445,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	432,134	458,878
Accretion expense	214,900	246,500
Gain on disposal of property and equipment	(37,700)	(635,165)
Gain on sale of other assets	-	(8,960)
Changes in assets and liabilities:
Production accounts receivable	615,805	100,003
Other current assets	56,531	16,575
Other assets	(1,232)	700
Accounts payable	282,579	(101,028)
Accrued expenses	(350,536)	(288,794)
Operational advances	302,266	508,330
Total adjustments	1,514,747	297,039
Net cash provided by operating activities	3,871,948	3,742,577

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,940,369)	(3,762,150)
Payments received on receivables from employees	-	46,407
Proceeds from disposal of property and equipment	34,000	37,500
Proceeds from sale of other assets	-	8,960
Purchase of property and equipment	(113,457)	-
Net cash used in investing activities	(3,019,826)	(3,669,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(1,684,936)	-
Repurchase of Units	(129,582)	(7,509)
Proceeds from options exercised	45,000	3,300
Net cash used in financing activities	(1,769,518)	(4,209)

NET CHANGE IN CASH AND EQUIVALENTS	(917,396)	69,085

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	12,566,868	11,883,725

CASH AND EQUIVALENTS - END OF PERIOD	$11,649,472	$11,952,810

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$11,135	$3,600

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML include Everflow Management Corporation ("EMC"), two individuals who are officers and directors of EEI, one individual who is the Chairman of the Board of EEI, and a private limited liability company which also serves as Everflow’s largest limited partner. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company operates for their anticipated share of future plugging and abandonment costs. As of September 30, 2019 and December 31, 2018, cash and equivalents include $2,437,898 and $2,135,632, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $385,200 and $307,800 as of September 30, 2019 and December 31, 2018, respectively.

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

Gain on disposal of property and equipment includes approximately $2,100 and $7,200 associated with non-cash settlements of asset retirement obligations during the three and nine month periods ended September 30, 2019, respectively. Gain on disposal of property and equipment includes approximately $81,500 and $641,300 associated with non-cash settlements of asset retirement obligations during the three and nine month periods ended September 30, 2018, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at September 30, 2019 and December 31, 2018, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

I.	Revenue Recognition (continued)

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2019 and December 31, 2018, respectively.

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

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Accounts Payable:
Production and related other	$1,808,741	$1,522,106
Other	293,699	299,150
Joint venture partner deposits	50,024	48,629

Total accounts payable	$2,152,464	$1,869,885

Accrued Expenses:
Payroll and retirement plan contributions	$412,798	$692,083
Current portion of asset retirement obligations	196,000	196,000
Drilling	106,100	106,100
Federal, state and local taxes	30,513	35,064
Other	17,600	55,100

Total accrued expenses	$763,011	$1,084,347

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity

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

In June 2019, the Company repurchased 86,388 Units pursuant to the Repurchase Right at a price of $1.50 per Unit. In June 2018, the Company repurchased 68,261 Units pursuant to the Repurchase Right at a price of $0.11 per Unit. The Company did not offer to repurchase any Units pursuant to the Repurchase Right during 2017 because the price associated with the Repurchase Right was negative.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,492,967 and 5,549,355 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2019 and 2018, respectively. There were no instruments outstanding at September 30, 2019 or 2018 that would potentially dilute net income per Unit.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$29,793	77%	$28,403	76%
Property and equipment (net)	8,843	23	9,165	24
Other	127	-	126	-
Total	$38,763	100%	$37,694	100%

Deferred income taxes	$41	-%	$41	-%
Long-term liabilities	19,424	50	18,943	50
Partners' equity	19,298	50	18,710	50
Total	$38,763	100%	$37,694	100%

Working capital of $29.8 million as of September 30, 2019 represented an increase of $1.4 million from December 31, 2018, due primarily to an increase in investments and a decrease in accrued expenses; offset somewhat by decreases in cash and equivalents and production accounts receivable and an increase in accounts payable. The increase in investments was primarily the result of additional purchases of shares in a mutual fund during the nine months ended September 30, 2019 that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in accrued expenses was primarily the result of all payroll and retirement contributions accrued at December 31, 2018 being paid during the nine months ended September 30, 2019. The decrease in production accounts receivable was primarily the result of lower average natural gas and crude oil prices received on production, as well as less natural gas volumes produced, during the current receivable period as compared to the prior comparable receivable period. The effect of lower average natural gas and crude oil prices received and less natural gas volumes produced was offset somewhat by additional natural gas and crude oil volumes recognized from third party operators during the current receivable period as compared to the prior comparable receivable period. The decrease in natural gas volumes produced was primarily the result of more Company operated properties being voluntarily shut-in during the current receivable period as compared to the prior comparable receivable period. The increase in accounts payable was primarily the result of additional production and related other payables outstanding at September 30, 2019 as compared to the prior comparable reporting date.

The Company funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings since 2003 and no principal indebtedness was outstanding as of November 10, 2019. The Company used cash provided by operating activities and existing cash and equivalents to fund the purchase of $2.9 million of investments during the nine month period ending September 30, 2019, the payment of a distribution amounting to approximately $1.7 million in April 2019, and $130,000 in payments in July 2019 associated with the repurchase of Units tendered in conjunction with the Company’s 2019 Repurchase Right.

The Company’s cash flow provided by operations before the change in working capital was $3.3 million during the nine months ended September 30, 2019, a decrease of $748,000 as compared to $4.0 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $604,000 during the nine months ended September 30, 2019. Cash flows provided by operating activities was $3.9 million for the nine months ended September 30, 2019.

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

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2019 and 2018. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Revenues:
Crude oil and natural gas sales	92%	96%	93%	94%
Well management and operating	8	4	7	6
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	39	41	31	32
Well management and operating	5	3	4	3
Depreciation, depletion and amortization	10	4	6	6
Accretion expense	5	3	3	3
General and administrative expense	38	19	26	22
Total expenses	97%	70%	70%	66%

Other income:
Interest and dividend income	9	5	8	4
Gain on disposal of property and equipment	-	3	-	9
Total other income	9%	8%	8%	13%

Net income	12%	38%	38%	47%

Revenues for the three month period ended September 30, 2019 decreased $1.3 million, or 48%, as compared to the prior comparable period. Revenues for the nine month period ended September 30, 2019 decreased $1.2 million, or 16%, as compared to the prior comparable period. Both revenue variances were primarily the result of variances in crude oil and natural gas sales from the current period in comparison to the prior comparable periods.

Crude oil and natural gas sales decreased $1.3 million, or 50%, during the three months ended September 30, 2019 as compared to the prior comparable period. The decrease was primarily the result of less natural gas and crude oil volumes produced and lower average crude oil and natural gas prices received during the three month period ended September 30, 2019 as compared to the prior comparable period. Crude oil and natural gas sales decreased $1.2 million, or 16%, during the nine months ended September 30, 2019 as compared to the prior comparable period. The decrease was primarily the result of less natural gas and crude oil volumes produced and lower average crude oil prices received, offset somewhat by the effect of higher average natural gas prices received, during the nine month period ended September 30, 2019 as compared to the prior comparable period. The decreases in natural gas and crude oil volumes produced during the three and nine month periods ended September 30, 2019 as compared to the prior comparable periods were primarily the result of more Company operated properties being voluntarily shut-in. Another contributing factor to the decreases in crude oil and natural gas sales for the three and nine month periods ended September 30, 2019 as compared to the prior comparable periods was the recognition of $956,000 of crude oil and natural gas sales reported by a third party operator significantly in arrears during the three and nine month periods ended September 30, 2018.

Production costs decreased $581,000, or 51%, during the three months ended September 30, 2019 as compared to the prior comparable period. Production costs decreased $435,000, or 18%, during the nine months ended September 30, 2019 as compared to the prior comparable period. The decreases were primarily the result of one-time recognition of $637,000 of production costs reported by a third party operator significantly in arrears during the three and nine months ended September 30, 2018, respectively, offset somewhat by additional costs associated with third party operated wells during the three and nine month periods ended September 30, 2019 as compared to the prior comparable periods.

Other income decreased $67,000, or 33%, during the three month period ended September 30, 2019 as compared to the prior comparable period. Other income decreased $414,000, or 45%, during the nine month period ended September 30, 2019 as compared to the prior comparable period. The primary reason for the decreases was the result of less gain recognized on the disposal of property and equipment. The Company had a substantial decrease in the number of properties disposed during the three and nine month periods ended September 30, 2019 as compared to the prior comparable periods. The majority of the gains on disposal of property and equipment during the three and nine month periods ended September 2018 were associated with settlements of the properties’ related asset retirement obligations. The effect of less gain recognized on the disposal of property and equipment was offset somewhat by additional interest and dividend income recognized during the three and nine month periods ended September 30, 2019 as compared to the prior comparable periods. The increase in interest and dividend income was primarily the result of additional investments held and the related dividends yielded on investments during the three and nine month periods ended September 30, 2019 as compared to the prior comparable periods.

The Company reported net income of $178,000 and $1.0 million during the three months ended September 30, 2019 and 2018, respectively, representing 12% and 38% of total revenues during the three month periods ended September 30, 2019 and 2018, respectively. The Company reported net income of $2.4 million and $3.4 million during the nine months ended September 30, 2019 and 2018, respectively, representing 38% and 47% of total revenues during the nine month periods ended September 30, 2019 and 2018, respectively. The decreases in net income were primarily the result of decreases in crude oil and natural gas sales and other income, offset somewhat by decreases in production costs.

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

EVERFLOW EASTERN PARTNERS, L.P.

By:	everflow management limited, llc
General Partner

By:	everflow management corporation
Managing Member

Dated: November 13, 2019	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)