Form 10-K
period 2019-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2020-03-26
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 4,270,979 Units of limited partnership interest held by non-affiliates of the Registrant as of June 30, 2019. At June 30, 2019, there was no public market for the Registrant’s Units of limited partnership interest. There were 5,492,967 Units of limited partnership interest of the Registrant as of March 10, 2020. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2019.

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

Current Operations.   The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 62% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2019 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 444 (net) wells. The Company serves as the operator of approximately 60% of the gross wells and 76% of the net wells which comprise the Company’s properties during the year 2019.

The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

In January 2020, the Company reached an agreement with an unaffiliated third party to sell substantially all the Company’s interests in 190 oil and gas properties located in Western Pennsylvania.

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

Acquisition of Prospects.   The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2019, the Company’s current leasehold inventory consists of approximately 20 prospects in various stages of maturity representing less than 100 net acres under lease.

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

Acquisition of Producing Properties.   As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. The Company did not acquire any producing oil and gas properties during 2019 or 2018.

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

The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any such indebtedness would consist primarily of borrowings from commercial banks. The Company and EEI had no borrowings during 2019 or 2018 and no principal indebtedness was outstanding as of March 10, 2020. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2019, net of asset retirement obligations, which aggregate a net liability of $2,502,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil.   Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. Historically, posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices. There have been substantial fluctuations in crude oil prices in recent years, including 2019 and 2018.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2020, $30.36 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas.   The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2016, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. During 2017 and through 2019, excess natural gas supplies were the continued result of increased production and production capacity from regional integrated and independent producers. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002, the Company has had and continues to have multiple annual or biennial contracts with Dominion, which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2020, the Company did not have any significant quantities of natural gas volumes locked-in with Dominion.

As detailed above, the price paid for natural gas purchased by Dominion varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed quantities is sold at the month’s closing price at Henry Hub, which is the location for pricing NYMEX, plus or minus regional basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. During 2019, natural gas purchased by Dominion covered production from approximately 590 gross operated wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commodity Pricing, Risk Management Activities and Inflation.”

Since the second half of 2013, the market price for natural gas in the Appalachian Basin has experienced a decline relative to the price at Henry Hub primarily as a result of regional basis adjustments resulting from the increased supply of natural gas in the Ohio and Pennsylvania regions.  Changes in the market price for natural gas, including regional basis, impact the Company’s revenues, earnings and liquidity.  The Company is unable to predict potential future movements in the market price for natural gas, including regional basis, and thus cannot predict the ultimate impact of prices on its operations.

During 2019, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than Dominion, whose purchases of natural gas from operated wells accounted for approximately 71% of the Company’s consolidated natural gas sales. The Company expects that Dominion will be the only material natural gas purchaser during fiscal year 2020.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas and the continued oversupply of domestic natural gas have, at times, including 2019, resulted in a curtailment in exploration for and development of oil and gas properties.

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

Employees. The Company was the primary employer of all employees in 2018. Effective January 1, 2019, EEI became the primary employer of all employees and assumed most operational, administrative and management functions of the Company. As referenced earlier in this Item 1, EEI is a wholly-owned subsidiary of the Company. See “Subsidiaries” appearing on page 2 herein. All references to employees of the Company in this document refer to employees of Everflow Eastern Partners, L.P. during 2018 and EEI thereafter.

As of March 10, 2020, EEI had 18 full-time and 1 part-time employees. These employees are primarily engaged in the following areas of business operations: eight in administration, five in field operations, four in accounting and two in land and lease acquisition.

ITEM 1A.              RISK FACTORS

Not a required disclosure for a Smaller Reporting Company, however the Company does disclose the following risk factor:

An epidemic, pandemic or public health crisis could disrupt our operations and have a material adverse effect on our business.

The Company could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as coronavirus (COVID-19). The occurrence of such an outbreak could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on our operations. Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees to avoid interacting with other people, which could materially and adversely affect the ability to adequately staff our operations. If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of affected countries. Any of the foregoing would severely disrupt the Company’s operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Natural Gas and Crude Oil Reserves. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date. The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves were $2.17 and $2.63 per MCF at December 31, 2019 and 2018 respectively, and the crude oil prices used in the estimation of proved reserves were $52.14 and $62.12 per BBL at December 31, 2019 and 2018, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2019, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 40 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2019. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2019 or 2018.

Proved Reserves.(1)  The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2019.

	Oil (BBLS)	Gas (MCF)

Proved Developed	329,000	13,035,000
Proved Undeveloped	-	-
Total	329,000	13,035,000

(1)

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2019. A reconciliation of the Company’s proved reserves is included in the Notes to the Consolidated Financial Statements.

Production.   The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2019 and 2018.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCF)	per BBL	per MCF	per Equivalent MCF(1)

2019	42,000	1,840,000	$53.10	$2.79	$1.25
2018	55,000	2,301,000	$58.28	$2.77	$1.24

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells.   The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2019.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
274	1,158	1,432	158	718	876

(1)

Oil wells are those wells which generated the majority of their revenues from crude oil production during 2019; gas wells are those wells which generated the majority of their revenues from natural gas production during 2019.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2019, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2019, discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$45,488
Future production and development costs	(26,931)
Future asset retirement obligations, net of salvage	(15,828)
Future income tax expense	(170)

Future net cash flows	2,559
Effect of discounting future net cash flows at 10% per annum	(5,061)
Standardized measure of discounted future net cash flows	$(2,502)

(1) See the Notes to the Consolidated Financial Statements for additional information.

Acreage.   The Company had approximately 56,400 gross developed acres and 36,000 net developed acres as of December 31, 2019. Developed acreage is that acreage assignable to productive wells. The Company had less than 100 gross and net proved undeveloped acres as of December 31, 2019.

Drilling Activity.   The following table sets forth the results of drilling activities during 2019 on properties owned by the Company. The Company was not involved in any drilling activities during 2018. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive (2)		Dry (2)
	Gross	Net	Gross	Net

2019	3.00	0.93	-	-

(1)	All wells are located in the United States. All wells are development wells. No exploratory wells were drilled.

(2)

A productive well is any well that is not a dry well. A dry well is a well that proves to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil and gas well. Completion refers to installation of permanent equipment for production of oil and gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned. All wells drilled were completed during the fiscal year, regardless of when drilling was initiated.

Present Activities. The Company has not participated in the drilling of any wells since December 31, 2019.

Delivery Commitments. The Company has entered into various contracts with Dominion which, subject to certain restrictions and adjustments, obligate Dominion to purchase and the Company to sell and deliver all natural gas production from certain operated contract wells. These operated contract wells comprised approximately 71% of the Company’s consolidated natural gas sales during 2019. In addition, the Company has entered into other various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

Item 3.                  Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of EEI and EMC as of March 10, 2020 are as follows:

		Positions and	Positions and
Name	Age	Offices with EEI	Offices with EMC

William A. Siskovic	64	President, Principal	President, Principal
		Executive Officer	Executive Officer
		and director	and director

Brian A. Staebler	45	Vice President, Secretary-	Vice President, Secretary-
		Treasurer, Principal	Treasurer, Principal
		Financial and Accounting	Financial and Accounting
		Officer and director	Officer and director

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

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2020, there were 5,492,967 Units held by 1,340 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company paid a quarterly distribution every quarter from July 1991 through October 2015. The Company paid a cash distribution equal to $0.30 per Unit in April 2019. The Company intends to make a cash distribution equal to $0.25 per Unit in April 2020. The Company intends to make future distributions as cash flows warrant.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement. The Company accepted an aggregate of 68,261 of its Units of limited partnership interest at a price of $0.11 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2018. The Company accepted an aggregate of 86,388 of its Units of limited partnership interest at a price of $1.50 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2019. The Company has determined that the price associated with the 2020 Repurchase Right, based upon the December 31, 2019 calculation, is estimated to be $0.86 per Unit. See Note 3 in the Company’s consolidated financial statements for additional information on the Repurchase Right.

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

The General Partner is a limited liability company. The members of the General Partner are Everflow Management Corporation, an Ohio Corporation ("EMC"); two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; and one private New York limited liability company.

The Company is monitoring the impact of the recent outbreak of the coronavirus (COVID-19), which could negatively impact our business and results of operations in 2020. The extent to which the Company’s operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions taken by government authorities to contain the outbreak or treat its impact, among other things.

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$29,519	77%	$28,403	76%
Property and equipment (net)	8,795	23	9,165	24
Other	132	-	126	-
Total	$38,446	100%	$37,694	100%

Deferred income taxes	$46	-%	$41	-%
Long-term liabilities	19,104	50	18,943	50
Partners' equity	19,296	50	18,710	50
Total	$38,446	100%	$37,694	100%

Working capital surplus of $29.5 million as of December 31, 2019 represented a $1.1 million increase from December 31, 2018 due primarily to an increase in investments offset somewhat by decreases in cash and equivalents and production accounts receivable and increases in accounts payable and accrued expenses. The increase in investments is the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in cash and equivalents is primarily the result of cash used in investing and financing activities during 2019, offset somewhat by cash provided by operating activities. The decrease in production accounts receivable is primarily the result of lower average natural gas prices received and additional production costs incurred during the current receivable period as compared to the prior comparable period, offset somewhat by increases in natural gas and crude oil volumes produced and higher average crude oil prices received during the current receivable period as compared to the prior comparable period. The additional production costs incurred and increases in natural gas and crude oil volumes produced are primarily associated with production reported by third party operators. The effect of the additional production costs incurred and increases in natural gas and crude oil volumes produced as reported by third party operators are offset somewhat by a decrease in natural gas volumes produced from Company operated properties in the current receivable period as compared to the prior comparable period. The decrease in natural gas volumes produced from Company operated properties is primarily the result of more wells voluntarily shut-in during the current receivable period as compared to the prior comparable period. The increase in accounts payable is primarily the result of an increase in production and related other payables. The increase in accrued expenses is primarily the result of more asset retirement obligations being classified as current liabilities.

Property and equipment of $8.8 million as of December 31, 2019 represented a $370,000 decrease from December 31, 2018 due primarily to $677,000 of depreciation, depletion and amortization (“DD&A”) recognized in 2019, offset somewhat by $324,000 of purchases of property and equipment made in 2019.

Long-term liabilities of $19.1 million as of December 31, 2019 represented an increase of $161,000 from December 31, 2018 due primarily to an increase in operational advances, offset somewhat by a decrease in asset retirement obligations. The increase in operational advances is primarily the result of additional deposits collected from third party joint venture partners for their share of estimated future plugging and abandonment costs. The decrease in asset retirement obligations is primarily the result of more asset retirement obligations being classified as current liabilities at December 31, 2019 as compared to the prior comparable reporting date, offset somewhat by the effect of 2019 accretion expense recognized to adjust the liabilities to their present value at December 31, 2019.

The Company has not held a credit facility with a bank since 2003, nor has it had any borrowings since that time. The Company expects to have more than $480,000 of cash available to fund the Repurchase Right in 2020. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. The Company cannot provide any assurance as to the availability of any such line of credit under current market conditions. As further discussed below, the Company expects existing cash and equivalents and cash flows from ongoing operations to meet short-term cash requirements.

Cash Flows from Operating, Investing and Financing Activities

Cash provided by the Company’s operating activities and existing cash and equivalents were used in investing and financing activities during 2019. Cash provided by the Company’s operating activities was used in investing and financing activities during 2018. The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018:

	2019		2018
	Dollars	%	Dollars	%
	(Amounts in Thousands)		(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$2,356	46%	$4,441	82%
Adjustments	1,249	25	994	18
Cash flow from operations before working capital changes	3,605	71	5,435	100
Changes in working capital	683	13	(595)	(11)
Net cash provided by operating activities	4,288	84	4,840	89

Investing Activities:
Purchase of investments	(3,044)	(60)	(3,856)	(71)
Payments received on notes receivables from employees	-	-	47	1
Advances disbursed to employees	-	-	(4)	-
Purchase of property and equipment	(324)	(6)	(406)	(7)
Proceeds from disposal of property and equipment	39	1	40	1
Proceeds from sale of other assets	-	-	26	-
Net cash used in investing activities	(3,329)	(65)	(4,153)	(76)

Financing Activities:
Distributions	(1,685)	(33)	-	-
Repurchase of Units	(129)	(3)	(7)	-
Proceeds from options exercised	45	1	3	-
	(1,769)	(35)	(4)	-

Net change in cash and equivalents	$(810)	(16)%	$683	13%

Note:

All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes of $3.6 million represented 71% of total cash sources provided during 2019, and the Company’s cash flow from operations before working capital changes of $5.4 million represented 100% of total cash sources provided during 2018. The decrease in cash flow from operations before working capital changes in 2019, as compared to the prior comparable period, was primarily due to less crude oil and natural gas sales, net of decreased production costs, and a decrease in operational advances collected during 2019 as compared to 2018. Changes in working capital other than cash and equivalents increased cash by $683,000 during 2019 and decreased cash by $595,000 during 2018. The $683,000 increase in cash resulting from changes in working capital other than cash and equivalents in 2019 was primarily the result of a decrease in production accounts receivable and an increase in accounts payable. The decrease in production accounts receivable is primarily the result of lower average natural gas prices received and additional production costs incurred during the current receivable period as compared to the prior comparable period, offset somewhat by increases in natural gas and crude oil volumes produced and higher average crude oil prices received during the current receivable period as compared to the prior comparable period. The additional production costs incurred and increases in natural gas and crude oil volumes produced are primarily associated with production reported by third party operators. The effect of the additional production costs incurred and increases in natural gas and crude oil volumes produced as reported by third party operators are offset somewhat by a decrease in natural gas volumes produced from Company operated properties in the current receivable period as compared to the prior comparable period. The decrease in natural gas volumes produced from Company operated properties is primarily the result of more wells voluntarily shut-in during the current receivable period as compared to the prior comparable period. The increase in accounts payable was primarily the result of more production and related other payables outstanding at December 31, 2019 as compared to the prior comparable reporting date.

The Company used cash in investing activities of $3.3 million and $4.2 million in 2019 and 2018, respectively. The $900,000 decrease in cash used in investing activities was primarily the result of less cash used for purchases of investments and property and equipment made in 2019 as compared to those made in the prior comparable period.

The Company used cash in financing activities of $1.8 million and $4,000 in 2019 and 2018, respectively. The $1.8 million increase in cash used in financing activities was primarily the result of a cash distribution paid to Unitholders in April 2019. The Company did not make any cash distributions in 2018.

The Company’s ending cash and equivalents balance of $11.8 million at December 31, 2019, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company intends to make a $0.25 per Unit distribution in April 2020 and future distributions as cash flows warrant.

The Company participated in the drilling of three new oil and gas properties in 2019. The Company’s share of proved gas reserves decreased by 3.3 BCF, or 20%, between December 31, 2018 and December 31, 2019, while proved oil reserves decreased by 57,000 BBLS, or 15%, between December 31, 2018 and December 31, 2019. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves decreased by $6.9 million between December 31, 2018 and December 31, 2019. The primary reasons for this decrease were due to decreases in average natural gas and crude oil prices in 2019, as compared to the prior comparable period, and the related downward revisions in quantities of natural gas and crude oil reserves between December 31, 2018 and 2019.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company accepted an aggregate of 68,261 of its Units of limited partnership interest at a price of $0.11 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2018. The Company accepted an aggregate of 86,388 of its Units of limited partnership interest at a price of $1.50 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2019. The Company has determined that the price associated with the 2020 Repurchase Right, based upon the December 31, 2019 calculation, is estimated to be $0.86 per Unit, net of a $0.25 per Unit distribution expected to be made in April 2020.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2019 and 2018. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,
	2019	2018

Revenues:
Crude oil and natural gas sales	93%	95%
Well management and operating	7	5
Other	-	-
Total revenues	100	100

Expenses:
Production costs	33	32
Well management and operating	4	3
Depreciation, depletion and amortization	8	7
Accretion expense	3	3
General and administrative expense	29	22
Total expenses	77	67

Other income	7	10

Income tax expense (benefit)	-	1

Net income	30%	44%

Revenues for the year ended December 31, 2019 decreased $2.3 million, or 22%, compared to the prior comparable period. This decrease was due primarily to a decrease in crude oil and natural gas sales during 2019 as compared to 2018.

Crude oil and natural gas sales decreased $2.2 million, or 24%, from 2018 to 2019. This decrease was the combined result of decreases in crude oil and natural gas volumes produced and lower average crude oil prices received during 2019 as compared to 2018. The Company’s natural gas production decreased by 461,000 MCF, or 20%, while crude oil production decreased by 13,000 BBLS, or 24%, from 2018 to 2019. The primary reasons for the decrease in crude oil and natural gas volumes produced during 2019 as compared to 2018 are less reported volumes from third party operators and production decline associated with existing oil and gas properties. The Company recognized substantial crude oil and natural gas volumes during 2018 that were reported and paid by a third party operator significantly in arrears. The average price received per MCF of natural gas increased from $2.77 in 2018 to $2.79 in 2019. The average price received per BBL of crude oil decreased from $58.28 in 2018 to $53.10 in 2019. Natural gas sales accounted for 69% and 66% of total crude oil and natural gas sales in 2019 and 2018, respectively.

Production costs decreased $644,000, or 20%, from 2018 to 2019. The decrease is primarily the result of a substantial amount of production costs recognized by the Company during 2018 that were reported by a third party operator significantly in arrears.

The Company recognized other income of $618,000 during 2019 as compared to $1.1 million of other income recognized during the prior comparable period. Other income recognized during 2019 decreased as compared to the prior comparable year primarily due to less gains recognized in association with disposals of oil and gas properties, offset somewhat by an increase in interest and dividend income. The primary reason for the increase in interest and dividend income is the result of additional investments held and the related dividends yielded on investments during 2019 as compared to the prior comparable period.

The Company reported net income of $2.4 million during 2019, a decrease of $2.1 million, or 47%, reported in 2018. The primary reasons for the decrease in net income are decreases in crude oil and natural gas sales and a decrease in other income, offset somewhat by a decrease in production costs. Net income represented 30% of total revenues during 2019, whereas net income represented 44% of total revenues during 2018.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $554,000 and $595,000 during 2019 and 2018, respectively.

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

Crude oil and natural gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions. Any increases in estimated future cash flows would have no impact on the reported value of the Company’s crude oil and natural gas properties. In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the estimated fair value of the crude oil and natural gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the crude oil and natural gas properties. Any impairment loss would reduce property and equipment as well as total assets of the Company. An impairment loss would also decrease net income. The Company did not recognize any impairment during 2019 or 2018.

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

Revenue Recognition. The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2019 or 2018. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

The Company participates (and may act as drilling contractor) with unaffiliated joint venture partners and employees in the drilling, development and operation of jointly owned crude oil and natural gas properties. Each owner, including the Company, has an undivided interest in the jointly owned properties. Generally, the joint venture partners and employees participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. The Company receives reimbursement of administrative costs associated with preparation, drilling and development of jointly owned crude oil and natural gas properties from certain joint venture partners. Accounts receivable from joint venture partners, if applicable, consist principally of drilling and development costs the Company has advanced or incurred on behalf of joint venture partners. Accounts payable to joint venture partners consist principally of deposits received from joint venture partners for drilling and development costs. The Company earns and receives monthly management and operating fees from certain joint venture partners and employees after the properties are completed and placed into production.

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

While the cost of operations is impacted by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2020, $30.36 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2019 was $2.79 per MCF, an increase of $0.02 per MCF as compared to 2018. The Company’s average price of natural gas during 2018 was $2.77 per MCF, an increase of $0.05 per MCF as compared to 2017. The Company’s average price of natural gas during 2017 was $2.72 per MCF, an increase of $0.91 per MCF as compared to 2016. The Company’s average price of natural gas during 2016 was $1.81 per MCF, a decrease of $0.48 per MCF as compared to 2015. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2020 at $1.82 per MCF and the regional basis adjustment settled for the month of March 2020 at $(0.36) per MCF, resulting in a net regional market price of $1.46 per MCF. Since 2002, the Company has had and continues to have multiple annual or biennial contracts with various purchasers of natural gas, which obligate certain purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Per the terms of one of the Company’s contracts with a gas purchaser, the Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2020, the Company did not have any significant quantities of natural gas volumes locked-in with any of its gas purchasers.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows, increasing from $33.5 million at December 31, 2012 to $41.7 million at December 31, 2013, decreasing to $28.2 million at December 31, 2014, decreasing to $(8.2) million at December 31, 2015, decreasing to $(9.9) million at December 31, 2016, increasing to $(5.1) million at December 31, 2017, increasing to $4.4 million at December 31, 2018 and decreasing to $(2.5) million at December 31, 2019.

The Company’s Standardized Measure of Discounted Future Net Cash Flows decreased by $6.9 million from December 31, 2018 to December 31, 2019. A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

Item 8.                 Financial Statements and SupplementaRY Data

See attached pages F-1 to F-23.

EVERFLOW EASTERN PARTNERS, L. P.

2019 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L. P.

Canfield, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio

March 26, 2020

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,757,057	$12,566,868
Investments	20,107,580	17,064,136
Production accounts receivable	1,208,634	1,661,669
Other	8,150	64,681
Total current assets	33,081,421	31,357,354

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	174,633,910	175,062,777
Pipeline and support equipment	791,756	762,440
Corporate and other	2,090,250	2,094,423
Gross property and equipment	177,515,916	177,919,640
Less accumulated depreciation, depletion, amortization and write down	168,720,741	168,754,778
Net property and equipment	8,795,175	9,164,862

OTHER ASSETS	131,624	125,796

TOTAL ASSETS	$42,008,220	$40,648,012

The accompanying notes are an intgral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,136,590	$1,869,885
Accrued expenses	1,425,492	1,084,347
Total current liabilities	3,562,082	2,954,232

DEFERRED INCOME TAXES	45,700	40,700

OPERATIONAL ADVANCES	2,463,685	2,135,632

ASSET RETIREMENT OBLIGATIONS	16,640,632	16,807,486

COMMITMENTS AND CONTINGENCIES	-	-

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,492,967 and 5,549,355 Units, respectively	19,063,258	18,486,440

GENERAL PARTNER'S EQUITY	232,863	223,522
Total partners' equity	19,296,121	18,709,962

TOTAL LIABILITIES AND PARTNERS' EQUITY	$42,008,220	$40,648,012

The accompanying notes are an intgral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019 and 2018

	2019	2018
REVENUES
Crude oil and natural gas sales	$7,298,279	$9,547,117
Well management and operating	538,401	551,498
Other	8,232	6,049
Total revenues	7,844,912	10,104,664

DIRECT COST OF REVENUES
Production costs	2,612,507	3,256,946
Well management and operating	321,004	320,962
Depreciation, depletion and amortization	600,180	637,642
Accretion expense	273,023	313,641
Total direct cost of revenues	3,806,714	4,529,191

GENERAL AND ADMINISTRATIVE EXPENSE	2,267,337	2,250,442
Total cost of revenues	6,074,051	6,779,633

INCOME FROM OPERATIONS	1,770,861	3,325,031

OTHER INCOME
Interest and dividend income	590,333	393,810
Gain on disposal of property and equipment	27,775	644,898
Gain on sale of other assets	-	15,164
Total other income	618,108	1,053,872

INCOME BEFORE INCOME TAXES	2,388,969	4,378,903

INCOME TAX EXPENSE (BENEFIT)
Current	28,292	(65,060)
Deferred	5,000	3,000
Total income tax expense (benefit)	33,292	(62,060)

NET INCOME	$2,355,677	$4,440,963

Allocation of Partnership Net Income:
Limited Partners	$2,327,392	$4,388,088
General Partner	28,285	52,875

Net income	$2,355,677	$4,440,963

Net income per unit	$0.42	$0.79

The accompanying notes are an intgral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Years Ended December 31, 2019 and 2018

	2019	2018

PARTNERS' EQUITY – BEGINNING OF YEAR	$18,709,962	$14,273,208

Net income	2,355,677	4,440,963

Cash distributions ($0.30 per unit in 2019)	(1,684,936)	-

Repurchase of Units	(129,582)	(7,509)

Options exercised	45,000	3,300

PARTNERS' EQUITY – END OF YEAR	$19,296,121	$18,709,962

The accompanying notes are an intgral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,355,677	$4,440,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	677,256	715,399
Accretion expense	273,023	313,641
Gain on disposal of property and equipment	(27,775)	(644,898)
Gain on sale of other assets	-	(15,164)
Deferred income taxes	5,000	3,000
Changes in assets and liabilities:
Production accounts receivable	453,035	(472,145)
Other current assets	56,531	(47,831)
Other assets	(5,828)	824
Accounts payable	266,705	(88,157)
Accrued expenses	(93,262)	12,903
Operational advances	328,053	621,708
Total adjustments	1,932,738	399,280
Net cash provided by operating activities	4,288,415	4,840,243

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,043,444)	(3,856,358)
Payments received on notes receivables from employees	-	46,870
Advances disbursed to employees	-	(3,700)
Purchase of property and equipment	(323,903)	(405,623)
Proceeds from disposal of property and equipment	38,639	40,381
Proceeds from sale of other assets	-	25,539
Net cash used in investing activities	(3,328,708)	(4,152,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(1,684,936)	-
Repurchase of Units	(129,582)	(7,509)
Proceeds from options exercised	45,000	3,300
Net cash used in financing activities	(1,769,518)	(4,209)

NET CHANGE IN CASH AND EQUIVALENTS	(809,811)	683,143

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	12,566,868	11,883,725

CASH AND EQUIVALENTS AT END OF YEAR	$11,757,057	$12,566,868

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$40,215	$3,650

The accompanying notes are an intgral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC ("EML"), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML include Everflow Management Corporation ("EMC"); two individuals who are officers and directors of EEI; one individual who is the Chairman of the Board of EEI; and one private limited liability company which also serves as Everflow’s largest limited partner. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML. EML holds no assets other than its general partner's interest in Everflow, nor does it have any liabilities. In addition, EML has no separate operations or role apart from its role as Everflow's general partner.

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

C.

Fair Value of Financial Instruments – The fair values of cash and equivalents, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturity of these financial instruments. The carrying values of the Company's long-term obligations approximate their fair value because they are considered to be at current market rates. In accordance with generally accepted accounting principles, rates available to the Company at the balance sheet dates are used to estimate the fair value of existing obligations.

D.

Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $2,463,685 and $2,135,632 of operational advances at December 31, 2019 and 2018, respectively, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs. Operational advances held on behalf of joint venture partners include approximately $390,000 and $307,800 held on behalf of employees, including Officers and Directors, at December 31, 2019 and 2018, respectively.

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

The Company’s investments are carried at fair market value based on quoted prices available in active markets and are therefore classified as Level I.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $553,953 and $595,163 during 2019 and 2018, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved crude oil and natural gas properties (on a field by field basis) for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows. Estimates of future crude oil and natural gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value, using the income approach, as the properties’ discounted estimated future net cash flows. The key assumptions above are not observable in the market and, therefore, the fair value of the oil and gas properties is classified as Level III. The Company did not write down any crude oil and natural gas properties during 2019 or 2018.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Property and Equipment (Continued)

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, building and improvements - 39 to 40 years). Depreciation on pipeline and support equipment amounted to $46,227 and $42,479 for the years ended December 31, 2019 and 2018, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $77,076 and $77,757 for the years ended December 31, 2019 and 2018, respectively.

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

Gain on disposal of property and equipment includes approximately $650,200 associated with non-cash settlements of asset retirement obligations during 2018.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Asset Retirement Obligations (Continued)

The schedule below is a reconciliation of the Company's liability for the years ended December 31:

	2019	2018

Beginning of period	$17,003,486	$17,366,270
Liabilities incurred	3,745	-
Liabilities settled	(58,622)	(676,425)
Accretion expense	273,023	313,641

End of period	$17,221,632	$17,003,486

H.	Revenue Recognition – Revenues from contracts with customers are recognized when performance obligations are satisfied in accordance with contractual terms.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at December 31, 2019 and 2018, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at December 31, 2019 and 2018, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note1.	Organization and Summary of Significant Accounting Policies

H.	Revenue Recognition (Continued)

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2019 and 2018.

The Company frequently participates (and may act as drilling contractor) with affiliated and unaffiliated joint venture partners and certain employees, officers and directors in the drilling, development and operation of jointly owned oil and gas properties. Each owner, including the Company, has an undivided interest in the jointly owned properties. Generally, the joint venture partners, employees, officers and directors participate on the same drilling/development cost basis as the Company and, therefore, no revenue, expense or income is recognized on the drilling and development of the properties. Well management and operating revenues are derived from a variety of both verbal and written operating agreements with joint venture partners, and are recognized monthly as services are provided and properties are managed and operated. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

K.

Subsequent Event – In January 2020, the Company reached an agreement with an unaffiliated third party to sell substantially all the Company’s interests in 190 oil and gas properties located in Western Pennsylvania. The Company expects to recognize a gain on sale of assets of approximately $500,000 in association with the transaction.

L.

New Accounting Standards – The Company has reviewed recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Note 2.	Current Liabilities

The Company's accounts payable and accrued expenses consist of the following at December 31:

	2019	2018
Accounts Payable:
Production and related other	$1,768,723	$1,522,106
Other	304,488	299,150
Joint venture partner deposits	63,379	48,629

Total accounts payable	$2,136,590	$1,869,885

Accrued Expenses:
Payroll and retirement plan contributions	$651,856	$692,083
Current portion of asset retirement obligations	581,000	196,000
Drilling	96,419	106,100
Other	60,300	55,100
Federal, state and local taxes	35,917	35,064

Total accrued expenses	$1,425,492	$1,084,347

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners' Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2020 Repurchase Right, based upon the December 31, 2019 calculation, is estimated to be $0.86 per Unit, net of a $0.25 per Unit distribution expected to be made in April 2020.

In June 2019, the Company repurchased 86,388 Units pursuant to the Repurchase Right at a price of $1.50 per Unit. In June 2018, the Company repurchased 68,261 Units pursuant to the Repurchase Right at a price of $0.11 per Unit. The Company did not offer to repurchase any Units pursuant to the Repurchase Right during 2017 because the price associated with the Repurchase Right was negative.

The Company has an Option Repurchase Plan (the "Option Plan") which permits the grant of options to repurchase certain Units to select officers and employees (the "Option Plan Participants"). The purpose of the Option Plan is to assist the Company in attracting and retaining officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the Option Plan Participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and certain key employees in June 2019 and 2018, respectively. All options granted were exercised on the same date. The Company did not grant any options in 2017.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,492,967 and 5,549,355 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2019 and June 2018, respectively. There were no instruments outstanding at December 31, 2019 or 2018 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Retirement Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached defined minimum age and term of service requirements (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees' contributions to the Defined Contribution Plan as annually determined by EMC's Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC's Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company's total contributions to the Defined Contribution Plan amounted to approximately $190,900 and $193,200 for the years ended December 31, 2019 and 2018, respectively.

Note 5.	Business Segments, Risks and Major Customers

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

Natural gas sales accounted for 69% and 66% of total crude oil and natural gas sales in 2019 and 2018, respectively. Approximately 79% and 71% of total crude oil and natural gas sales were derived from operated wells in 2019 and 2018, respectively. The Company had one significant purchaser of natural gas production from operated wells for the years ended December 31, 2019 and 2018 (the “Major Gas Purchaser”). Natural gas sales to the Major Gas Purchaser as a percentage of consolidated crude oil and natural gas sales were 50% and 43% in 2019 and 2018, respectively.

As of December 31, 2019, natural gas purchased by the Major Gas Purchaser covers production from approximately 590 gross operated wells. Production purchased by the Major Gas Purchaser from operated wells comprised approximately 71% and 65% of the Company's consolidated natural gas sales in 2019 and 2018, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Business Segments, Risks and Major Customers (Continued)

The Company sells substantially all its crude oil production from operated wells to one purchaser (the “Major Oil Purchaser”).

The Company's production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management's review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2019 and 2018. The Company expects that the Major Gas Purchaser and Major Oil Purchaser will continue to be the only major customers for natural gas and crude oil production from its operated wells in 2020. Historically, the Company has not tracked the purchasers of natural gas and crude oil derived from third party operated wells which may have the same customers.

Note 6.	Commitments and Contingencies

The Company has multiple contracts with the Major Gas Purchaser which obligate the Major Gas Purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

The Company is party to various legal proceedings and claims in the ordinary course of its business and believes the outcome of such matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (COVID-19) a global pandemic.  As a result, physical and economic uncertainties have arisen which are likely to negatively impact the Company’s operations.  Other financial impacts could occur though any such potential impact is unknown at this time.

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited)

The following supplemental unaudited oil and gas information is required by generally accepted accounting principles.

The tables on the following pages set forth pertinent data with respect to the Company's oil and gas properties, all of which are located within the continental United States.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2019	2018

Proved oil and gas properties	$174,633,910	$175,062,777

Pipeline and support equipment	791,756	762,440

Gross capitalized costs	175,425,666	175,825,217

Accumulated depreciation, depletion, amortization and write down	167,541,207	167,611,775

Net capitalized costs	$7,884,459	$8,213,442

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2019	2018

Property acquisition costs	$23,018	$49,855
Development costs	125,071	277,899

The Company had no purchases of producing oil and gas properties in 2019 or 2018.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND
GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2019	2018

Crude oil and natural gas sales	$7,298,279	$9,547,117
Production costs	(2,612,507)	(3,256,946)
Depreciation, depletion and amortization	(600,180)	(637,642)
Accretion expense	(273,023)	(313,641)

Results of operations before income tax expense (benefit)	3,812,569	5,338,888

Income tax expense (benefit)	30,000	(60,000)

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$3,782,569	$5,398,888

Income tax expense was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)

Balance, January 1, 2018	290,000	11,244,000
Production	(55,000)	(2,301,000)
Revision of previous estimates	151,000	7,415,000

Balance, December 31, 2018	386,000	16,358,000
Extensions, discoveries and other additions	20,000	95,000
Production	(42,000)	(1,840,000)
Revision of previous estimates	(35,000)	(1,578,000)

Balance, December 31, 2019	329,000	13,035,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. The Company had less than 100 net proved undeveloped acres at December 31, 2019 and 2018, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $33,300 at December 31, 2019 and 2018, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2019	2018
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$45,488	$67,050
Future production and development costs	(26,931)	(36,575)
Future asset retirement obligations, net of salvage	(15,828)	(15,871)
Future income tax expense	(170)	(321)

Future net cash flows	2,559	14,283
Effect of discounting future net cash flows at 10% per annum	(5,061)	(9,839)

Standardized measure of discounted future net cash flows	$(2,502)	$4,444

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2019	2018
	(Thousands of Dollars)

Balance, beginning of year	$4,444	$(5,054)
Extensions, discoveries and other additions	551	-
Revision of quantity estimates	(1,650)	8,543
Sales of crude oil and natural gas, net of production costs	(4,686)	(6,290)
Net change in income taxes	88	(112)
Net changes in prices and production costs	(5,161)	4,096
Accretion of discount	444	(505)
Other	3,468	3,766

Balance, end of year	$(2,502)	$4,444

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $2.17 and $2.63 per MCF at December 31, 2019 and 2018, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $52.14 and $62.12 per BBL at December 31, 2019 and 2018, respectively.

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2019.

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

Management is responsible for assessing the effectiveness of our internal controls over financial reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessment, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal control over financial reporting during 2019 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

Item 10.                Directors, Executive Officers AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2020 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; and one private New York limited liability company.

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

EEI has continued its separate existence as a holder of interests in many of the same crude oil and natural gas properties that the Company operates. EEI also employs all personnel to conduct all of the Company’s business. All of EEI’s outstanding shares are owned by the Company.

Directors and Officers of EEI and EMC.   The executive officers and directors of EEI and EMC as of March 10, 2020 are as follows:

		Positions and	Positions and
Name	Age	Offices with EEI	Offices with EMC

Thomas L. Korner	66	Chairman of the Board	Chairman of the Board
		and director	and director

Peter H. Sykes	63	None	Director

William A. Siskovic	64	President, Principal	President, Principal
		Executive Officer	Executive Officer
		and director	and director

Brian A. Staebler	45	Vice President, Secretary-	Vice President, Secretary-
		Treasurer, Principal	Treasurer, Principal
		Financial and Accounting	Financial and Accounting
		Officer and director	Officer and director

All directors of EEI are elected to serve by the Company, which is EEI’s sole shareholder. All officers of EEI serve at the pleasure of the Board of Directors. Directors and officers of EEI received no compensation or fees for their services to EEI or their services on behalf of the Company in 2019 and 2018. Effective January 1, 2019, all personnel previously employed by the Company, including officers of EEI, are now employed directly by EEI to conduct all business affairs of the Company.

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

Peter H. Sykes has been a director of EMC since November 2008. Mr. Sykes is the founder and former President of Sykes Wealth Strategies Inc., which provided financial advice to individuals, endowments, partnerships and corporations, from 2005 to 2019. Mr. Sykes has also served as an account vice president with UBS Financial and Paine Webber, both financial services companies, from 1984 until 2005. Mr. Sykes’ experience as a senior executive in financial consulting, with partnerships and corporations in particular, provides the Company with a valuable resource and qualifies him as a director.

William A. Siskovic was appointed to serve as President and Principal Executive Officer of EEI and EMC in January 2010. Prior to this appointment Mr. Siskovic had been a Vice President of EEI since January 1989 and a Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a director of EMC. He had served as Principal Financial and Accounting Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. Mr. Siskovic’s experience as a senior financial executive with EEI and EMC since the Company’s formation provides the Company with a valuable resource and qualifies him for his role as officer and director. He now supervises and oversees all aspects of the Company and EEI’s business, including oil and gas property acquisition, development, operation and marketing. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company. From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm’s oil and gas consulting practice in the Cleveland, Ohio office. From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer. Mr. Siskovic has a Business Administration Degree in Accounting from Cleveland State University, is a current member of the Ohio Oil and Gas Association, and currently serves on the Board of Trustees of the Children's Mental Health Circle of Friends Foundation, a nonprofit organization that serves a counseling center providing behavioral health care services.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the Securities and Exchange Commission.

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2019 were timely made.

Item 11.                Executive Compensation

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated by either the Company (2018) or EEI (effective January 1, 2019). The compensation described below represents all compensation from either the Company or EEI.

Overview of 2019 Executive Compensation Components

Components of executive compensation in the 2019 fiscal year for the executive officers of EMC and EEI include the following:

●	base salary

●	annual cash bonuses

●	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2019 are shown in the Summary Compensation Table appearing further below in this Item 11.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2019, the Board of Directors set a range of these bonuses between 100% and 160% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2019, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2019, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2020 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 100% and 160% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

Retirement and Other Benefits

The executive officers are entitled to the same benefits coverage as other employees such as health insurance, life and disability insurance, participation in the Company’s 401(k) plan, and the reimbursement of ordinary and reasonable business expenses. The executive officers are also provided with additional supplementary life insurance and a Company owned vehicle.

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees. The Company granted a total of 20,000 options to executive officers in 2019 and 2018, respectively, all of which were exercised immediately.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2019 and 2018, of those persons who were at December 31, 2019: (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI. The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

	SUMMARY COMPENSATION TABLE

	Annual Compensation

				Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)		Total

William A. Siskovic,	2019	$145,400	$195,000	$52,600	(2)	$393,000
President and Principal	2018	$134,800	$185,200	$48,500	(2)	$368,500
Executive Officer

Brian A. Staebler,	2019	$132,700	$150,000	$46,500	(3)	$329,200
Vice President and	2018	$122,600	$138,000	$43,400	(3)	$304,000
Principal Financial and
Accounting Officer

No Named Executive Officer received personal benefits or perquisites during 2019 or 2018 in excess of $10,000.

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

(2)

During fiscal years ended December 31, 2019 and 2018, includes $28,200 and $24,600, respectively, contributed as profit sharing to the Defined Contribution Plan, $16,800 and $16,500 contributed as matching contributions to the Defined Contribution Plan, $1,300 and $1,100, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,300 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(3)

During fiscal years ended December 31, 2019 and 2018, includes $28,200 and $23,700, respectively, contributed as profit sharing to the Defined Contribution Plan, $13,800 and $15,700, respectively, contributed as matching contributions to the Defined Contribution Plan, $2,600 and $2,700 considered taxable wages with respect to personal use of a Company vehicle, and $1,900 and $1,300 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

None of the Named Executive Officers has an employment agreement with the Company or EEI.

Outstanding Equity Awards

The Company granted a total of 20,000 options to executive officers in 2019 and 2018, respectively, all of which were exercised immediately. There were no outstanding unexercised options as of December 31, 2019 or 2018.

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

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler, Robert F. Sykes and Peter H. Sykes did not receive any additional compensation for their service as Directors during 2019 or 2018. Robert F. Sykes was a Director of EMC and EEI through May 2018.

Item 12.                Security Ownership of Certain Beneficial Owners and Management AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 10, 2020 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; and one private New York limited liability company. The General Partner of the Company owns a 1.21% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2020 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
	Units in	of Units in	Management	Interest in
Name of Holder	Company	Company (1)	Limited, LLC (2)	EMC

Directors and Executive Officers
William A. Siskovic (officer and director of EMC)	105,348	1.92	18.18	18.18
Peter H. Sykes (3) (director of EMC)	80,902	1.47	-	-
Thomas L. Korner (Chairman of the Board & director of EMC)	63,477	1.16	18.18	18.18
Brian A. Staebler (officer and director of EMC)	35,406	0.64	9.09	9.09
	285,133	5.19	45.45	45.45

Other Beneficial Owners of >5% of the Company
Catherine S. Massie (4)	837,674	15.25	54.55	54.55
	1,122,807	20.44	100.00	100.00

(1)

Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.21% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.

(3)	Includes 80,902 Units held by PHS Associates, a New York limited partnership owned by the family of Peter H. Sykes.

(4)

Includes 729,805 Units, or 13.29% of the Company’s outstanding Units, held by Sykes Associates, LLC, a New York limited liability company located at 27 Wexford Glen, Pittsford, NY 14534, of which Catherine S. Massie is co-manager, and 107,869 Units, or 1.96% of the Company’s outstanding Units, held by CSM Associates, a New York limited partnership owned by the family of Catherine S. Massie. DFS Associates, a New York limited partnership owned by the family of David F. Sykes, owns an additional 80,902 Units, or 1.47% of the Company’s outstanding Units. David F. Sykes is also co-manager of Sykes Associates, LLC. Neither Catherine S. Massie nor David F. Sykes are officers or directors of EMC.

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. William A. Siskovic, Thomas L. Korner and Brian A. Staebler each made investments in crude oil and natural gas properties and pipelines, including deposits for projects scheduled to commence in the subsequent year, during 2019 and 2018 in the amount of $8,900 and $11,700, respectively.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2019 and 2018. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2019 and 2018, respectively.

	December 31,
	2019	2018

Audit fees	$170,000	$171,700
Audit related fees	-	-
Tax fees	5,100	9,200
All other fees	-	-

Total	$175,100	$180,900

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. Tax fees include fees for tax planning and tax advice.

The Company has a policy to assure the independence of its registered public accounting firm. Prior to each fiscal year, the audit committee receives a written report from its independent auditor describing the elements expected to be performed in the course of its audit of the Company’s financial statements for the coming year. All audit related and other services were pre-approved for 2019 by the audit committee.

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

(a)	(1)	Exhibits

See the Exhibit Index at page E-1 of this Annual Report on Form 10-K.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibits required to be filed by the Company pursuant to Item 601 of Regulation S-K are contained in the Exhibits listed under Item 15(a)(3).

(c)	Financial Statements Schedules required by Regulation S-X (17 CFR 210)

All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

ITEM 16.               FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2008	(4)

3.8	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Everflow Eastern Partners, L.P.	(8)

4.1	Description of Securities

10.1	Shareholders Agreement for Everflow ManagementCorporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 11, 2020 concerning evaluation of oil and gas reserves.

99.2	Audit Committee Charter of Everflow Management Corporation	(7)

E-1

EXHIBIT INDEX

Exhibit No.	Description

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-19279).

(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018 (File No. 0-19279).

E-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Peter H. Sykes	Director	March 26, 2020
Peter H. Sykes

By:	/s/ Thomas L. Korner	Director	March 26, 2020
Thomas L. Korner

By:	/s/ William A. Siskovic	President, Principal	March 26, 2020
	William A. Siskovic	Executive Officer and
Director

By:	/s/ Brian A. Staebler	Vice President, Secretary-	March 26, 2020
	Brian A. Staebler	Treasurer, Principal
Financial and Accounting
Officer and Director