Form 10-Q
period 2020-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2020-05-14
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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
None

There were 5,492,967 Units of limited partnership interest of the registrant as of May 10, 2020. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2020.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

MARCH 31, 2020

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$11,191,065	$11,757,057
Investments	19,947,400	20,107,580
Production accounts receivable	1,002,277	1,208,634
Other	15,250	8,150
Total current assets	32,155,992	33,081,421

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	146,825,467	174,633,910
Pipeline and support equipment	719,988	791,756
Corporate and other	2,090,250	2,090,250
Gross property and equipment	149,635,705	177,515,916

Less accumulated depreciation, depletion, amortization and write down	141,455,257	168,720,741
Net property and equipment	8,180,448	8,795,175

OTHER ASSETS	131,624	131,624

TOTAL ASSETS	$40,468,064	$42,008,220

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,726,186	$2,136,590
Accrued expenses	577,317	1,425,492
Total current liabilities	3,303,503	3,562,082

DEFERRED INCOME TAXES	45,700	45,700

OPERATIONAL ADVANCES	2,496,975	2,463,685

ASSET RETIREMENT OBLIGATIONS	15,180,475	16,640,632

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,492,967 Units	19,206,795	19,063,258

GENERAL PARTNER'S EQUITY	234,616	232,863
Total partners' equity	19,441,411	19,296,121

TOTAL LIABILITIES AND PARTNERS' EQUITY	$40,468,064	$42,008,220

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
REVENUES
Crude oil and natural gas sales	$1,243,006	$2,741,196
Well management and operating	139,968	149,822
Other	2,407	2,294
Total revenues	1,385,381	2,893,312

DIRECT COST OF REVENUES
Production costs	679,923	857,175
Well management and operating	84,563	87,899
Depreciation, depletion and amortization	184,772	114,544
Accretion expense	65,300	74,700
Total direct cost of revenues	1,014,558	1,134,318

GENERAL AND ADMINISTRATIVE EXPENSE	570,961	602,864
Total cost of revenues	1,585,519	1,737,182

INCOME (LOSS) FROM OPERATIONS	(200,138)	1,156,130

OTHER INCOME
Investment income (loss)	(155,218)	179,169
Gain on disposal of property and equipment	500,646	38,600
Total other income	345,428	217,769

NET INCOME	$145,290	$1,373,899

Allocation of Partnership Net Income:
Limited Partners	$143,537	$1,357,485
General Partner	1,753	16,414

Net income	$145,290	$1,373,899

Net income per unit	$0.03	$0.24

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019

PARTNERS' EQUITY - BEGINNING OF PERIOD	$19,296,121	$18,709,962

Net income	145,290	1,373,899

PARTNERS' EQUITY - END OF PERIOD	$19,441,411	$20,083,861

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,290	$1,373,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	203,172	132,344
Accretion expense	65,300	74,700
Unrealized (gain) loss on investments	261,343	(51,305)
Gain on disposal of property and equipment	(500,646)	(38,600)
Changes in assets and liabilities:
Production accounts receivable	206,357	(312,900)
Other current assets	(7,100)	56,531
Other assets	-	(348)
Accounts payable	120,662	214,653
Accrued expenses	(473,175)	(494,285)
Operational advances	33,290	132,281
Total adjustments	(90,797)	(286,929)
Net cash provided by operating activities	54,493	1,086,970

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(101,163)	(114,209)
Purchase of property and equipment	(50,388)	(8,080)
Proceeds from disposal of property and equipment	-	32,600
Settlement of disposal of property and equipment	(468,934)	-
Net cash used in investing activities	(620,485)	(89,689)

NET CHANGE IN CASH AND EQUIVALENTS	(565,992)	997,281

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,757,057	12,566,868

CASH AND EQUIVALENTS - END OF PERIOD	$11,191,065	$13,564,149

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,652	$11,135

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.

Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2020.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company operates for their anticipated share of future plugging and abandonment costs. As of March 31, 2020 and December 31, 2019, cash and equivalents include $2,496,975 and $2,463,685, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $560,300 and $390,000 as of March 31, 2020 and December 31, 2019, respectively.

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

Gain on disposal of property and equipment includes approximately $500,700 and $6,000 associated with non-cash settlements of asset retirement obligations during the three month periods ended March 31, 2020 and 2019, respectively.

I.	Revenue Recognition – Revenues from contracts with customers are recognized when performance obligations are satisfied in accordance with contractual terms.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at March 31, 2020 and December 31, 2019, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2020 and December 31, 2019, respectively.

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

L.

New Accounting Standards - The Company has reviewed recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

M.	Reclassifications – Certain prior period amounts have been reclassified to conform with the current period’s presentation.

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Accounts Payable:
Production and related other	$1,897,992	$1,768,723
Other	764,815	304,488
Joint venture partner deposits	63,379	63,379

Total accounts payable	$2,726,186	$2,136,590

Accrued Expenses:
Current portion of asset retirement obligations	$206,000	$581,000
Payroll and retirement plan contributions	135,559	651,856
Other	130,300	60,300
Drilling	96,419	96,419
Federal, state and local taxes	9,039	35,917

Total accrued expenses	$577,317	$1,425,492

Disposals of property and equipment reflect additions to accounts payable – other.

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2020 Repurchase Right, based upon the December 31, 2019 calculation, is expected to be $0.86 per Unit, net of a $0.25 per Unit distribution made in April 2020.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,492,967 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2019. There were no instruments outstanding at March 31, 2020 or 2019 that would potentially dilute net income per Unit.

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

In March 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (“COVID-19”) a global pandemic. COVID-19 has led to global shutdowns as governments imposed regulations in efforts to control the spread of COVID-19. As a result, physical and economic uncertainties have arisen which have negatively impacted the Company’s operations, cash flows and financial position.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) was enacted into law. The CARES Act, among several other economic stimulus benefits, established the United States Small Business Administration’s Paycheck Protection Program (the “PPP”). In April 2020, EEI applied and was approved for a $327,000 loan associated with the PPP.

The Company is party to various legal proceedings and claims in the ordinary course of its business. The Company believes that the outcome of these matters will not have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (“COVID-19”) a global pandemic. COVID-19 has led to global shutdowns as governments imposed regulations in efforts to control the spread of COVID-19. As a result, physical and economic uncertainties have arisen which have negatively impacted the Company’s operations, cash flows and financial condition.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$28,852	78%	$29,519	77%
Property and equipment (net)	8,180	22	8,795	23
Other	132	-	132	-
Total	$37,164	100%	$38,446	100%

Deferred income taxes	$46	-%	$46	-%
Long-term liabilities	17,677	48	19,104	50
Partners' equity	19,441	52	19,296	50
Total	$37,164	100%	$38,446	100%

Working capital of $28.9 million as of March 31, 2020 represented a decrease of $667,000 from December 31, 2019, due primarily to decreases in cash and equivalents, investments and production accounts receivable, and an increase in accounts payable, offset somewhat by a decrease in accrued expenses. The decrease in cash and equivalents is primarily the result of cash provided by operating activities and existing cash and equivalents being used in investing activities. The decrease in investments is primarily the result of unrealized market losses, offset somewhat by additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in production accounts receivable is primarily the result of decreases in average crude oil and natural gas prices received during the current receivable period as compared to the prior comparable receivable period, offset somewhat by an increase in natural gas volumes produced and decreases in production costs incurred during the current receivable period as compared to the prior comparable receivable period. The increase in volumes produced is primarily the result of additional Company operated wells producing during the current receivable period that were otherwise voluntarily shut-in during the prior comparable receivable period. The decrease in production costs incurred is primarily associated with production reported by third party operators. The increase in accounts payable is primarily the result of additional other payables recognized at March 31, 2020 in association with the disposal of various oil and gas properties made during the three month period ending March 31, 2020. The decrease in accrued expenses is primarily the result of all payroll and retirement contributions accrued at December 31, 2019 being paid during the three months ended March 31, 2020, as well as less asset retirement obligations being classified as current liabilities at March 31, 2020 as compared to December 31, 2019.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company was approved for a $327,000 loan associated with the United States Small Business Administration’s Paycheck Protection Program. The Company has no other borrowings and no other principal indebtedness is outstanding as of May 10, 2020.

The Company’s cash flow provided by operations before the change in working capital was $208,000 during the three months ended March 31, 2020, a decrease of $1.4 million as compared to $1.6 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $153,000 during the three months ended March 31, 2020. Cash flows provided by operating activities was $54,000 for the three months ended March 31, 2020. The Company used existing cash and equivalents to fund the payment of a Unitholder distribution amounting to approximately $1.4 million in April 2020.

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

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2020 and 2019. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2020	2019

Revenues:
Crude oil and natural gas sales	90%	95%
Well management and operating	10	5
Total revenues	100%	100%

Expenses:
Production costs	49	30
Well management and operating	6	3
Depreciation, depletion and amortization	13	4
Accretion expense	5	3
General and administrative	41	20
Total expenses	114%	60%

Other income:
Investment income (loss)	(11)	6
Gain on disposal of property and equipment	36	1
Total other income	25%	7%

Net income	11%	47%

Revenues for the three month period ended March 31, 2020 decreased $1.5 million, or 52%, as compared to the prior comparable period. The decrease was primarily the result of a decrease in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $1.5 million, or 55%, during the three months ended March 31, 2020 as compared to the prior comparable period. The decrease was primarily the result of less natural gas and crude oil volumes produced, as well as lower average natural gas and crude oil prices received, during the three months ended March 31, 2020 as compared to the prior comparable period. The decrease in volumes produced was primarily the result of less reported volumes recognized from third party operated properties, during the three months ended March 31, 2020 as compared to the prior comparable period.

Production costs decreased $177,000, or 21%, during the three months ended March 31, 2020 as compared to the prior comparable period. The decrease was primarily the result of less costs recognized in association with third party operated properties during the three month period ended March 31, 2020, as well as decreases in various repairs and maintenance expenses associated with Company operated properties during the three month period ended March 31, 2020, each as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) increased $70,000, or 61%, during the three months ended March 31, 2020 as compared to the prior comparable period. The primary reasons for the increase are lower projected crude oil and natural gas reserves during the three month period ended March 31, 2020 as compared to the prior comparable period. The decrease in projected crude oil and natural gas reserves is primarily the result of lower benchmark crude oil and natural gas prices indexed throughout the first three months of 2020 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2020 benchmark prices project to decrease reserves at December 31, 2020, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2019, the prior valuation date. The effect that lower projected crude oil and natural gas reserves had on DD&A was offset somewhat by less crude oil and natural gas volumes produced during the three month period ended March 31, 2020 as compared to the prior comparable period.

Other income increased $128,000, or 59%, during the three months ended March 31, 2020 as compared to prior comparable period. The primary reason for the increase was the result of an increase in gain on disposal of property and equipment recognized during the three months ended March 31, 2020 as compared to the prior comparable period, offset somewhat by the effect of investment loss recognized during the three months ended March 31, 2020 as compared to investment gain recognized during the prior comparable period. The increase in gain on disposal of property and equipment was primarily the result of the Company selling substantially all of its interests in 190 oil and gas properties during the three month period ended March 31, 2020 as compared to the sale of 1 oil and gas property during the prior comparable period. The Company recognized $261,000 of unrealized loss on investments during the three month period ended March 31, 2020, as compared to $51,000 of unrealized gain on investments recognized during the prior comparable period.

The Company reported net income of $145,000 and $1.4 million during the three months ended March 31, 2020 and 2019, respectively, representing 11% and 47% of total revenues during the three month periods ended March 31, 2020 and 2019, respectively. The decrease in net income was primarily the result of a decrease in crude oil and natural gas sales, offset somewhat by decreases in production costs and an increase in other income.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Forward-Looking Statements

Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipate,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production, the ability to locate economically productive oil and gas prospects for development by the Company and the impact of COVID-19 on the Company’s business and the global economy generally. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2019, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: May 14, 2020	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)