Form 10-Q
period 2020-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2020-08-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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
None

There were 5,441,928 Units of limited partnership interest of the registrant as of August 10, 2020. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2020.

EVERFLOW EASTERN PARTNERS, L.P.

Part I:  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,261,207	$11,757,057
Investments	20,307,895	20,107,580
Production accounts receivable	647,964	1,208,634
Other	15,650	8,150
Total current assets	31,232,716	33,081,421

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	146,502,667	174,633,910
Pipeline and support equipment	719,988	791,756
Corporate and other	2,090,250	2,090,250
Gross property and equipment	149,312,905	177,515,916

Less accumulated depreciation, depletion, amortization and write down	141,306,533	168,720,741
Net property and equipment	8,006,372	8,795,175

OTHER ASSETS	131,567	131,624

TOTAL ASSETS	$39,370,655	$42,008,220

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,776,174	$2,136,590
Accrued expenses	1,343,740	1,425,492
Total current liabilities	4,119,914	3,562,082

DEFERRED INCOME TAXES	45,700	45,700

OPERATIONAL ADVANCES	2,501,717	2,463,685

ASSET RETIREMENT OBLIGATIONS	14,863,775	16,640,632

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,441,928 and 5,492,967 Units, respectively	17,622,270	19,063,258

GENERAL PARTNER'S EQUITY	217,279	232,863
Total partners' equity	17,839,549	19,296,121

TOTAL LIABILITIES AND PARTNERS' EQUITY	$39,370,655	$42,008,220

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2020	2019	2020	2019
REVENUES
Crude oil and natural gas sales	$482,121	$1,788,101	$1,725,127	$4,529,297
Well management and operating	80,750	145,039	220,718	294,861
Other	1,097	1,952	3,504	4,246
Total revenues	563,968	1,935,092	1,949,349	4,828,404

DIRECT COST OF REVENUES
Production costs	335,314	527,307	1,015,237	1,384,482
Well management and operating	48,575	86,955	133,138	174,854
Depreciation, depletion and amortization	149,476	112,268	334,248	226,812
Accretion expense	63,800	71,900	129,100	146,600
Total direct cost of revenues	597,165	798,430	1,611,723	1,932,748

GENERAL AND ADMINISTRATIVE EXPENSE	492,839	493,100	1,063,800	1,095,964
Total cost of revenues	1,090,004	1,291,530	2,675,523	3,028,712

INCOME (LOSS) FROM OPERATIONS	(526,036)	643,562	(726,174)	1,799,692

OTHER INCOME
Investment income	361,884	163,387	206,666	342,556
Gain (Loss) on disposal of property and equipment	(3,800)	(1,300)	496,846	37,300
Total other income	358,084	162,087	703,512	379,856

NET INCOME (LOSS)	$(167,952)	$805,649	$(22,662)	$2,179,548

Allocation of Partnership Net Income (Loss):
Limited Partners	$(165,926)	$796,025	$(22,389)	$2,153,510
General Partner	(2,026)	9,624	(273)	26,038

Net income (loss)	$(167,952)	$805,649	$(22,662)	$2,179,548

Net income (loss) per Unit	$(0.03)	$0.15	$-	$0.39

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019

PARTNERS' EQUITY - BEGINNING OF PERIOD	$19,296,121	$18,709,962

Net income (loss)	(22,662)	2,179,548

Cash distributions ($0.25 per unit in 2020 and $0.30 per unit in 2019, respectively)	(1,390,016)	(1,684,936)

Repurchase of Units	(69,694)	(129,582)

Options exercised	25,800	45,000

PARTNERS' EQUITY - END OF PERIOD	$17,839,549	$19,119,992

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,662)	$2,179,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	371,148	267,512
Accretion expense	129,100	146,600
Unrealized gain on investments	(20,657)	(85,776)
Gain on disposal of property and equipment	(496,846)	(37,300)
Changes in assets and liabilities:
Production accounts receivable	560,670	377,606
Other current assets	(7,500)	56,531
Other assets	57	(495)
Accounts payable	170,650	216,101
Accrued expenses	(489,378)	(453,674)
Operational advances	38,032	240,805
Total adjustments	255,276	727,910
Net cash provided by operating activities	232,614	2,907,458

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(179,658)	(229,679)
Purchase of property and equipment	(50,388)	(113,478)
Proceeds from disposal of property and equipment	7,800	33,700
Settlement of disposal of property and equipment	(468,934)	-
Net cash used in investing activities	(691,180)	(309,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	326,932	-
Distributions	(1,390,016)	(1,684,936)
Proceeds from options exercised	25,800	45,000
Net cash used in financing activities	(1,037,284)	(1,639,936)

NET CHANGE IN CASH AND EQUIVALENTS	(1,495,850)	958,065

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,757,057	12,566,868

CASH AND EQUIVALENTS - END OF PERIOD	$10,261,207	$13,524,933

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,652	$11,135

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML include Everflow Management Corporation ("EMC"), two individuals who are officers and directors of EEI, one individual who is the Chairman of the Board of EEI, and a private limited liability company which also represents Everflow’s largest limited partner. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of June 30, 2020 and December 31, 2019, cash and equivalents include $2,501,717 and $2,463,685, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $565,000 and $390,000 as of June 30, 2020 and December 31, 2019, respectively.

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

Gain on disposal of property and equipment includes approximately $495,200 and $5,100 associated with non-cash settlements of asset retirement obligations during the six month period ended June 30, 2020 and 2019, respectively. Loss on disposal of property and equipment includes approximately $5,500 and $900 associated with non-cash settlements of asset retirement obligations during the three month period ended June 30, 2020 and 2019, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at June 30, 2020 and December 31, 2019, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2020 and December 31, 2019, respectively.

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

N.

Subsequent Event – In July 2020, the Company reached an agreement with an unaffiliated third party to sell substantially all the Company’s interests in 47 oil and gas properties located in Western Pennsylvania. The Company expects to recognize a gain on the sale of assets of approximately $570,000 in association with the transaction.

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Accounts Payable:
Production and related other	$1,945,376	$1,768,723
Other	767,419	304,488
Joint venture partner deposits	63,379	63,379

Total accounts payable	$2,776,174	$2,136,590

Accrued Expenses:
Current portion of asset retirement obligations	$554,000	$581,000
Paycheck Protection Program loan	326,932	-
Payroll and retirement plan contributions	271,118	651,856
Drilling	96,419	96,419
Repurchase of Units	69,694	-
Federal, state and local taxes	18,077	35,917
Other	7,500	60,300

Total accrued expenses	$1,343,740	$1,425,492

In March 2020, the Coronavirus Aid, Relief and Economic Security Act was enacted into law. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”) was enacted into law in June 2020. Among several other economic stimulus benefits, these laws established the United States Small Business Administration’s

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.

Current Liabilities (Continued)

Paycheck Protection Program (the “PPP”). In April 2020, EEI received a $326,932 unsecured PPP loan through a commercial bank. Provisions of the PPP allow the Company to apply for partial or full forgiveness of the loan provided the proceeds are used for covered expenditures and certain other requirements are satisfied. The unforgiven portion of the loan, if any, is payable in eighteen monthly installments (plus interest at a rate of 0.98% per annum). Under the Flexibility Act, certain provisions of the PPP loan are eligible to be modified and the Company is currently evaluating the impact of these provisions.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2020 Repurchase Right, based upon the December 31, 2019 calculation, was $0.86 per Unit, net of a $0.25 per Unit distribution made in April 2020.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.

Partners’ Equity (Continued)

In June 2020, the Company repurchased 81,039 Units pursuant to the Repurchase Right at a price of $0.86 per Unit. In June 2019, the Company repurchased 86,388 Units pursuant to the Repurchase Right at a price of $1.50 per Unit. In June 2018, the Company repurchased 68,261 Units pursuant to the Repurchase Right at a price of $0.11 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and key employees in June 2020, 2019 and 2018, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,441,928 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2020. There were no instruments outstanding at June 30, 2020 or 2019 that would potentially dilute net income per Unit.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$27,113	77%	$29,519	77%
Property and equipment (net)	8,006	23	8,795	23
Other	132	-	132	-
Total	$35,251	100%	$38,446	100%

Deferred income taxes	$46	-%	$46	-%
Long-term liabilities	17,365	49	19,104	50
Partners' equity	17,840	51	19,296	50
Total	$35,251	100%	$38,446	100%

Working capital of $27.1 million as of June 30, 2020 represented a decrease of $2.4 million from December 31, 2019, due primarily to decreases in cash and equivalents and production accounts receivable, as well as an increase in accounts payable; offset somewhat by an increase in investments. The decrease in cash and equivalents is primarily the result of cash provided by operating activities and existing cash and equivalents being used in investing and financing activities. The decrease in production accounts receivable is the combined result of decreases in natural gas volumes produced, crude oil volumes sold and lower natural gas and crude oil prices received during the current receivable production period as compared to the prior comparable period, offset somewhat by decreases in production costs incurred during the current receivable period as compared to the prior comparable receivable period. The decreases in natural gas volumes produced and production costs are primarily the result of additional Company operated properties being shut-in during the current receivable period that were otherwise producing during the prior comparable receivable period. The decrease in crude oil volumes sold during the current receivable period as compared to the prior comparable receivable period is primarily the result of the Company strategically holding much of its crude oil production in field tanks and delaying shipment during the COVID-19 pandemic while extreme market price volatility was prevalent. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at June 30, 2020 as compared to the prior comparable reporting date, as well as additional other payables recognized at June 30, 2020 in association with the disposal of various oil and gas properties made during the six month period ending June 30, 2020. The increase in investments was primarily the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities.

           The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company obtained a $327,000 loan through the United States Small Business Administration’s Paycheck Protection Program. The Company has had no other borrowings and no other principal indebtedness was outstanding as of August 10, 2020.

           The Company’s cash flow provided by operations before the change in working capital was $19,000 during the six months ended June 30, 2020, a decrease of $2.8 million as compared to $2.8 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $214,000 during the six months ended June 30, 2020. Cash flows provided by operating activities was $233,000 for the six months ended June 30, 2020. The Company used cash provided by operating activities as well as existing cash and equivalents to fund the payment of a distribution amounting to approximately $1.4 million in April 2020.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2021 Repurchase Right, if necessary.

The Company has multiple contracts with Dominion Field Services (“Dominion”) which obligate Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2020 and 2019. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenues:
Crude oil and natural gas sales	86%	92%	89%	94%
Well management and operating	14	8	11	6
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	59	27	52	29
Well management and operating	9	4	7	4
Depreciation, depletion and amortization	27	6	17	5
Accretion expense	11	4	7	3
General and administrative expense	87	25	54	22
Total expenses	193%	66%	137%	63%

Other income:
Investment income	64	8	11	7
Gain (Loss) on disposal of property and equipment	(1)	-	25	1
Total other income	63%	8%	36%	8%

Net income (loss)	(30)%	42%	(1)%	45%

Revenues for the three month period ended June 30, 2020 decreased $1.4 million, or 71%, as compared to the prior comparable period. Revenues for the six month period ended June 30, 2020 decreased $2.9 million, or 60%, as compared to the prior comparable period. Both revenue variances were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $1.3 million, or 73%, during the three months ended June 30, 2020 as compared to the prior comparable period. Crude oil and natural gas sales decreased $2.8 million, or 62%, during the six months ended June 30, 2020 as compared to the prior comparable period. The decreases were primarily the result of less natural gas volumes produced and less crude oil volumes sold, as well as lower average natural gas and crude oil prices received, during the three and six month periods ended June 30, 2020 as compared to the prior comparable periods. The decrease in natural gas volumes produced during the three and six month periods ended June 30, 2020 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2020 that were not shut-in during the prior comparable periods, as well as less reported volumes recognized from third party operated properties. The decrease in crude oil volumes sold during the three and six month periods ended June 30, 2020 as compared to the prior comparable periods was primarily the result of the Company strategically holding much of its crude oil production in field tanks and delaying shipment during the COVID-19 pandemic while extreme market price volatility was prevalent.

Production costs decreased $192,000, or 36%, during the three months ended June 30, 2020 as compared to the prior comparable period. Production costs decreased $369,000, or 27% during the six months ended June 30, 2020 as compared to the prior comparable period. The primary reasons for both of the decreases are the result of less costs recognized in association with third party operated properties and decreased costs associated with Company operated properties as more Company operated properties were voluntarily shut-in during the three and six month periods ended June 30, 2020 as compared to the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) increased $37,000, or 33% during the three months ended June 30, 2020 as compared to the prior comparable period. DD&A increased $107,000, or 47% during the six months ended June 30, 2020 as compared to the prior comparable period. The primary reasons for both of the increases are lower projected crude oil and natural gas reserves during the three and six month periods ended June 30, 2020 as compared to the prior comparable periods. The decrease in projected crude oil and natural gas reserves is primarily the result of lower benchmark crude oil and natural gas prices indexed throughout the first three and six months of 2020 as compared to the benchmark prices indexed throughout the prior comparable periods. The lower 2020 benchmark prices project to decrease reserves at December 31, 2020, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2019, the prior valuation date. The effect that lower projected crude oil and natural gas reserves had on DD&A was offset somewhat by less crude oil and natural gas volumes produced during the three and six month periods ended June 30, 2020 as compared to the prior comparable periods.

Other income increased $196,000, or 121%, during the three month period ended June 30, 2020 as compared to the prior comparable period. The primary reason for the increase was due to an increase in investment income recognized during the three months ended June 30, 2020 as compared to the prior comparable period. The increase in investment income was primarily the result of additional unrealized gains on investments recognized during the three month period ended June 30, 2020 as compared to the prior comparable period, the effect of which was offset somewhat by less dividends yielded on investments during the three month period ended June 30, 2020 as compared to the prior comparable period. Other income increased $324,000, or 85%, during the six month period ended June 30, 2020 as compared to the prior comparable period. The primary reason for the increase was the result of an increase in gain on disposal of property and equipment, offset somewhat by a decrease in investment income recognized, during the six month period ended June 30, 2020 as compared to the prior comparable period. The increase in gain on disposal of property and equipment was primarily the result of the Company selling substantially all of its interests in 190 oil and gas properties during the six months ended June 30, 2020, as compared to the sale of 1 oil and gas property during the prior comparable period. The decrease in investment income is primarily due to the Company having received less dividends from its investments during the six month period ended June 30, 2020 as compared to the prior comparable period. Additionally, the Company recognized less unrealized gains on investments during the six month period ended June 30, 2020 as compared to the prior comparable period.

The Company reported net losses of $168,000 and $23,000 during the three and six months ended June 30, 2020 , respectively, whereas the Company reported net income of $806,000 and $2.2 million during the three and six months ended June 30, 2019, respectively. The decreases in net income in both periods was primarily the result of decreases in crude oil and natural gas sales and increases in DD&A, offset somewhat by a decreases in production costs and increases in other income. The Company’s net loss represented 30% and 1% of total revenues during the three and six month periods ended June 30, 2020, respectively. The Company’s net income represented 42% and 45% of total revenues during the three and six month periods ending June 30, 2019, respectively.

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

Forward-Looking Statements

Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipate,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the ability to locate economically productive oil and gas prospects for development by the Company and the impact of COVID-19 on the Company’s business and global economy generally. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: August 13, 2020	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)