Form 10-Q
period 2020-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2020-11-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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
None

There were 5,441,928 Units of limited partnership interest of the registrant as of November 10, 2020. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2020.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

SEPTEMBER 30, 2020

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,111,677	$11,757,057
Investments	20,354,466	20,107,580
Production accounts receivable	546,631	1,208,634
Other	15,650	8,150
Total current assets	31,028,424	33,081,421

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	142,983,792	174,633,910
Pipeline and support equipment	719,988	791,756
Corporate and other	2,090,250	2,090,250
Gross property and equipment	145,794,030	177,515,916

Less accumulated depreciation, depletion, amortization and write down	138,065,383	168,720,741
Net property and equipment	7,728,647	8,795,175

OTHER ASSETS	131,567	131,624

TOTAL ASSETS	$38,888,638	$42,008,220

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,465,141	$2,136,590
Accrued expenses	978,139	1,425,492
Total current liabilities	3,443,280	3,562,082

DEFERRED INCOME TAXES	45,700	45,700

OPERATIONAL ADVANCES	2,509,594	2,463,685

ASSET RETIREMENT OBLIGATIONS	14,840,108	16,640,632

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,441,928 and 5,492,967 Units, respectively	17,830,114	19,063,258

GENERAL PARTNER'S EQUITY	219,842	232,863
Total partners' equity	18,049,956	19,296,121

TOTAL LIABILITIES AND PARTNERS' EQUITY	$38,888,638	$42,008,220

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2020	2019	2020	2019
REVENUES
Crude oil and natural gas sales	$643,905	$1,309,638	$2,369,032	$5,838,935
Well management and operating	79,747	117,264	300,465	412,125
Other	753	2,096	4,257	6,342
Total revenues	724,405	1,428,998	2,673,754	6,257,402

DIRECT COST OF REVENUES
Production costs	384,397	557,408	1,399,634	1,941,890
Well management and operating	47,990	70,241	181,128	245,095
Depreciation, depletion and amortization	177,810	146,422	512,058	373,234
Accretion expense	61,800	68,300	190,900	214,900
Total direct cost of revenues	671,997	842,371	2,283,720	2,775,119

GENERAL AND ADMINISTRATIVE EXPENSE	429,545	545,825	1,493,345	1,641,789
Total cost of revenues	1,101,542	1,388,196	3,777,065	4,416,908

INCOME (LOSS) FROM OPERATIONS	(377,137)	40,802	(1,103,311)	1,840,494

OTHER INCOME
Investment income	47,500	136,451	254,166	479,007
Gain on disposal of property and equipment	540,044	400	1,036,890	37,700
Total other income	587,544	136,851	1,291,056	516,707

NET INCOME	$210,407	$177,653	$187,745	$2,357,201

Allocation of Partnership Net Income:
Limited Partners	$207,861	$175,436	$185,472	$2,328,946
General Partner	2,546	2,217	2,273	28,255

Net income	$210,407	$177,653	$187,745	$2,357,201

Net income per Unit	$0.03	$0.03	$0.03	$0.42

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019

PARTNERS' EQUITY - BEGINNING OF PERIOD	$19,296,121	$18,709,962

Net income	187,745	2,357,201

Cash distributions ($0.25 per unit in 2020 and $0.30 per unit in 2019, respectively)	(1,390,016)	(1,684,936)

Repurchase of Units	(69,694)	(129,582)

Options exercised	25,800	45,000

PARTNERS' EQUITY - END OF PERIOD	$18,049,956	$19,297,645

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,745	$2,357,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	567,358	432,134
Accretion expense	190,900	214,900
Unrealized gain on investments	(20,638)	(88,308)
Gain on disposal of property and equipment	(1,036,890)	(37,700)
Changes in assets and liabilities:
Production accounts receivable	662,003	615,805
Other current assets	(7,500)	56,531
Other assets	57	(1,232)
Accounts payable	(37,001)	282,579
Accrued expenses	(417,172)	(350,536)
Operational advances	45,909	302,266
Total adjustments	(52,974)	1,426,439
Net cash provided by operating activities	134,771	3,783,640

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(226,248)	(2,852,061)
Purchase of property and equipment	(52,388)	(113,457)
Proceeds from disposal of property and equipment	74,397	34,000
Settlement of disposal of property and equipment	(468,934)	-
Net cash used in investing activities	(673,173)	(2,931,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	326,932	-
Distributions	(1,390,016)	(1,684,936)
Repurchase of Units	(69,694)	(129,582)
Proceeds from options exercised	25,800	45,000
Net cash used in financing activities	(1,106,978)	(1,769,518)

NET CHANGE IN CASH AND EQUIVALENTS	(1,645,380)	(917,396)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	11,757,057	12,566,868

CASH AND EQUIVALENTS - END OF PERIOD	$10,111,677	$11,649,472

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$8,949	$11,135

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of September 30, 2020 and December 31, 2019, cash and equivalents include $2,509,594 and $2,463,685, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $578,100 and $390,000 as of September 30, 2020 and December 31, 2019, respectively.

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

Gain on disposal of property and equipment includes approximately $492,900 and $988,100 associated with non-cash settlements of asset retirement obligations during the three and nine month periods ended September 30, 2020, respectively. Gain on disposal of property and equipment includes approximately $2,100 and $7,200 associated with non-cash settlements of asset retirement obligations during the three and nine month periods ended September 30, 2019, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at September 30, 2020 and December 31, 2019, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2020 and December 31, 2019, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

M.	Reclassifications – Certain prior period amounts have been reclassified to conform with the current period’s presentation.

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Accounts Payable:
Production and related other	$1,640,057	$1,768,723
Other	761,705	304,488
Joint venture partner deposits	63,379	63,379

Total accounts payable	$2,465,141	$2,136,590

Accrued Expenses:
Payroll and retirement plan contributions	$406,673	$651,856
Paycheck Protection Program loan	326,932	-
Current portion of asset retirement obligations	121,000	581,000
Drilling	96,419	96,419
Federal, state and local taxes	27,115	35,917
Other	-	60,300

Total accrued expenses	$978,139	$1,425,492

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

Disposals of property and equipment reflect changes to accounts payable.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,441,928 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2020. There were no instruments outstanding at September 30, 2020 or 2019 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$27,585	78%	$29,519	77%
Property and equipment (net)	7,729	22	8,795	23
Other	132	-	132	-
Total	$35,446	100%	$38,446	100%

Long-term liabilities	$17,396	49%	$19,150	50%
Partners' equity	18,050	51	19,296	50
Total	$35,446	100%	$38,446	100%

Working capital of $27.6 million as of September 30, 2020 represented a decrease of $1.9 million from December 31, 2019, due primarily to decreases in cash and equivalents and production accounts receivable, as well as an increase in accounts payable; offset somewhat by an increase in investments and a decrease in accrued expenses. The decrease in cash and equivalents is primarily the result of cash provided by operating activities and existing cash and equivalents being used in investing and financing activities. The decrease in production accounts receivable is the combined result of decreases in natural gas volumes produced, crude oil volumes sold, lower natural gas and crude oil prices received and receipt of an arrears balance from a third party operator during the current receivable production period as compared to the prior comparable period, offset somewhat by decreases in production costs incurred during the current receivable period as compared to the prior comparable receivable period. The decreases in natural gas volumes produced and production costs are primarily the result of additional Company operated properties being shut-in during the current receivable period that were otherwise producing during the prior comparable receivable period. The decrease in crude oil volumes sold during the current receivable period as compared to the prior comparable receivable period is primarily the result of the Company strategically holding much of its crude oil production in field tanks and delaying shipment during the COVID-19 pandemic while extreme market price volatility has been prevalent. The arrears balance receipt from a third party operator represented payment for several production periods for which crude oil and natural gas sales, net of production expenses, had been recognized in prior periods. The increase in accounts payable is primarily the result of additional other payables outstanding at September 30, 2020 as compared to the prior comparable reporting date associated with disposal of various oil and gas properties made during the nine month period ending September 30, 2020, offset somewhat by less production and related other payables outstanding at September 30, 2020 as compared to the prior comparable reporting period. The increase in investments was primarily the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in accrued expenses is primarily the result of less current asset retirement obligations at September 30, 2020 as compared to the prior comparable reporting period, and all payroll and retirement plan contributions accrued at December 31, 2019 being paid during the nine months ended September 30, 2020; offset somewhat by the balance of a loan obtained through the United States Small Business Administration’s Paycheck Protection Program which is further described below.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company obtained a $327,000 loan through the United States Small Business Administration’s Paycheck Protection Program. The Company has had no other borrowings and no other principal indebtedness was outstanding as of November 10, 2020.

The Company’s cash flow used by operations before the change in working capital was $45,000 during the nine months ended September 30, 2020, a decrease of $3.3 million as compared to $3.3 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $180,000 during the nine months ended September 30, 2020. Cash flows provided by operating activities was $135,000 for the nine months ended September 30, 2020. The Company used cash provided by operating activities as well as existing cash and equivalents to fund the payment of a distribution amounting to approximately $1.4 million in April 2020.

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

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2020 and 2019. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Revenues:
Crude oil and natural gas sales	89%	92%	89%	93%
Well management and operating	11	8	11	7
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	53	39	52	31
Well management and operating	7	5	7	4
Depreciation, depletion and amortization	25	10	19	6
Accretion expense	9	5	7	3
General and administrative expense	58	38	56	26
Total expenses	152%	97%	141%	70%

Other income:
Investment income	7	9	10	8
Gain on disposal of property and equipment	74	-	38	-
Total other income	81%	9%	48%	8%

Net income	29%	12%	7%	38%

Revenues for the three month period ended September 30, 2020 decreased $705,000, or 49%, as compared to the prior comparable period. Revenues for the nine month period ended September 30, 2020 decreased $3.6 million, or 57%, as compared to the prior comparable period. Both revenue variances were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $666,000, or 51%, during the three months ended September 30, 2020 as compared to the prior comparable period. Crude oil and natural gas sales decreased $3.5 million, 59%, during the nine months ended September 30, 2020 as compared to the prior comparable period. The decreases were primarily the result of less natural gas volumes produced and less crude oil volumes sold, as well as lower average natural gas and crude oil prices received, during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods. The decrease in natural gas volumes produced during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2020 that were not shut-in during the prior comparable periods. The decrease in crude oil volumes sold during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods was primarily the result of the Company strategically holding much of its crude oil production in field tanks and delaying shipment during the COVID-19 pandemic while extreme market price volatility was prevalent.

Production costs decreased $173,000, or 31%, during the three months ended September 30, 2020 as compared to the prior comparable period. Production costs decreased $542,000, or 28% during the nine months ended September 30, 2020 as compared to the prior comparable period. The primary reasons for the decreases are the result of less costs recognized in association with third party operated properties and decreased costs associated with Company operated properties as more Company operated properties were voluntarily shut-in during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods, offset somewhat by increased insurance costs during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) increased $31,000, or 21% during the three months ended September 30, 2020 as compared to the prior comparable period. DD&A increased $139,000, or 37% during the nine months ended September 30, 2020 as compared to the prior comparable period. The primary reasons for the increases are lower projected crude oil and natural gas reserves during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods. The decrease in projected crude oil and natural gas reserves is primarily the result of lower benchmark crude oil and natural gas prices indexed throughout the first three and nine months of 2020 as compared to the benchmark prices indexed throughout the prior comparable periods. The lower 2020 benchmark prices project to decrease reserves at December 31, 2020, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2019, the prior valuation date. The effect that lower projected crude oil and natural gas reserves had on DD&A was offset somewhat by less crude oil and natural gas volumes produced during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods.

General and administrative expense decreased $116,000, or 21%, during the three months ended September 30, 2020 as compared to the prior comparable period. General and administrative expense decreased $148,000, or 9%, during the nine months ended September 30, 2020 as compared to the prior comparable period. The primary reasons for the decreases are less legal costs and information technology costs incurred during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods, as well as various cost-cutting measures management has implemented during the three and nine month periods ended September 30, 2020 in response to operational challenges caused by the COVID-19 pandemic.

Other income increased $451,000, or 329%, during the three months ended September 30, 2020 as compared to the prior comparable period. Other income increased $774,000, or 150%, during the nine months ended September 30, 2020 as compared to the prior comparable period. The primary reason for the increases was the result of an increase in gain on disposal of property and equipment, offset somewhat by a decrease in investment income recognized during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods. The increase in gain on disposal of property and equipment was primarily the result of the Company having a substantial increase in the number of properties disposed during the three and nine months ended September 30, 2020 as compared to the prior comparable periods. The decrease in investment income is primarily due to the Company having received less dividends from its investments during the three and nine month periods ended September 30, 2020 as compared to the prior comparable periods. Additionally, the Company recognized less unrealized gains on investments during the nine month period ended September 30, 2020 as compared to the prior comparable period.

The Company reported net income of $210,000 and $178,000 during the three months ended September 30, 2020 and 2019, respectively, representing 29% and 12% of total revenues during the three month periods ended September 30, 2020 and 2019, respectively. The increase in net income was primarily the result of an increase in other income and decreases in production costs and general and administrative expenses, offset somewhat by a decrease in crude oil and natural gas sales and an increase in DD&A. The Company reported net income of $188,000 and $2.4 million during the nine months ended September 30, 2020 and 2019, respectively, representing 7% and 38% of total revenues during the nine month periods ended September 30, 2020 and 2019, respectively. The decrease in net income was primarily the result of a decrease in crude oil and natural gas sales and an increase in DD&A, offset somewhat by decreases in production costs and general and administrative expenses and an increase in other income.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: November 12, 2020	By:	/s/ Brian A. Staebler
Brian A. Staebler
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)