Form 10-K
period 2020-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2021-03-25
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No. 0-19279

EVERFLOW EASTERN PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	34-1659910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

585 West Main Street
P.O. Box 629
Canfield, Ohio	44406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 533-2692

Securities registered pursuant to Section 12(b) of the Act.

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes    ☐     No   ☒

There were 4,218,123 Units of limited partnership interest held by non-affiliates of the Registrant as of June 30, 2020. At June 30, 2020, there was no public market for the Registrant’s Units of limited partnership interest. There were 5,441,928 Units of limited partnership interest of the Registrant as of March 10, 2021. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2020.

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

Current Operations.   The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania.  Approximately 50% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2020 are attributable to natural gas reserves.  The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 444 (net) wells.  The Company serves as the operator of approximately 60% of the gross wells and 76% of the net wells which comprise the Company’s properties during the year 2020.

The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted.  However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest. In January and July 2020, the Company reached separate agreements with unaffiliated third parties to sell substantially all the Company’s interests in 233 oil and gas properties located in Western Pennsylvania.

In March 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (“COVID-19”) a global pandemic. COVID-19 has led to global shutdowns as governments imposed, and continue to impose, regulations in efforts to control the spread of COVID-19. As a result, physical and economic uncertainties have arisen which have negatively impacted the Company’s operations, cash flows and financial position.

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

Acquisition of Prospects.   The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company.  The Company makes additions to such leasehold inventory on an on-going basis.  The Company may also acquire leases from third parties.  Prior to 2000, EEI generated approximately 90% of the prospects which were drilled.  Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators.  As of December 31, 2020, the Company’s current leasehold inventory consists of approximately 20 prospects in various stages of maturity representing less than 100 net acres under lease.

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

Acquisition of Producing Properties.   As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities.  The Company did not acquire any producing oil and gas properties during 2020 or 2019.

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

Funding for Activities.   The Company has historically financed its current operations, including undeveloped leasehold acquisition activities, primarily through cash generated from operations and existing cash and equivalents.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.”

The Company is permitted to incur indebtedness for any partnership purpose. In April 2020, EEI received an unsecured loan of approximately $327,000 through a commercial bank under the United States Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP Loan”), which provided employers relief in response to COVID-19. The PPP Loan was forgiven by the SBA in February 2021. It is currently anticipated that any future indebtedness would consist primarily of borrowings from commercial banks.  The Company and EEI had no other borrowings in 2020 or 2019 and no principal indebtedness was outstanding as of March 10, 2021.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

The Company owns a significant amount of oil and gas reserves.  The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows).  However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount.  Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount.  The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2020, net of asset retirement obligations, which aggregate a net liability of $8,564,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil.   Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area.  Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice.  The price paid by these purchasers is generally an established or “posted” price which is offered to all producers.  Historically, posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices.  There have been substantial fluctuations in crude oil prices in recent years, including 2020 and 2019.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008.  As of March 10, 2021, $60.44 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation.  There can be no assurance that prices will not be subject to continual fluctuations.  Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of supply interruptions.  To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to Ergon Oil Purchasing, Inc.

Natural Gas.   The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations.  Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers.  During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies.  This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin.  During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage.  During the second half of 2008 and through 2016, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession.  During 2017 and through 2019, excess natural gas supplies were the continued result of increased production and production capacity from regional integrated and independent producers. During 2020, excess natural gas supplies were primarily the result of decreased industrial and commercial energy consumption resulting from global shutdowns related to COVID-19. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

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

Since 2002 and through November 2020, the Company had multiple annual or biennial contracts with Dominion, which obligated Dominion to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. In November 2020, Dominion was acquired by Berkshire Hathaway Energy and Dominion’s name was changed to Eastern Energy Field Services, Inc. (“EEFS”). Since November 2020, the Company has multiple annual contracts, which obligate EEFS to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2021, the Company did not have any significant quantities of natural gas volumes locked-in with EEFS.

As detailed above, the price paid for natural gas purchased by EEFS varies based on quantities committed to by the Company from time to time.   Natural gas sold under these contracts in excess of the committed quantities is sold at the month’s closing price at Henry Hub, which is the location for pricing NYMEX, plus or minus regional basis adjustments, as per the contracts.  These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles.  During 2020, natural gas purchased by EEFS, including when it was formerly Dominion, covered production from approximately 570 gross operated wells.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commodity Pricing, Risk Management Activities and Inflation.”

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

During 2020, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than EEFS, including when it was formerly Dominion, whose purchases of natural gas from operated wells accounted for approximately 70% of the Company’s consolidated natural gas sales.  The Company expects that EEFS will be the only material natural gas purchaser during fiscal year 2021.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations.  The volatility of prices for oil and gas, and the continued oversupply of domestic natural gas have, at times, including 2020, resulted in a curtailment in exploration for and development of oil and gas properties.

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

The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the “FERC”) under the Natural Gas Act of 1938.  The wellhead price of natural gas is also regulated by the FERC under the authority of the Natural Gas Policy Act of 1978 (“NGPA”).  Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the “Decontrol Act”) was enacted on July 26, 1989.  The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993.  In addition, the FERC has adopted and proposed several rules or orders concerning transportation and marketing of natural gas.  The impact of these rules and other regulatory developments on the Company cannot be predicted.  It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority of natural gas sales from operated wells will be sold to EEFS as discussed earlier.

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

Data Security Considerations. The Company has implemented data security measures and has not, to date, been subject to any material data security breaches, data loss or cyber-attacks.  However, despite the Company’s efforts to protect sensitive information and confidential and personal data, comply with applicable laws, rules and regulations and implement data security measures, the Company’s facilities and systems may be vulnerable to security breaches and other data loss, including cyber-attacks.  In addition, it is not possible to predict the impact on the Company’s business of the future loss, alteration or misappropriation of information in the Company’s possession related to the Company and EEI’s employees, former employees, or others. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, operational disruptions and other significant costs, which could have an adverse impact on the Company’s revenues and earnings.

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

Employees.  As of March 10, 2021, EEI had 17 full-time and 2 part-time employees. These employees are primarily engaged in the following areas of business operations: eight in administration, five in field operations, four in accounting and two in land and lease acquisition.

ITEM 1A.          RISK FACTORS

Not a required disclosure for a Smaller Reporting Company, however the Company does disclose the following risk factor:

An epidemic, pandemic or public health crisis could disrupt our operations and have a material adverse effect on our business.

The Company could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as COVID-19. The occurrence of such an outbreak could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on our operations. Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees to avoid interacting with other people, which could materially and adversely affect the ability to adequately staff our operations. If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of affected countries. Any of the foregoing would severely disrupt the Company’s operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Natural Gas and Crude Oil Reserves.  Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date.  The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves were $1.46 and $2.17 per MCF at December 31, 2020 and 2019 respectively, and the crude oil prices used in the estimation of proved reserves were $36.30 and $52.14 per BBL at December 31, 2020 and 2019, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2020, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 40 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2020. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies.  There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2020 or 2019.

Proved Reserves.(1)  The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2020.

	Oil (BBLS)	Gas (MCF)

Proved Developed	235,000	5,750,000
Proved Undeveloped	-	-
Total	235,000	5,750,000

(1)

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2020. A reconciliation of the Company’s proved reserves is included in the Notes to the Consolidated Financial Statements.

Production.   The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2020 and 2019.

	Production		Average Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCF)	per BBL	per MCF	per Equivalent MCF(1)

2020	31,000	1,185,000	$38.94	$1.85	$1.42
2019	42,000	1,840,000	$53.10	$2.79	$1.25

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells.   The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2020.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
252	901	1,153	141	591	732

(1)

Oil wells are those wells which generated the majority of their revenues from crude oil production during 2020; gas wells are those wells which generated the majority of their revenues from natural gas production during 2020.

Standardized Measure of Discounted Future Net Cash Flows.(1)  The following table summarizes, as of December 31, 2020, the oil and gas reserves attributable to the oil and gas properties owned by the Company.  The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2020, discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$16,918
Future production and development costs	(11,227)
Future asset retirement obligations, net of salvage	(13,879)
Future income tax expense	(42)

Future net cash flows	(8,230)
Effect of discounting future net cash flows
at 10% per annum	(334)
Standardized measure of discounted future
net cash flows	$(8,564)

(1)	See the Notes to the Consolidated Financial Statements for additional information.

Acreage.   The Company had approximately 47,500 gross developed acres and 31,800 net developed acres as of December 31, 2020.  Developed acreage is that acreage assignable to productive wells.  The Company had less than 100 gross and net proved undeveloped acres as of December 31, 2020.

Drilling Activity.   The Company was not involved in any drilling activities during 2020. The following table sets forth the results of drilling activities during 2019 on properties owned by the Company.  Such information and the results of prior drilling activities should not be considered as necessarily indicative of future performance.

	Development Wells (1)
	Productive (2)		Dry (2)
	Gross	Net	Gross	Net

2019	3.00	0.93	-	-

1.	All wells are located in the United States. All wells are development wells. No exploratory wells were drilled.

2.

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

Present Activities.  The Company has not participated in the drilling of any wells since December 31, 2020.

Delivery Commitments.  The Company has entered into various contracts with EEFS, including when it was formerly Dominion, which, subject to certain restrictions and adjustments, obligate EEFS to purchase and the Company to sell and deliver all natural gas production from certain operated contract wells. These operated contract wells comprised approximately 70% of the Company’s consolidated natural gas sales during 2020.  In addition, the Company has entered into other various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters.  The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

ITEM 3.              LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of EEI and EMC as of March 24, 2021 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

Brian A. Staebler	46	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Michael W. Rathburn	37	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director

William A. Siskovic	65	Vice President officer and director	Vice President officer and director

Brian A. Staebler was elected to serve as President and Principal Executive Officer and director of EEI and EMC on March 24, 2021.  Michael W. Rathburn was elected to serve as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director of EEI and EMC on March 24, 2021. William A. Siskovic was elected to serve as Vice President, officer and director on March 24, 2021.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units.  At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units.  As of March 10, 2021, there were 5,441,928 Units held by 1,281 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991.  Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer.  The Company paid a quarterly distribution every quarter from July 1991 through October 2015.  The Company paid cash distributions equal to $0.25 and $0.30 per Unit in April 2020 and 2019, respectively. The Company intends to make future distributions as cash flows warrant.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”).  The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units.  The price to be paid for any such Units is calculated based on the method provided for in the Partnership Agreement.  The Company accepted an aggregate of 86,388 of its Units of limited partnership interest at a price of $1.50 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2019.  The Company accepted an aggregate of 81,039 of its Units of limited partnership interest at a price of $0.86 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2020. The Company has determined that the price associated with the 2021 Repurchase Right, based upon the December 31, 2020 calculation, is estimated to be $0.36 per Unit.  See Note 3 in the Company’s consolidated financial statements for additional information on the Repurchase Right.

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

As discussed earlier, the outbreak of COVID-19 has negatively impacted our business and results of operations in 2020 and could have a continued negative impact on our business and operations in 2021 and the future. The extent to which the Company’s operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions taken by government authorities to contain the outbreak or treat its impact, among other things.

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$27,471	79%	$29,519	77%
Property and equipment (net)	7,302	21	8,795	23
Other	132	-	132	-
Total	$34,905	100%	$38,446	100%

Long-term liabilities	$17,246	49	$19,150	50
Partners' equity	17,659	51	19,296	50
Total	$34,905	100%	$38,446	100%

Working capital surplus of $27.5 million as of December 31, 2020 represented a $2.0 million decrease from December 31, 2019 due primarily to decreases in cash and equivalents and production accounts receivable and increases in accounts payable and accrued expenses offset somewhat by an increase in investments. The decrease in cash and equivalents is primarily the result of cash used in investing and financing activities during 2020, offset somewhat by cash provided by operating activities. The decrease in production accounts receivable is primarily the combined result of lower average natural gas and crude oil prices received and a decrease in natural gas volumes produced during the current receivable period as compared to the prior comparable period as well as the result of a payment from a third party operator for a significant prior period balance. The decrease in natural gas volumes produced is primarily associated with a decrease production reported by third party operators during the current receivable period as compared to the prior comparable period. The increase in accounts payable is primarily the result of an increase in payables associated with the disposal of various oil and gas properties, offset somewhat by a decrease in production and related other payables. The increase in accrued expenses is primarily the result of a balance held from the PPP Loan obtained in April 2020, offset somewhat by less current asset retirement obligations at December 31, 2020 as compared to the prior comparable reporting date. The increase in investments is primarily the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities.

Property and equipment of $7.3 million as of December 31, 2020 represented a $1.5 million decrease from December 31, 2019 due primarily to $1.0 million of depreciation, depletion and amortization (“DD&A”) recognized during 2020 in addition to $553,000 associated with disposals of oil and gas properties.

Long-term liabilities of $17.2 million as of December 31, 2020 represented a decrease of $1.9 million from December 31, 2019 due primarily to a decrease in asset retirement obligations, offset somewhat by an increase in operational advances.  The decrease in asset retirement obligations is primarily the result of asset retirement obligations being settled during 2020 and less asset retirement obligations being classified as current liabilities at December 31, 2020 as compared to the prior comparable reporting date, offset somewhat by the effect of 2020 accretion expense recognized to adjust the liabilities to their present value at December 31, 2020. The increase in operational advances is primarily the result of additional deposits collected from third party joint venture partners for their share of estimated future plugging and abandonment costs.

In April 2020, EEI received a PPP Loan of approximately $327,000. The PPP Loan was forgiven by the SBA in February 2021. Prior to receiving the PPP Loan, the Company had not held a credit facility with a bank since 2003, nor has it had any additional borrowings since receipt of the PPP Loan.  The Company expects to have more than $200,000 of cash available to fund the Repurchase Right in 2021. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. The Company cannot provide any assurance as to the availability of any such line of credit under current market conditions. As further discussed below, the Company expects existing cash and equivalents and cash flows from ongoing operations to meet short-term cash requirements.

Cash Flows from Operating, Investing and Financing Activities

Cash provided by the Company’s operating activities and existing cash and equivalents were used in investing and financing activities during 2020 and 2019.  The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019:

	2020		2019
	Dollars	%	Dollars	%
	(Amounts in Thousands)		(Amounts in Thousands)
Operating Activities:
Net income (loss) before adjustments	$(203)	(11)%	$2,356	47%
Adjustments	390	21	1,249	25
Cash flow from operations before working capital changes	187	10	3,605	72
Changes in working capital	159	9	614	12
Net cash provided by operating activities	346	19	4,219	84

Investing Activities:
Purchase of investments	(264)	(14)	(2,975)	(59)
Purchase of property and equipment	(118)	(7)	(324)	(6)
Proceeds from disposal of property and equipment	104	6	39	1
Settlement of disposal of property and equipment	(469)	(25)	-	-
Net cash used in investing activities	(747)	(40)	(3,260)	(64)

Financing Activities:
Proceeds from loan	327	18	-	-
Distributions	(1,390)	(75)	(1,685)	(34)
Repurchase of Units	(70)	(4)	(129)	(3)
Proceeds from options exercised	26	1	45	1
Net cash used in financing activities	(1,107)	(60)	(1,769)	(36)

Net change in cash and equivalents	$(1,508)	(81)%	$(810)	(16)%

Note:

All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes of $187,000 represented 10% of total cash sources provided during 2020, and the Company’s cash flow from operations before working capital changes of $3.6 million represented 72% of total cash sources provided during 2019.  The decrease in cash flow from operations before working capital changes in 2020, as compared to the prior comparable period, was primarily due to less crude oil and natural gas sales, net of decreased production costs and a decrease in operational advances collected during 2020 as compared to 2019.  Changes in working capital other than cash and equivalents increased cash by $159,000 and $614,000 during 2020 and 2019, respectively.  The $159,000 increase in cash resulting from changes in working capital other than cash and equivalents in 2020 was primarily the result of a decrease in production accounts receivable, offset somewhat by increases in other current assets and accrued expenses. The decrease in production accounts receivable is primarily the combined result of lower average natural gas and crude oil prices received and a decrease in natural gas volumes produced during the current receivable period as compared to the prior comparable period as well as the result of a payment from a third party operator for a significant prior period balance. The decrease in natural gas volumes produced is primarily associated with production reported by third party operators during the current receivable period as compared to the prior comparable period. The increase in other current assets was primarily related to additional receivables associated with EEI’s income taxes at December 31, 2020 as compared to the prior comparable reporting date. The increase in accrued expenses was primarily the result of the addition of the PPP Loan, offset somewhat by less asset retirement obligations being classified as current liabilities at December 31, 2020 as compared to the prior comparable reporting date.

The Company used cash in investing activities of $747,000 and $3.3 million in 2020 and 2019, respectively.  The $2.5 million decrease in cash used in investing activities was primarily the result of less cash used for purchases of investments and property and equipment made in 2020 as compared to those made in the prior comparable period, offset somewhat by cash used for the settlement of disposal of property and equipment paid in 2020 as compared to the prior comparable period.

The Company used cash in financing activities of $1.1 million and $1.8 million in 2020 and 2019, respectively. The $700,000 decrease in cash used in financing activities was primarily the result of proceeds received by EEI from the PPP Loan in 2020 and less cash distributions paid to Unitholders in 2020 as compared to cash distributions paid in the prior comparable period. EEI did not receive any loan proceeds in 2019.

The Company’s ending cash and equivalents balance of $10.2 million at December 31, 2020, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements.  The Company intends to make future distributions as cash flows warrant.

The Company did not participate in the drilling of any new oil and gas properties during 2020. The Company’s share of proved gas reserves decreased by 7.3 BCF, or 56%, between December 31, 2019 and December 31, 2020, while proved oil reserves decreased by 94,000 BBLS, or 29%, between December 31, 2019 and December 31, 2020.  The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves decreased by $6.1 million between December 31, 2019 and December 31, 2020.  The primary reasons for this decrease were due to decreases in average natural gas and crude oil prices in 2020, as compared to the prior comparable period, and the related downward revisions in quantities of natural gas and crude oil reserves between December 31, 2019 and 2020.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right.  The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports.  The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder.  The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs.  If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period.  The Company accepted an aggregate of 86,388 of its Units of limited partnership interest at a price of $1.50 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2019.  The Company accepted an aggregate of 81,039 of its Units of limited partnership interest at a price of $0.86 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2020. The Company has determined that the price associated with the 2021 Repurchase Right, based upon the December 31, 2020 calculation, is estimated to be $0.36 per Unit.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2020 and 2019.  All items in the table are calculated as a percentage of total revenues.  This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,

	2020	2019

Revenues:
Crude oil and natural gas sales	89%	93%
Well management and operating	11	7
Other	-	-
Total revenues	100	100

Expenses:
Production costs	51	33
Well management and operating	6	4
Depreciation, depletion and amortization	26	8
Accretion expense	6	3
General and administrative expense	53	29
Total expenses	142	77

Other income	35	7

Income tax expense (benefit)	(2)	-

Net income (loss)	(5)%	30%

Revenues for the year ended December 31, 2020 decreased $4.0 million, or 51%, compared to the prior comparable period.  This decrease was due primarily to a decrease in crude oil and natural gas sales during 2020 as compared to 2019.

Crude oil and natural gas sales decreased $3.9 million, or 53%, from 2019 to 2020.  This decrease was the combined result of decreases in crude oil and natural gas volumes produced and lower average natural gas and crude oil prices received during 2020 as compared to 2019. The Company’s natural gas production decreased by 655,000 MCF, or 36%, while crude oil production decreased by 11,000 BBLS, or 26%, from 2019 to 2020.  The primary reasons for the decrease in crude oil and natural gas volumes produced during 2020 as compared to 2019 are the result of more operated oil and gas properties being voluntarily shut-in during 2020 as compared to the prior comparable period and production decline associated with existing oil and gas properties. The average price received per MCF of natural gas decreased from $2.79 in 2019 to $1.85 in 2020.  The average price received per BBL of crude oil decreased from $53.10 in 2019 to $38.94 in 2020.    Natural gas sales accounted for 64% and 69% of total crude oil and natural gas sales in 2020 and 2019, respectively.

Production costs decreased $657,000, or 25%, from 2019 to 2020.  The decrease is primarily the result of less costs recognized in association with third party operated properties and decreased costs associated with Company operated properties as more Company operated properties were voluntarily shut-in during 2020 as compared to the prior comparable period.

DD&A increased $370,000, or 62%, from 2019 to 2020. The increase is primarily the result of a decrease in natural gas and crude oil reserves as of the most recent valuation date, December 31, 2020, as compared to the prior valuation date, December 31, 2019. The decrease in natural gas and crude oil reserves from 2019 to 2020 was primarily the result of lower natural gas and crude oil prices used to value reserves at December 31, 2020 as compared to the prior valuation date. The lower natural gas and crude oil prices contributed to decreasing the average economic life of the Company’s oil and gas properties as compared to their prior valuation date. The effect of the decreased natural gas and crude oil reserves on DD&A was offset somewhat by less crude oil and natural gas volumes produced during 2020 as compared to the prior comparable period.

General and administrative expense decreased $243,000, or 11%, from 2019 to 2020. The decrease is primarily the result of less legal expenses and information technology costs incurred during 2020 as compared to the prior comparable period, as well as various cost-cutting measures management has implemented during 2020 in response to operational challenges caused by COVID-19.

The Company recognized other income of $1.3 million during 2020 as compared to $618,000 of other income recognized during the prior comparable period. Other income recognized during 2020 increased as compared to the prior comparable period primarily due to more gains recognized in association with disposals of oil and gas properties, offset somewhat by a decrease in investment income.  The increase in gain on disposal of property and equipment was primarily the result of the Company having a substantial increase in the number of properties disposed during 2020 as compared to the prior comparable period. The decrease in investment income is primarily due to the Company having received less dividends and having recognized less unrealized gains on it investments during 2020 as compared to the prior comparable period.

The Company reported a net loss of $203,000 during 2020, as compared to reported net income of $2.4 million during the prior comparable period. The primary reasons for the decrease are decreases in crude oil and natural gas sales and an increase in DD&A, offset somewhat by decreases in production costs and general and administrative expenses and an increase in other income. Net loss represented 5% of total revenues during 2020, whereas net income represented 30% of total revenues during 2019.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves.  Depletion, depreciation and amortization on proved properties amounted to $903,000 and $554,000 during 2020 and 2019, respectively.

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

Crude oil and natural gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions.  Any increases in estimated future cash flows would have no impact on the reported value of the Company’s crude oil and natural gas properties.  In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the estimated fair value of the crude oil and natural gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the crude oil and natural gas properties.  Any impairment loss would reduce property and equipment as well as total assets of the Company.  An impairment loss would also decrease net income or increase net loss.  The Company did not recognize any impairment during 2020 or 2019.

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

Revenue Recognition.   The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured.  The Company utilizes the sales method to account for gas production volume imbalances.  Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf.  The Company had no material gas imbalances at December 31, 2020 or 2019. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

While the cost of operations is impacted by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation.  The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008.  As of March 10, 2021, $60.44 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2020 was $1.85 per MCF, a decrease of $0.94 per MCF as compared to 2019. The Company’s average price of natural gas during 2019 was $2.79 per MCF, an increase of $0.02 per MCF as compared to 2018.  The Company’s average price of natural gas during 2018 was $2.77 per MCF, an increase of $0.05 per MCF as compared to 2017. The Company’s average price of natural gas during 2017 was $2.72 per MCF, an increase of $0.91 per MCF as compared to 2016.  The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005.  More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2021 at $2.85 per MCF and the regional basis adjustment settled for the month of March 2021 at $(0.56) per MCF, resulting in a net regional market price of $2.29 per MCF. Since 2002, the Company has had and continues to have multiple annual or biennial contracts with various purchasers of natural gas, which obligate certain purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods.  Per the terms of one of the Company’s contracts with a gas purchaser, the Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2021, the Company did not have any significant quantities of natural gas volumes locked-in with any of its gas purchasers.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets.  One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows, decreasing from $41.7 million at December 31, 2013 to $28.2 million at December 31, 2014, decreasing to $(8.2) million at December 31, 2015, decreasing to $(9.9) million at December 31, 2016, increasing to $(5.1) million at December 31, 2017, increasing to $4.4 million at December 31, 2018, decreasing to $(2.5) million at December 31, 2019 and decreasing to $(8.6) million at December 31, 2020.

The Company’s Standardized Measure of Discounted Future Net Cash Flows decreased by $6.1 million from December 31, 2019 to December 31, 2020.  A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached pages F-1 to F-24.

EVERFLOW EASTERN PARTNERS, L. P.

2020 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L. P.

Canfield, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Asset Retirement Obligations

Description of the Matter

At December 31, 2020, asset retirement obligations ("ARO") totaled approximately, $15 million. As further described in Note 1G, the Company’s ARO reflects the estimated present value of its obligations, for dismantlement, plugging and abandonment of crude oil and natural gas wells and associated pipelines and equipment. The estimation of the ARO requires significant judgment given the magnitude of the expected retirement costs and higher estimation uncertainty related to the timing of settlements and settlement amounts. Auditing the Company’s ARO is complex and highly judgmental because of the significant estimation required by management in determining the obligation. In particular, the estimate was sensitive to significant subjective assumptions such as retirement cost estimates and the estimated timing of settlements, which are both affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s internal controls over its ARO estimation process, including management’s review of the significant assumptions that have a material effect on the determination of the obligations. To test the ARO, our audit procedures included, among others, assessing the significant assumptions and inputs used in the valuation, such as retirement cost estimates and timing of settlement assumptions. For example, we evaluated retirement cost estimates by comparing the Company’s estimates to its recent costs to retire wells. Additionally, we compared assumptions for the timing of settlements to production forecasts and tested the mathematical accuracy of the ARO calculations.

/s/ Maloney + Novotny LLC

We have served as the Company's auditor since 1988.

Cleveland, Ohio

March 25, 2021

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,249,207	$11,757,057
Investments	20,372,652	20,107,580
Production accounts receivable	815,419	1,208,634
Other	79,950	8,150
Total current assets	31,517,228	33,081,421

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	142,912,812	174,633,910
Pipeline and support equipment	719,988	791,756
Corporate and other	2,093,989	2,090,250
Gross property and equipment	145,726,789	177,515,916
Less accumulated depreciation, depletion, amortization and write down	138,424,885	168,720,741
Net property and equipment	7,301,904	8,795,175

OTHER ASSETS	131,863	131,624

TOTAL ASSETS	$38,950,995	$42,008,220

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,470,720	$2,136,590
Accrued expenses	1,575,935	1,425,492
Total current liabilities	4,046,655	3,562,082

DEFERRED INCOME TAXES	27,900	45,700

OPERATIONAL ADVANCES	2,653,099	2,463,685

ASSET RETIREMENT OBLIGATIONS	14,564,400	16,640,632

COMMITMENTS AND CONTINGENCIES	-	-

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,441,928 and 5,492,967 Units, respectively	17,442,684	19,063,258

GENERAL PARTNER'S EQUITY	216,257	232,863
Total partners' equity	17,658,941	19,296,121

TOTAL LIABILITIES AND PARTNERS' EQUITY	$38,950,995	$42,008,220

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020 and 2019

	2020	2019
REVENUES
Crude oil and natural gas sales	$3,413,680	$7,298,279
Well management and operating	405,560	538,401
Other	5,310	8,232
Total revenues	3,824,550	7,844,912

DIRECT COST OF REVENUES
Production costs	1,955,265	2,612,507
Well management and operating	244,474	321,004
Depreciation, depletion and amortization	970,115	600,180
Accretion expense	243,468	273,023
Total direct cost of revenues	3,413,322	3,806,714

GENERAL AND ADMINISTRATIVE EXPENSE	2,024,011	2,267,337
Total cost of revenues	5,437,333	6,074,051

INCOME (LOSS) FROM OPERATIONS	(1,612,783)	1,770,861

OTHER INCOME
Investment income	273,419	590,333
Gain on disposal of property and equipment	1,067,994	27,775
Total other income	1,341,413	618,108

INCOME (LOSS) BEFORE INCOME TAXES	(271,370)	2,388,969

INCOME TAX EXPENSE (BENEFIT)
Current	(50,300)	28,292
Deferred	(17,800)	5,000
Total income tax expense (benefit)	(68,100)	33,292

NET INCOME (LOSS)	$(203,270)	$2,355,677

Allocation of Partnership Net Income (Loss):
Limited Partners	$(200,806)	$2,327,392
General Partner	(2,464)	28,285

Net income (loss)	$(203,270)	$2,355,677

Net income (loss) per unit	$(0.04)	$0.42

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Years Ended December 31, 2020 and 2019

	2020	2019

PARTNERS' EQUITY – BEGINNING OF YEAR	$19,296,121	$18,709,962

Net income (loss)	(203,270)	2,355,677

Cash distributions ($0.25 per unit in 2020 and $0.30 per unit in 2019)	(1,390,016)	(1,684,936)

Repurchase of Units	(69,694)	(129,582)

Options exercised	25,800	45,000

PARTNERS' EQUITY – END OF YEAR	$17,658,941	$19,296,121

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(203,270)	$2,355,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,043,892	677,256
Accretion expense	243,468	273,023
Unrealized gain on investments	(403)	(69,208)
Gain on disposal of property and equipment	(1,067,994)	(27,775)
Deferred income taxes	(17,800)	5,000
Changes in assets and liabilities:
Production accounts receivable	393,215	453,035
Other current assets	(71,800)	56,531
Other assets	(239)	(5,828)
Accounts payable	(31,422)	266,705
Accrued expenses	(130,709)	(93,262)
Operational advances	189,414	328,053
Total adjustments	549,622	1,863,530
Net cash provided by operating activities	346,352	4,219,207

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(264,669)	(2,974,236)
Purchase of property and equipment	(117,890)	(323,903)
Proceeds from disposal of property and equipment	104,269	38,639
Settlement of disposal of property and equipment	(468,934)	-
Net cash used in investing activities	(747,224)	(3,259,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	326,932	-
Distributions	(1,390,016)	(1,684,936)
Repurchase of Units	(69,694)	(129,582)
Proceeds from options exercised	25,800	45,000
Net cash used in financing activities	(1,106,978)	(1,769,518)

NET CHANGE IN CASH AND EQUIVALENTS	(1,507,850)	(809,811)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	11,757,057	12,566,868

CASH AND EQUIVALENTS AT END OF YEAR	$10,249,207	$11,757,057

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$22,949	$40,215

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

B.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates impacting the Company's financial statements include revenue and expense accruals and oil and gas reserve quantities. In the oil and gas industry, and especially as related to the Company's natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product. Consequently, accounts receivable from production and crude oil and natural gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in subsequent periods’ financial results. As is typical in the oil and gas industry, a significant portion of the Company's accounts receivable from production and crude oil and natural gas sales consists of unbilled receivables. Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of crude oil and natural gas properties and also impact the timing and costs associated with asset retirement obligations. The Company's estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company's results of operations and financial position.

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

D.

Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $2,653,099 and $2,463,685 of operational advances at December 31, 2020 and 2019, respectively, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs. Operational advances held on behalf of joint venture partners include approximately $720,200 and $390,000 held on behalf of employees, including officers and directors, at December 31, 2020 and 2019, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $903,226 and $553,953 during 2020 and 2019, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved crude oil and natural gas properties (on a field by field basis) for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows. Estimates of future crude oil and natural gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value, using the income approach, as the properties’ discounted estimated future net cash flows. The key assumptions above are not observable in the market and, therefore, the fair value of the oil and gas properties is classified as Level III. The Company did not write down any crude oil and natural gas properties during 2020 or 2019.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Property and Equipment (Continued)

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, building and improvements - 39 to 40 years). Depreciation on pipeline and support equipment amounted to $66,889 and $46,227 for the years ended December 31, 2020 and 2019, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $73,777 and $77,076 for the years ended December 31, 2020 and 2019, respectively.

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

Gain on disposal of property and equipment includes approximately $1,009,200 associated with non-cash settlements of asset retirement obligations during 2020.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

G.	Asset Retirement Obligations (Continued)

The schedule below is a reconciliation of the Company's liability for the years ended December 31:

	2020	2019

Beginning of period	$17,221,632	$17,003,486
Liabilities incurred	2,860	3,745
Liabilities settled	(2,472,560)	(58,622)
Accretion expense	243,468	273,023

End of period	$14,995,400	$17,221,632

H.	Revenue Recognition – Revenues from contracts with customers are recognized when performance obligations are satisfied in accordance with contractual terms.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at December 31, 2020 and 2019, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at December 31, 2020 and 2019, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

H.	Revenue Recognition (Continued)

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2020 and 2019.

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

I.

Income Taxes – Everflow is not a tax-paying entity and the net taxable income or loss, other than the taxable income or loss allocable to EEI, which is a C corporation owned by Everflow, is allocated directly to its respective partners. The non-taxable status of the Programs and Everflow is the primary reconciling item between taxes computed at the Federal statutory rate and the effective tax rate in the consolidated statements of operations. The Company is not able to determine the net difference between the tax bases and the reported amounts of Everflow's assets and liabilities due to separate elections that were made by owners of the working interests and limited partnership interests that comprised the Programs.

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

Net income (loss) per limited partner Unit have been computed based on the weighted average number of Units outstanding during each year presented.

K.

Subsequent Event – In March 2021, the Company reached separate agreements with unaffiliated third parties to sell substantially all the Company’s interests in 34 oil and gas properties located in Eastern Ohio. The Company expects to recognize a gain on sale of assets of approximately $560,000 in association with the transaction.

L.

New Accounting Standards – In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold and requires entities to reflect their current estimate of all expected credit losses. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from it scope that have a contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020 with no changes to its methodology, financial statements or disclosures.

The Company has reviewed all other recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

M.	Reclassifications – Certain prior period amounts have been reclassified to conform with the current period’s presentation.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company's accounts payable and accrued expenses consist of the following at December 31:

	2020	2019
Accounts Payable:
Production and related other	$1,638,704	$1,768,723
Property and equipment disposal	468,934	-
Other	300,440	304,488
Joint venture partner deposits	62,642	63,379

Total accounts payable	$2,470,720	$2,136,590

Accrued Expenses:
Payroll and retirement plan contributions	$652,530	$651,856
Current portion of asset retirement obligations	431,000	581,000
Paycheck Protection Program loan	326,932	-
Drilling	96,419	96,419
Federal, state and local taxes	36,154	35,917
Other	32,900	60,300

Total accrued expenses	$1,575,935	$1,425,492

In March 2020, the Coronavirus Aid, Relief and Economic Security Act was enacted into law. The Paycheck Protection Program Flexibility Act (the “Flexibility Act”) was enacted into law in June 2020. Among several other economic stimulus benefits, these laws established the United States Small Business Administration’s Paycheck Protection Program (the “PPP”). In April 2020, EEI received a $326,932 unsecured PPP loan through a commercial bank (the “PPP Loan”). Provisions of the PPP allow the Company to apply for forgiveness of the PPP Loan provided the proceeds are used for covered expenditures and certain other requirements are satisfied. EEI applied for full forgiveness of the PPP Loan in January 2021. In February 2021, the United States Small Business Administration authorized full forgiveness of EEI’s PPP Loan.

Disposals of property and equipment reflect changes to accounts payable.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2021 Repurchase Right, based upon the December 31, 2020 calculation, is estimated to be $0.36 per Unit.

In June 2020, the Company repurchased 81,039 Units pursuant to the Repurchase Right at a price of $0.86 per Unit. In June 2019, the Company repurchased 86,388 Units pursuant to the Repurchase Right at a price of $1.50 per Unit. In June 2018, the Company repurchased 68,261 Units pursuant to the Repurchase Right at a price of $0.11 per Unit.

The Company has an Option Repurchase Plan (the "Option Plan") which permits the grant of options to repurchase certain Units to select officers and employees (the "Option Plan Participants"). The purpose of the Option Plan is to assist the Company in attracting and retaining officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the Option Plan Participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and certain key employees in June 2020, 2019 and 2018, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,441,928, 5,492,967 and 5,549,355 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2020, 2019 and 2018, respectively. There were no instruments outstanding at December 31, 2020 or 2019 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Retirement Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached defined minimum age and term of service requirements (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees' contributions to the Defined Contribution Plan as annually determined by EMC's Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC's Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company's total contributions to the Defined Contribution Plan amounted to approximately $187,300 and $190,900 for the years ended December 31, 2020 and 2019, respectively.

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

Natural gas sales accounted for 64% and 69% of total crude oil and natural gas sales in 2020 and 2019, respectively. Approximately 80% and 79% of total crude oil and natural gas sales were derived from operated wells in 2020 and 2019, respectively. The Company had one significant purchaser of natural gas production from operated wells for the years ended December 31, 2020 and 2019 (the “Major Gas Purchaser”). Natural gas sales to the Major Gas Purchaser as a percentage of consolidated crude oil and natural gas sales were 45% and 50% in 2020 and 2019, respectively.

Note 5.	Business Segments, Risks and Major Customers (Continued)

As of December 31, 2020, natural gas purchased by the Major Gas Purchaser covers production from approximately 570 gross operated wells. Production purchased by the Major Gas Purchaser from operated wells comprised approximately 70% and 71% of the Company's consolidated natural gas sales in 2020 and 2019, respectively.

The Company sells substantially all its crude oil production from operated wells to one purchaser (the “Major Oil Purchaser”).

The Company's production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management's review of current and historical credit losses and economic activity, a valuation allowance was not deemed necessary at December 31, 2020 and 2019. The Company expects that the Major Gas Purchaser and Major Oil Purchaser will continue to be the only major customers for natural gas and crude oil production from its operated wells in 2021. Historically, the Company has not tracked the purchasers of natural gas and crude oil derived from third party operated wells which may have the same customers.

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

CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2020	2019

Proved oil and gas properties	$142,912,812	$174,633,910

Pipeline and support equipment	719,988	791,756

Gross capitalized costs	143,632,800	175,425,666

Accumulated depreciation, depletion, amortization and write down	137,211,641	167,541,207

Net capitalized costs	$6,421,159	$7,884,459

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2020	2019

Property acquisition costs	$-	$23,018
Development costs	-	125,071

The Company had no purchases of producing oil and gas properties in 2020 or 2019.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities

(Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND
GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2020	2019

Crude oil and natural gas sales	$3,413,680	$7,298,279
Production costs	(1,955,265)	(2,612,507)
Depreciation, depletion and amortization	(970,115)	(600,180)
Accretion expense	(243,468)	(273,023)

Results of operations before income tax expense (benefit)	244,832	3,812,569

Income tax expense (benefit)	(70,000)	30,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$314,832	$3,782,569

Income tax expense (benefit) was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax expense (benefit) for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities

(Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)

Balance, January 1, 2019	386,000	16,358,000
Extensions, discoveries and other additions	20,000	95,000
Production	(42,000)	(1,840,000)
Revision of previous estimates	(35,000)	(1,578,000)

Balance, December 31, 2019	329,000	13,035,000
Production	(31,000)	(1,185,000)
Revision of previous estimates	(63,000)	(6,100,000)

Balance, December 31, 2020	235,000	5,750,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. The Company had less than 100 net proved undeveloped acres at December 31, 2020 and 2019, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $33,300 at December 31, 2020 and 2019, respectively.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2020	2019
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$16,918	$45,488
Future production and development costs	(11,227)	(26,931)
Future asset retirement obligations, net of salvage	(13,879)	(15,828)
Future income tax expense	(42)	(170)

Future net cash flows	(8,230)	2,559
Effect of discounting future net cash flows at 10% per annum	(334)	(5,061)

Standardized measure of discounted future net cash flows	$(8,564)	$(2,502)

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities

(Unaudited) (Continued)

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2020	2019
	(Thousands of Dollars)

Balance, beginning of year	$(2,502)	$4,444
Extensions, discoveries and other additions	-	551
Revision of quantity estimates	(1,337)	(1,650)
Sales of crude oil and natural gas, net of production costs	(1,458)	(4,686)
Net change in income taxes	79	88
Net changes in prices and production costs	(7,748)	(5,161)
Accretion of discount	(250)	444
Other	4,652	3,468

Balance, end of year	$(8,564)	$(2,502)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $1.46 and $2.17 per MCF at December 31, 2020 and 2019, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $36.30 and $52.14 per BBL at December 31, 2020 and 2019, respectively.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2020.

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

Management is responsible for assessing the effectiveness of our internal controls over financial reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessment, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal control over financial reporting during 2020 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

Effective March 24, 2021, Everflow Management Corporation, managing member of Everflow Management Limited, LLC, general partner of the Company, announced the following appointments and departure:

●	Appointment of Brian A. Staebler as President and Principal Executive Officer.

●	Appointment of Michael W. Rathburn as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and Director.

●	Departure of William A. Siskovic as President and Principal Executive Officer and appointment to Vice President.

See “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” for further discussion.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers.  The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner.  The members of the General Partner as of March 24, 2021 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; and one private New York limited liability company.

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

Directors and Officers of EEI and EMC.   The executive officers and directors of EEI and EMC as of March 24, 2021 are as follows:

Name	Age	Positions and Offices with EEI	Positions and Offices with EMC

Thomas L. Korner	67	Chairman of the Board and director	Chairman of the Board and director

Brian A. Staebler	46	President, Principal Executive Officer and director	President, Principal Executive Officer and director

Michael W. Rathburn	37	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director	Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director

William A. Siskovic	65	Vice President officer and director	Vice President officer and director

Peter H. Sykes	64	None	Director

All officers of EEI are employed by EEI to conduct business affairs of the Company. All directors of EEI are elected to serve by the Company, which is EEI’s sole shareholder.  Directors of EEI received no additional compensation or fees for their services to EEI or their services on behalf of the Company in 2020 or 2019.

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

William A. Siskovic was President and Principal Executive Officer of EEI and EMC from January 2010 to March 2021, when he resigned from these positions to accept a reduced role as Vice President of Operations. He remains an officer and director of EEI and EMC.  Mr. Siskovic had also previously served as Vice President of EEI from January 1989 to January 2010 and a Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a director of EMC.  He had served as Principal Financial and Accounting Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. Mr. Siskovic’s experience as a senior financial executive with EEI and EMC since the Company’s formation provides the Company with a valuable resource and qualifies him for his role as officer and director.  He is now responsible for day-to-day operational efficiency of the Company and EEI. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company.  From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm’s oil and gas consulting practice in the Cleveland, Ohio office.  From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer.  Mr. Siskovic has a Business Administration Degree in Accounting from Cleveland State University and currently serves on the Board of Trustees of the Children's Mental Health Circle of Friends Foundation, a nonprofit organization that serves a counseling center providing behavioral health care services.

Brian A. Staebler was appointed to serve as President and Principal Executive Officer and director of EEI and EMC in March 2021.  He now supervises and oversees all aspects of the Company and EEI’s business, including oil and gas property acquisition, development, operation and marketing.  He had previously served as Vice President, Secretary-Treasurer, Principal Financial Accounting Officer and director of EEI and EMC from January 2010 to March 2021. Prior to his role as Vice President, he had served as the Internal Audit Manager for the Company since September 2007, leading the Company’s efforts to become compliant with Sarbanes Oxley regulations. Prior to joining the Company, Mr. Staebler was a Senior Manager with Hausser + Taylor LLC, certified public accountants, and lead in-charge of the audit team that performed the annual audit and quarterly reviews of the Company as well as many other companies in the oil and gas industry. He had been a member of the audit team since December 1997. Mr. Staebler also served as a member of the firm’s oil and gas industry practice, covering an array of areas including attestation, financial reporting and consulting, and tax regulation. Mr. Staebler’s experience in working with the Company for 10 years as an independent auditor, financial reporting consultant and tax consultant, in addition to his experience as an employee of the Company working with Sarbanes Oxley regulations and compliance as it relates specifically to the Company, as well as his role as a senior financial executive since January 2010, qualifies him as an officer and director. Mr. Staebler has a Business Administration Degree in Accounting from the University of Toledo, is an active Certified Public Accountant licensed by the Accountancy Board of Ohio, and is a current member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Michael W. Rathburn was appointed to serve as Vice President, Secretary-Treasurer, Principal Financial Accounting Officer and director of EEI and EMC in March 2021. Mr. Rathburn is responsible for the financial operations of the Company and EEI. He had served as the Production Revenue Manager for the Company since April 2019, responsible for overseeing all aspects of the Company’s operations over oil and gas revenues, expenses and production distributions. Prior to joining the Company, Mr. Rathburn was a Senior Manager with Maloney + Novotny, LLC, certified public accountants, and lead in-charge of the audit team that performed the annual audit and quarterly reviews of the Company as well as other companies in the oil and gas industry and public sector. He had been a member of the audit team since May 2007. Mr. Rathburn also served as a member of the firm’s oil and gas industry practice, accounting and attestation practice and SEC practice. While at the firm, Mr. Rathburn specialized in attestation, financial reporting (both public and private sectors), corporate taxation and business consulting. Mr. Rathburn’s experience in working with the Company for 12 years as an independent auditor, financial reporting and tax consultant, in addition to his experience as an employee of the Company working as the Production Revenue Manager, qualifies him as an officer, director and audit committee financial expert. Mr. Rathburn has a Business Administration Degree in Accounting from Miami University, is an active Certified Public Accountant licensed by the Accountancy Board of Ohio and is a current member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.

Audit Committee

EMC is the managing general partner of the Company.  The directors and officers of EMC serve as the Company’s audit committee as specified in section 3(a)(58)(B) of the Exchange Act.  Michael W. Rathburn, who is not independent, has been designated the Company’s audit committee financial expert.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Brian A. Staebler (Chairman)

William A. Siskovic

Thomas L. Korner

Peter H. Sykes

Michael W. Rathburn

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2020 were timely made.

ITEM 11.          EXECUTIVE COMPENSATION

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner.  The executive officers of EMC and EEI are compensated by EEI.  The compensation described below represents all compensation from EEI.

Overview of 2020 Executive Compensation Components

Components of executive compensation in the 2020 fiscal year for the executive officers of EMC and EEI include the following:

●	base salary

●	annual cash bonuses

●	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties.  In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance.  The base salaries paid during fiscal 2020 are shown in the Summary Compensation Table appearing further below in this Item 11.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year.  Annual cash bonuses are based on a percentage of the executive’s base salary.  For 2020, the Board of Directors set a range of these bonuses between 100% and 160% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives.  In 2020, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability.  In 2020, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2021 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary.  These target amounts range between 50% and 160% of base salary.  These target amounts were determined considering executive pay at companies of comparable size.  The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

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

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees.  The Company granted a total of 20,000 options to executive officers in 2020 and 2019, respectively, all of which were exercised immediately.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2020 and 2019, of those persons who were at December 31, 2020: (i) the Principal Executive Officer of EMC and EEI; and (ii) the Principal Financial Officer of EMC and EEI.  The Principal Executive Officer and Principal Financial Officer are hereinafter referred to collectively as the “Named Executive Officers.”

	SUMMARY COMPENSATION TABLE

	Annual Compensation

				Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)		Total

William A. Siskovic, President and Principal Executive Officer	2020	$155,600	$197,000	$47,700	(2)	$400,300
	2019	$145,400	$195,000	$52,600	(2)	$393,000

Brian A. Staebler, Vice President and Principal Financial and Accounting Officer	2020	$140,600	$152,000	$43,900	(3)	$336,500
	2019	$132,700	$150,000	$46,500	(3)	$329,200

No Named Executive Officer received personal benefits or perquisites during 2020 or 2019 in excess of $10,000.

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

(2)

During fiscal years ended December 31, 2020 and 2019, includes $21,500 and $28,200, respectively, contributed as profit sharing to the Defined Contribution Plan, $19,200 and $16,800 contributed as matching contributions to the Defined Contribution Plan, $700 and $1,300, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,300 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(3)

During fiscal years ended December 31, 2020 and 2019, includes $23,400 and $28,200, respectively, contributed as profit sharing to the Defined Contribution Plan, $16,800 and $13,800, respectively, contributed as matching contributions to the Defined Contribution Plan, $1,900 and $2,600 considered taxable wages with respect to personal use of a Company vehicle, and $1,800 and $1,900 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

None of the Named Executive Officers has an employment agreement with the Company or EEI.

Outstanding Equity Awards

The Company granted a total of 20,000 options to executive officers in 2020 and 2019, respectively, all of which were exercised immediately.  There were no outstanding unexercised options as of December 31, 2020 or 2019.

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

Director Compensation

Thomas L. Korner, William A. Siskovic, Brian A. Staebler and Peter H. Sykes did not receive any additional compensation for their service as Directors during 2020 or 2019.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member.  The members of the General Partner as of March 24, 2021 are EMC; two individuals who are officers and directors of EEI, William A. Siskovic and Brian A. Staebler; one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner; and one private New York limited liability company.  The General Partner of the Company owns a 1.22% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 24, 2021 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC.  The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

	BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,
	EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
	Units in	of Units in	Management	Interest in
Name of Holder	Company	Company (1)	Limited, LLC (2)	EMC

Directors and Executive Officers
William A. Siskovic (officer and director of EMC)	116,767	2.15	18.18	18.18
Peter H. Sykes (3) (director of EMC)	80,902	1.49	-	-
Thomas L. Korner (Chairman of the Board & director of EMC)	65,135	1.20	18.18	18.18
Brian A. Staebler (officer and director of EMC)	46,922	0.86	9.09	9.09
Michael W. Rathburn (officer and director of EMC)	14,399	0.26	-	-
	324,125	5.96	45.45	45.45

Other Beneficial Owners of >5% of the Company
Catherine S. Massie (4)	837,674	15.39	54.55	54.55
	1,161,799	21.35	100.00	100.00

(1)

Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.22% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.

(3)	Includes 80,902 Units held by PHS Associates, a New York limited partnership owned by the family of Peter H. Sykes.

(4)

Includes 729,805 Units, or 13.41% of the Company’s outstanding Units, held by Sykes Associates, LLC, a New York limited liability company located at 27 Wexford Glen, Pittsford, NY 14534, of which Catherine S. Massie is co-manager, and 107,869 Units, or 1.98% of the Company’s outstanding Units, held by CSM Associates, a New York limited partnership owned by the family of Catherine S. Massie. DFS Associates, a New York limited partnership owned by the family of David F. Sykes, owns an additional 80,902 Units, or 1.49% of the Company’s outstanding Units. David F. Sykes is also co-manager of Sykes Associates, LLC. Neither Catherine S. Massie nor David F. Sykes are officers or directors of EMC.

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties.  These ownership interests are charged per well fees for such services on the same basis as all other working interest owners.  William A. Siskovic, Thomas L. Korner and Brian A. Staebler did not make any investments in crude oil and natural gas properties and pipelines, including deposits for projects scheduled to commence in the subsequent year, during 2020. William A. Siskovic, Thomas L. Korner and Brian A. Staebler each made investments in crude oil and natural gas properties and pipelines, including deposits for projects scheduled to commence in the subsequent year, during 2019 in the amount of $8,900.

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2020 and 2019.  The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2020 and 2019, respectively.

	December 31,
	2020	2019

Audit fees	$169,400	$170,000
Audit related fees	-	-
Tax fees	-	5,100
All other fees	-	-

Total	$169,400	$175,100

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

ITEM 16.          FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	General Partnership Agreement of Everflow Management Company	(1)

3.4	Articles of Incorporation of Everflow Management Corporation	(1)

3.5	Code of Regulations of Everflow Management Corporation	(1)

3.6	Articles of Organization of Everflow Management Limited LLC	(3)

3.7	Amended and Restated Operating Agreement of Everflow Management Limited, LLC dated December 31, 2008	(4)

3.8	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Everflow Eastern Partners, L.P.	(8)

4.1	Description of Securities

10.1	Shareholders Agreement for Everflow Management Corporation	(1)

10.2	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(5)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(6)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 1, 2021 concerning evaluation of oil and gas reserves.

99.2	Audit Committee Charter of Everflow Management Corporation	(7)

E-1

EXHIBIT INDEX

Exhibit No.	Description

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-19279).

(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018 (File No. 0-19279).

E-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:         EVERFLOW MANAGEMENT LIMITED, LLC

General Partner

By:         EVERFLOW MANAGEMENT CORPORATION

Managing Member

By:	/s/ Thomas L Korner	Director	March 25, 2021
Thomas L Korner

By:	/s/ Brian A. Staebler	President, Principal Executive Officer and Director	March 25, 2021
Brian A. Staebler

By:	/s/ Michael W. Rathburn	Vice President, Treasurer, Principal Financial and Accounting Officer and Director	March 25, 2021
Michael W. Rathburn

By:	/s/ William A. Siskovic	Vice President Officer and Director	March 25, 2021
William A. Siskovic

By:	/s/ Peter H. Sykes	Director	March 25, 2021
Peter H. Sykes