Form 10-Q
period 2021-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2021-05-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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
None

There were 5,441,928 Units of limited partnership interest of the registrant as of May 10, 2021. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2021.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

MARCH 31, 2021

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

 March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,063,308	$10,249,207
Investments	20,379,693	20,372,652
Production accounts receivable	1,109,080	815,419
Other	65,945	79,950
Total current assets	31,618,026	31,517,228

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	139,217,861	142,912,812
Pipeline and support equipment	731,040	719,988
Corporate and other	2,097,229	2,093,989
Gross property and equipment	142,046,130	145,726,789

Less accumulated depreciation, depletion, amortization and write down	134,897,897	138,424,885
Net property and equipment	7,148,233	7,301,904

OTHER ASSETS	128,493	131,863

TOTAL ASSETS	$38,894,752	$38,950,995

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,115,193	$2,470,720
Accrued expenses	465,258	1,575,935
Total current liabilities	2,580,451	4,046,655

DEFERRED INCOME TAXES	27,900	27,900

OPERATIONAL ADVANCES	2,658,589	2,653,099

ASSET RETIREMENT OBLIGATIONS	14,593,038	14,564,400

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,441,928 Units	18,802,937	17,442,684

GENERAL PARTNER'S EQUITY	231,837	216,257
Total partners' equity	19,034,774	17,658,941

TOTAL LIABILITIES AND PARTNERS' EQUITY	$38,894,752	$38,950,995

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
REVENUES
Crude oil and natural gas sales	$1,764,630	$1,243,006
Well management and operating	139,904	139,968
Other	843	2,407
Total revenues	1,905,377	1,385,381

DIRECT COST OF REVENUES
Production costs	688,270	679,923
Well management and operating	84,300	84,563
Depreciation, depletion and amortization	90,861	184,772
Accretion expense	58,800	65,300
Total direct cost of revenues	922,231	1,014,558

GENERAL AND ADMINISTRATIVE EXPENSE	507,516	570,961
Total cost of revenues	1,429,747	1,585,519

INCOME (LOSS) FROM OPERATIONS	475,630	(200,138)

OTHER INCOME
Investment income (loss)	7,621	(155,218)
Gain on disposal of property and equipment	565,650	500,646
Forgiveness of loan	326,932	-
Total other income	900,203	345,428

NET INCOME	$1,375,833	$145,290

Allocation of Partnership Net Income:
Limited Partners	$1,359,076	$143,537
General Partner	16,757	1,753

Net income	$1,375,833	$145,290

Net income per unit	$0.25	$0.03

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020

PARTNERS' EQUITY - BEGINNING OF PERIOD	$17,658,941	$19,296,121

Net income	1,375,833	145,290

PARTNERS' EQUITY - END OF PERIOD	$19,034,774	$19,441,411

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,375,833	$145,290
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	109,461	203,172
Accretion expense	58,800	65,300
Unrealized loss on investments	20,310	261,343
Gain on disposal of property and equipment	(565,650)	(500,646)
Forgiveness of loan	(326,932)	-
Changes in assets and liabilities:
Production accounts receivable	(293,661)	206,357
Other current assets	14,005	(7,100)
Other assets	3,370	-
Accounts payable	(355,527)	120,662
Accrued expenses	(479,744)	(473,175)
Operational advances	5,490	33,290
Total adjustments	(1,810,078)	(90,797)
Net cash provided by (used in) operating activities	(434,245)	54,493

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(27,351)	(101,163)
Purchase of property and equipment	(112,815)	(50,388)
Proceeds from disposal of property and equipment	388,512	-
Settlement of disposal of property and equipment	-	(468,934)
Net cash provided by (used in) investing activities	248,346	(620,485)

NET CHANGE IN CASH AND EQUIVALENTS	(185,899)	(565,992)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	10,249,207	11,757,057

CASH AND EQUIVALENTS - END OF PERIOD	$10,063,308	$11,191,065

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$562	$7,652

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.

Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-‐Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of March 31, 2021 and December 31, 2020, cash and equivalents include $2,658,589 and $2,653,099, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $730,400 and $720,200 as of March 31, 2021 and December 31, 2020, respectively.

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

Gain on disposal of property and equipment includes approximately $315,700 and $500,700 associated with non-cash settlements of asset retirement obligations during the three month periods ended March 31, 2021 and 2020, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at March 31, 2021 and December 31, 2020, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2021 and December 31, 2020, respectively.

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

Net income per limited partner Unit have been computed based on the weighted average number of Units outstanding during each period presented.

L.

New Accounting Standards - The Company has reviewed recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

Accounts Payable:
Production and related other	$1,753,403	$1,638,704
Other	299,148	300,440
Joint venture partner deposits	62,642	62,642
Property and equipment disposal	-	468,934

Total accounts payable	$2,115,193	$2,470,720

Accrued Expenses:
Payroll and retirement plan contributions	$140,241	$652,530
Current portion of asset retirement obligations	127,000	431,000
Drilling	96,419	96,419
Other	92,600	32,900
Federal, state and local taxes	8,998	36,154
Paycheck Protection Program loan	-	326,932

Total accrued expenses	$465,258	$1,575,935

In March 2020, the Coronavirus Aid, Relief and Economic Security Act was enacted into law. The Paycheck Protection Program Flexibility Act was enacted into law in June 2020. Among several other economic stimulus benefits, these laws established the United States Small Business Administration’s Paycheck Protection Program (the “PPP”). In April 2020, EEI received a $326,932 unsecured PPP loan through a commercial bank (the “PPP Loan”). Provisions of the PPP allow EEI to apply for forgiveness of the PPP Loan provided the proceeds are used for covered expenditures and certain other requirements are satisfied. EEI applied for full forgiveness of the PPP Loan in January 2021. In February 2021, the United States Small Business Administration authorized full forgiveness of EEI’s PPP Loan.

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2021 Repurchase Right, based upon the December 31, 2020 calculation, is expected to be $0.36 per Unit.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,441,928 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2020. There were no instruments outstanding at March 31, 2021 or 2020 that would potentially dilute net income per Unit.

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

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$29,038	80%	$27,471	79%
Property and equipment (net)	7,148	20	7,302	21
Other	128	-	132	-
Total	$36,314	100%	$34,905	100%

Long-term liabilities	$17,279	48%	$17,246	49%
Partners' equity	19,035	52	17,659	51
Total	$36,314	100%	$34,905	100%

Working capital of $29.0 million as of March 31, 2021 represented an increase of $1.5 million from December 31, 2020, due primarily to an increase in production accounts receivable, as well as decreases in accounts payable and accrued expenses; offset somewhat by a decrease cash and equivalents. The increase in production accounts receivable is primarily the result of higher average crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable period. The decrease in accounts payable is primarily the result of a decrease in payables associated with the disposal of various oil and gas properties at March 31, 2021 as compared to the prior comparable reporting date, offset somewhat by additional production and related other payables outstanding at March 31, 2021 as compared to the prior comparable reporting period. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2020 being paid during the three months ended March 31, 2021, less current asset retirement obligations at March 31, 2021 as compared to the prior comparable reporting period, and the forgiveness of the balance of a loan obtained through the United States Small Business Administration’s Paycheck Protection Program which is further described below. The decrease in cash and equivalents is primarily the result of cash provided by investing activities and existing cash and equivalents being used in operating activities.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company obtained a $327,000 loan through the United States Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). In February 2021, the United States Small Business Administration authorized full forgiveness of the PPP Loan. The Company has had no other borrowings since the PPP Loan in 2020 and no principal indebtedness was outstanding as of May 10, 2021.

The Company’s cash flow provided by operations before the change in working capital was $987,000 during the three months ended March 31, 2021, an increase of $1.0 million as compared to $54,000 of cash flow used in operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $1.1 million during the three months ended March 31, 2021. Cash flows used in operating activities was $434,000 for the three months ended March 31, 2021.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2021 Repurchase Right.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2021 and 2020. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2021	2020

Revenues:
Crude oil and natural gas sales	93%	90%
Well management and operating	7	10
Total revenues	100%	100%

Expenses:
Production costs	36	49
Well management and operating	4	6
Depreciation, depletion and amortization	5	13
Accretion expense	3	5
General and administrative expense	27	41
Total expenses	75%	114%

Other income:
Investment income (loss)	-	(11)
Gain on disposal of property and equipment	30	36
Forgiveness of loan	17	-
Total other income	47%	25%

Net income	72%	11%

Revenues for the three month period ended March 31, 2021 increased $520,000, or 38%, as compared to the prior comparable period. The increase was primarily the result of an increase in crude oil and natural gas sales.

Crude oil and natural gas sales increased $522,000, or 42%, during the three months ended March 31, 2021 as compared to the prior comparable period. The increase was primarily the result of higher average natural gas and crude oil prices received, as well as additional natural gas volumes produced, during the three month period ended March 31, 2021 as compared to the prior comparable period. The increase in natural gas volumes produced during the three month period ended March 31, 2021 as compared to the prior comparable period was primarily the result of less Company operated properties being voluntarily shut-in during the three month period ended March 31, 2021 as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) decreased $94,000, or 51% during the three months ended March 31, 2021 as compared to the prior comparable period. The primary reasons for the decrease are higher projected crude oil and natural gas reserves during the three month period ended March 31, 2021 as compared to the prior comparable period. The increase in projected crude oil and natural gas reserves is primarily the result of higher benchmark crude oil and natural gas prices indexed throughout the first three months of 2021 as compared to the benchmark prices indexed throughout the prior comparable period. The higher 2021 benchmark prices project to increase reserves at December 31, 2021, the next scheduled valuation date, which project to increase the average economic life of the Company’s oil and gas properties as compared to December 31, 2020, the prior valuation date.

General and administrative expense decreased $63,000, or 11%, during the three months ended March 31, 2021 as compared to the prior comparable period. The primary reasons for the decrease are less legal and auditing costs incurred during the three month period ended March 31, 2021 as compared to the prior comparable period.

Other income increased $555,000, or 161%, during the three months ended March 31, 2021 as compared to the prior comparable period. The primary reasons for the increase were the result of increases in investment income, gain on disposal of property and equipment and forgiveness of the PPP Loan during the three month period ended March 31, 2021 as compared to the prior comparable period. The increase in investment income is primarily due to the Company having recognized less unrealized losses on its investments during the three month period ended March 31, 2021 as compared to the prior comparable period, offset somewhat by the Company having received less dividends on its investments during the three month period ended March 31, 2021 as compared to the prior period.

The Company reported net income of $1.4 million and $145,000 during the three months ended March 31, 2021 and 2020, respectively, representing 72% and 11% of total revenues during the three month periods ended March 31, 2021 and 2020, respectively. The increase in net income was primarily the result of increases in crude oil and natural gas sales and other income, as well as decreases in DD&A and general and administrative expenses.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2020, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: May 13, 2021	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)