Form 10-Q
period 2021-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2021-08-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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
None

There were 5,334,473 Units of limited partnership interest of the registrant as of August 10, 2021. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2021.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

JUNE 30, 2021

EVERFLOW EASTERN PARTNERS, L.P.

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$9,238,704	$10,249,207
Investments	22,403,839	20,372,652
Production accounts receivable	1,184,063	815,419
Other	51,095	79,950
Total current assets	32,877,701	31,517,228

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	139,217,861	142,912,812
Pipeline and support equipment	731,040	719,988
Corporate and other	2,097,229	2,093,989
Gross property and equipment	142,046,130	145,726,789

Less accumulated depreciation, depletion, amortization and write down	135,034,497	138,424,885
Net property and equipment	7,011,633	7,301,904

OTHER ASSETS	128,247	131,863

TOTAL ASSETS	$40,017,581	$38,950,995

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,113,238	$2,470,720
Accrued expenses	621,866	1,575,935
Total current liabilities	2,735,104	4,046,655

DEFERRED INCOME TAXES	27,900	27,900

OPERATIONAL ADVANCES	2,813,720	2,653,099

ASSET RETIREMENT OBLIGATIONS	14,608,038	14,564,400

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,334,473 and 5,441,928 Units, respectively	19,586,457	17,442,684

GENERAL PARTNER'S EQUITY	246,362	216,257
Total partners' equity	19,832,819	17,658,941

TOTAL LIABILITIES AND PARTNERS' EQUITY	$40,017,581	$38,950,995

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2021	2020	2021	2020
REVENUES
Crude oil and natural gas sales	$1,925,398	$482,121	$3,690,028	$1,725,127
Well management and operating	138,803	80,750	278,707	220,718
Other	1,345	1,097	2,188	3,504
Total revenues	2,065,546	563,968	3,970,923	1,949,349

DIRECT COST OF REVENUES
Production costs	511,501	335,314	1,199,771	1,015,237
Well management and operating	83,582	48,575	167,882	133,138
Depreciation, depletion and amortization	116,200	149,476	207,061	334,248
Accretion expense	55,000	63,800	113,800	129,100
Total direct cost of revenues	766,283	597,165	1,688,514	1,611,723

GENERAL AND ADMINISTRATIVE EXPENSE	487,698	492,839	995,214	1,063,800
Total cost of revenues	1,253,981	1,090,004	2,683,728	2,675,523

INCOME (LOSS) FROM OPERATIONS	811,565	(526,036)	1,287,195	(726,174)

OTHER INCOME
Investment income	25,164	361,884	32,785	206,666
Gain (Loss) on disposal of property and equipment	-	(3,800)	565,650	496,846
Forgiveness of loan	-	-	326,932	-
Total other income	25,164	358,084	925,367	703,512

NET INCOME (LOSS)	$836,729	$(167,952)	$2,212,562	$(22,662)

Allocation of Partnership Net Income (Loss):
Limited Partners	$826,538	$(165,926)	$2,185,614	$(22,389)
General Partner	10,191	(2,026)	26,948	(273)

Net income (loss)	$836,729	$(167,952)	$2,212,562	$(22,662)

Net income (loss) per Unit	$0.15	$(0.03)	$0.40	$-

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020

PARTNERS' EQUITY - BEGINNING OF PERIOD	$17,658,941	$19,296,121

Net income (loss)	2,212,562	(22,662)

Cash distributions ($0.25 per unit in 2020)	-	(1,390,016)

Repurchase of Units	(49,484)	(69,694)

Options exercised	10,800	25,800

PARTNERS' EQUITY - END OF PERIOD	$19,832,819	$17,839,549

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,212,562	$(22,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	246,061	371,148
Accretion expense	113,800	129,100
Unrealized (gain) loss on investments	20,318	(20,657)
Gain on disposal of property and equipment	(565,650)	(496,846)
Forgiveness of loan	(326,932)	-
Changes in assets and liabilities:
Production accounts receivable	(368,644)	560,670
Other current assets	28,855	(7,500)
Other assets	3,616	57
Accounts payable	(357,482)	170,650
Accrued expenses	(412,620)	(489,378)
Operational advances	160,621	38,032
Total adjustments	(1,458,057)	255,276
Net cash provided by operating activities	754,505	232,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,051,505)	(179,658)
Purchase of property and equipment	(112,815)	(50,388)
Proceeds from disposal of property and equipment	388,512	7,800
Settlement of disposal of property and equipment	-	(468,934)
Net cash used in investing activities	(1,775,808)	(691,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	-	326,932
Distributions	-	(1,390,016)
Proceeds from options exercised	10,800	25,800
Net cash provided by (used in) financing activities	10,800	(1,037,284)

NET CHANGE IN CASH AND EQUIVALENTS	(1,010,503)	(1,495,850)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	10,249,207	11,757,057

CASH AND EQUIVALENTS - END OF PERIOD	$9,238,704	$10,261,207

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$526	$7,652

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organi
zation and Summary of Significant Accounting Policies

F.	Investments (continued)

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of June 30, 2021 and December 31, 2020, cash and equivalents include $2,813,720 and $2,653,099, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $794,800 and $720,200 as of June 30, 2021 and December 31, 2020, respectively.

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

Gain on disposal of property and equipment includes approximately $315,700 and $495,200 of gains associated with non-cash settlements of asset retirement obligations during the six month periods ended June 30, 2021 and 2020, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at June 30, 2021 and December 31, 2020, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2021 and December 31, 2020, respectively.

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

K.

Allocation of Income (Loss) and Per Unit Data - Under the terms of the limited partnership agreement, initially, 99% of revenues and costs were allocated to the Unitholders (the limited partners) and 1% of revenues and costs were allocated to the General Partner. Such allocation has changed and may change in the future due to Unitholders electing to exercise the Repurchase Right and select officers and employees electing to exercise options (see Note 3).

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Accounts Payable:
Production and related other	$1,744,521	$1,638,704
Other	306,075	300,440
Joint venture partner deposits	62,642	62,642
Property and equipment disposal	-	468,934

Total accounts payable	$2,113,238	$2,470,720

Accrued Expenses:
Payroll and retirement plan contributions	$280,068	$652,530
Current portion of asset retirement obligations	167,000	431,000
Drilling	96,419	96,419
Repurchase of Units	49,484	-
Federal, state and local taxes	17,995	36,154
Other	10,900	32,900
Paycheck Protection Program loan	-	326,932

Total accrued expenses	$621,866	$1,575,935

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2021 Repurchase Right, based upon the December 31, 2020 calculation, was $0.36 per Unit.

In June 2021, the Company repurchased 137,455 Units pursuant to the Repurchase Right at a price of $0.36 per Unit. In June 2020, the Company repurchased 81,039 Units pursuant to the Repurchase Right at a price of $0.86 per Unit. In June 2019, the Company repurchased 86,388 Units pursuant to the Repurchase Right at a price of $1.50 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and key employees in June 2021, 2020 and 2019, respectively. All options granted were exercised on the same date.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Partners’ Equity (Continued)

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,334,473 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2021. There were no instruments outstanding at June 30, 2021 or 2020 that would potentially dilute net income per Unit.

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

In March 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (“COVID-19”) a global pandemic. COVID-19 has led to global shutdowns as governments imposed regulations in efforts to control the spread of COVID-19. As a result, physical and economic uncertainties have arisen which have, at times, negatively impacted the Company’s operations, cash flows and financial position.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (“COVID-19”) a global pandemic. COVID-19 has led to global shutdowns as governments imposed regulations in efforts to control the spread of COVID-19. As a result, physical and economic uncertainties have arisen which have, at times, negatively impacted the Company’s operations, cash flows and financial condition.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$30,143	81%	$27,471	79%
Property and equipment (net)	7,012	19	7,302	21
Other	128	-	132	-
Total	$37,283	100%	$34,905	100%

Long-term liabilities	$17,450	47%	$17,246	49%
Partners' equity	19,833	53	17,659	51
Total	$37,283	100%	$34,905	100%

Working capital of $30.1 million as of June 30, 2021 represented an increase of $2.6 million from December 31, 2020, due primarily to increases in investments and production accounts receivable, as well as decreases in accounts payable and accrued expenses; offset somewhat by a decrease in cash and equivalents. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the six months ended June 30, 2021 that invests primarily in investment grade, short-term fixed and floating rate securities. The increase in production accounts receivable is primarily the result of higher average crude oil and natural gas prices received, as well as more natural gas volumes produced, during the current receivable production period as compared to the prior comparable period. The increase in natural gas volumes produced is primarily the result of less Company operated properties being shut-in during the current receivable period as compared to the prior comparable period. The decrease in accounts payable is primarily the result of a decrease in payables associated with the disposal of various oil and gas properties at June 30, 2021 as compared to the prior comparable period. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2020 being paid during the six months ended June 30, 2021, less current asset retirement obligations at June 30, 2021 as compared to the prior comparable reporting period, and the forgiveness of the balance of a loan obtained through the United States Small Business Administration’s Paycheck Protection Program which is further described below. The decrease in cash and equivalents is primarily the result of cash provided by operating activities and existing cash and equivalents being used in investing activities.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company obtained a $327,000 loan through the United States Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). In February 2021, the United States Small Business Administration authorized full forgiveness of the PPP Loan. The Company has had no other borrowings since the PPP Loan in 2020 and no principal indebtedness was outstanding as of August 10, 2021.

The Company’s cash flow provided by operations before the change in working capital was $2.2 million during the six months ended June 30, 2021, an increase of $2.2 million as compared to $19,000 of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $1.4 million during the six months ended June 30, 2021. Cash flows provided by operating activities was $755,000 for the six months ended June 30, 2021.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2022 Repurchase Right, if necessary.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2021 and 2020. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Revenues:
Crude oil and natural gas sales	93%	86%	93%	89%
Well management and operating	7	14	7	11
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	25	59	30	52
Well management and operating	4	9	4	7
Depreciation, depletion and amortization	5	27	5	17
Accretion expense	3	11	3	7
General and administrative expense	23	87	25	54
Total expenses	60%	193%	67%	137%

Other income:
Investment income	1	64	1	11
Gain (Loss) on disposal of property and equipment	-	(1)	14	25
Forgiveness of loan	-	-	8	-
Total other income	1%	63%	23%	36%

Net income (loss)	41%	(30)%	56%	(1)%

Revenues for the three month period ended June 30, 2021 increased $1.5 million, or 266%, as compared to the prior comparable period. Revenues for the six month period ended June 30, 2021 increased $2.0 million, or 104%, as compared to the prior comparable period. Both revenue variances were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $1.4 million, or 299%, during the three months ended June 30, 2021 as compared to the prior comparable period. Crude oil and natural gas sales increased $2.0 million, or 114%, during the six months ended June 30, 2021 as compared to the prior comparable period. The increases were primarily the result of higher average natural gas and crude oil prices received, as well as additional natural gas volumes produced and more crude oil volumes sold, during the three and six month periods ended June 30, 2021 as compared to the prior comparable periods. The increase in natural gas volumes produced during the three and six month periods ended June 30, 2021 as compared to the prior comparable period was primarily the result of less Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2021 as compared to the prior comparable periods. The increase in crude oil volumes sold during the three and six month periods ended June 30, 2021 as compared to the prior comparable periods was primarily the result the Company strategically holding much of its crude oil production in field tanks and delaying shipment during the COVID-19 pandemic while extreme market price volatility was prevalent during the three and six month periods ended June 30, 2020.

Production costs increased $176,000, or 53%, during the three month period ended June 30, 2021 as compared to the prior comparable period. Production costs increased $185,000, or 18% during the six month period ended June 30, 2021 as compared to the prior comparable period. The primary reasons for both increases are the result of additional costs recognized in association with third party operated properties and increased costs associated with Company operated properties as less Company operated properties were voluntarily shut-in during the three and six month periods ended June 30, 2021 as compared to the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) decreased $33,000, or 22% during the three months ended June 30, 2021 as compared to the prior comparable period. DD&A decreased $127,000, or 38% during the six months ended June 30, 2021 as compared to the prior comparable period. The primary reasons for both decreases are higher projected crude oil and natural gas reserves during the three and six month periods ended June 30, 2021 as compared to the prior comparable periods. The increase in projected crude oil and natural gas reserves is primarily the result of higher benchmark crude oil and natural gas prices indexed throughout the first three and six months of 2021 as compared to the benchmark prices indexed throughout the prior comparable periods. The higher 2021 benchmark prices project to increase reserves at December 31, 2021, the next scheduled valuation date, which will increase the average economic life of the Company’s oil and gas properties as compared to December 31, 2020, the prior valuation date. The effect that higher projected crude oil and natural gas reserves had on DD&A was offset somewhat by additional crude oil and natural gas volumes produced during the three and six month periods ended June 30, 2021 as compared to the prior comparable periods.

Other income decreased $333,000, or 93%, during the three month period ended June 30, 2021 as compared to the prior comparable period. The primary reason for the decrease was due to a decrease in investment income recognized during the three months ended June 30, 2021 as compared to the prior comparable period. The decrease in investment income was primarily the result of an unrealized loss on investments recognized during the three month period ended June 30, 2021 as compared to an unrealized gain on investments recognized during the prior comparable period, as well as the Company having received less dividends from its investments during the three month period ended June 30, 2021 as compared to the prior comparable period. Other income increased $222,000, or 32%, during the six month period ended June 30, 2021 as compared to the prior comparable period. The primary reasons for the increase was the result of an increase in gain on disposal of property and equipment and forgiveness of the PPP Loan during the six month period ended June 30, 2021 as compared to the prior comparable period, offset somewhat by a decrease in investment income recognized during the six month period ended June 30, 2021 as compared to the prior comparable period. The decrease in investment income was primarily due to the Company having received less dividends from its investments during the six month period ended June 30, 2021 as compared to the prior comparable period. Additionally, the Company recognized an unrealized loss on investments during the six month period ended June 30, 2021 as compared to an unrealized gain on investments recognized during the prior comparable period.

The Company reported net income of $837,000 and $2.2 million during the three and six month periods ended June 30, 2021, respectively, whereas the Company reported net losses of $168,000 and $23,000 during the three and six month periods ended June 30, 2020, respectively. The increase in net income during the three month period ended June 30, 2021 as compared to the prior comparable period was primarily the result of increases in crude oil and natural gas sales and a decrease in DD&A, offset somewhat by an increase in production costs and a decrease in other income. The increase in net income during the six month period ended June 30, 2021 as compared to the prior comparable period was primarily the result of increases in crude oil and natural gas sales and other income and a decrease in DD&A, offset somewhat by an increase in production costs. The Company’s net income represented 41% and 56% of total revenues during the three and six month periods ended June 30, 2021, respectively. The Company’s net loss represented 30% and 1% of total revenues during the three and six month periods ending June 30, 2020, respectively.

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

Part II:	OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: August 12, 2021	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)