Form 10-Q
period 2021-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2021-11-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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
None

There were 5,334,473 Units of limited partnership interest of the registrant as of November 10, 2021. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2021.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

SEPTEMBER 30, 2021

EVERFLOW EASTERN PARTNERS, L.P.

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,434,106	$10,249,207
Investments	22,404,432	20,372,652
Production accounts receivable	1,534,609	815,419
Other	51,095	79,950
Total current assets	34,424,242	31,517,228

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	138,085,861	142,912,812
Pipeline and support equipment	731,040	719,988
Corporate and other	2,111,899	2,093,989
Gross property and equipment	140,928,800	145,726,789

Less accumulated depreciation, depletion, amortization and write down	134,041,133	138,424,885
Net property and equipment	6,887,667	7,301,904

OTHER ASSETS	127,839	131,863

TOTAL ASSETS	$41,439,748	$38,950,995

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,110,567	$2,470,720
Accrued expenses	878,193	1,575,935
Total current liabilities	2,988,760	4,046,655

DEFERRED INCOME TAXES	27,900	27,900

OPERATIONAL ADVANCES	2,838,471	2,653,099

ASSET RETIREMENT OBLIGATIONS	14,376,738	14,564,400

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,334,473 and 5,441,928 Units, respectively	20,944,436	17,442,684

GENERAL PARTNER'S EQUITY	263,443	216,257
Total partners' equity	21,207,879	17,658,941

TOTAL LIABILITIES AND PARTNERS' EQUITY	$41,439,748	$38,950,995

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2021	2020	2021	2020
REVENUES
Crude oil and natural gas sales	$2,417,717	$643,905	$6,107,745	$2,369,032
Well management and operating	142,139	79,747	420,846	300,465
Other	1,251	753	3,439	4,257
Total revenues	2,561,107	724,405	6,532,030	2,673,754

DIRECT COST OF REVENUES
Production costs	522,529	384,397	1,722,300	1,399,634
Well management and operating	85,418	47,990	253,300	181,128
Depreciation, depletion and amortization	104,136	177,810	311,197	512,058
Accretion expense	52,700	61,800	166,500	190,900
Total direct cost of revenues	764,783	671,997	2,453,297	2,283,720

GENERAL AND ADMINISTRATIVE EXPENSE	489,347	429,545	1,484,561	1,493,345
Total cost of revenues	1,254,130	1,101,542	3,937,858	3,777,065

INCOME (LOSS) FROM OPERATIONS	1,306,977	(377,137)	2,594,172	(1,103,311)

OTHER INCOME
Investment income	983	47,500	33,768	254,166
Gain on disposal of property and equipment	67,100	540,044	632,750	1,036,890
Forgiveness of loan	-	-	326,932	-
Total other income	68,083	587,544	993,450	1,291,056

NET INCOME	$1,375,060	$210,407	$3,587,622	$187,745

Allocation of Partnership Net Income:
Limited Partners	$1,358,026	$207,861	$3,543,640	$185,472
General Partner	17,034	2,546	43,982	2,273

Net income	$1,375,060	$210,407	$3,587,622	$187,745

Net income per Unit	$0.26	$0.03	$0.66	$0.03

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020

PARTNERS' EQUITY - BEGINNING OF PERIOD	$17,658,941	$19,296,121

Net income	3,587,622	187,745

Cash distributions ($0.25 per unit in 2020)	-	(1,390,016)

Repurchase of Units	(49,484)	(69,694)

Options exercised	10,800	25,800

PARTNERS' EQUITY - END OF PERIOD	$21,207,879	$18,049,956

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,587,622	$187,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	368,197	567,358
Accretion expense	166,500	190,900
Unrealized (gain) loss on investments	42,670	(20,638)
Gain on disposal of property and equipment	(632,750)	(1,036,890)
Forgiveness of loan	(326,932)	-
Changes in assets and liabilities:
Production accounts receivable	(719,190)	662,003
Other current assets	28,855	(7,500)
Other assets	4,024	57
Accounts payable	(360,153)	(37,001)
Accrued expenses	(334,709)	(417,172)
Operational advances	185,372	45,909
Total adjustments	(1,578,116)	(52,974)
Net cash provided by operating activities	2,009,506	134,771

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,074,450)	(226,248)
Purchase of property and equipment	(127,485)	(52,388)
Proceeds from disposal of property and equipment	416,012	74,397
Settlement of disposal of property and equipment	-	(468,934)
Net cash used in investing activities	(1,785,923)	(673,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	-	326,932
Distributions	-	(1,390,016)
Repurchase of Units	(49,484)	(69,694)
Proceeds from options exercised	10,800	25,800
Net cash used in financing activities	(38,684)	(1,106,978)

NET CHANGE IN CASH AND EQUIVALENTS	184,899	(1,645,380)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	10,249,207	11,757,057

CASH AND EQUIVALENTS - END OF PERIOD	$10,434,106	$10,111,677

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$526	$8,949

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of September 30, 2021 and December 31, 2020, cash and equivalents include $2,838,471 and $2,653,099, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $823,800 and $720,200 as of September 30, 2021 and December 31, 2020, respectively.

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

Gain on disposal of property and equipment includes approximately $393,800 and $988,100 of gains associated with non-cash settlements of asset retirement obligations during the nine month periods ended September 30, 2021 and 2020, respectively. Gain on disposal of property and equipment includes approximately $78,100 and $492,900 of gains associated with non-cash settlements of asset retirement obligations during the three month periods ended September 30, 2021 and 2020, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at September 30, 2021 and December 31, 2020, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2021 and December 31, 2020, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

Accounts Payable:
Production and related other	$1,738,060	$1,638,704
Other	309,865	300,440
Joint venture partner deposits	62,642	62,642
Property and equipment disposal	-	468,934

Total accounts payable	$2,110,567	$2,470,720

Accrued Expenses:
Payroll and retirement plan contributions	$420,101	$652,530
Current portion of asset retirement obligations	315,000	431,000
Drilling	96,419	96,419
Federal, state and local taxes	26,993	36,154
Other	19,680	32,900
Paycheck Protection Program loan	-	326,932

Total accrued expenses	$878,193	$1,575,935

In March 2020, the Coronavirus Aid, Relief and Economic Security Act was enacted into law. The Paycheck Protection Program Flexibility Act was enacted into law in June 2020. Among several other economic stimulus benefits, these laws established the United States Small Business Administration’s Paycheck Protection Program (the “PPP”). In April 2020, EEI received a $326,932 unsecured PPP loan through a commercial bank (the “PPP Loan”). Provisions of the PPP allowed EEI to apply for forgiveness of the PPP Loan provided the proceeds were used for covered expenditures and certain other requirements were satisfied. In February 2021, the United States Small Business Administration authorized full forgiveness of EEI’s PPP Loan.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,334,473 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2021. There were no instruments outstanding at September 30, 2021 or 2020 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 577,000 MCF from October 2021 through March 2022 at various monthly weighted-average pricing provisions averaging $3.99 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$31,435	82%	$27,471	79%
Property and equipment (net)	6,888	18	7,302	21
Other	128	-	132	-
Total	$38,451	100%	$34,905	100%

Long-term liabilities	$17,243	45%	$17,246	49%
Partners' equity	21,208	55	17,659	51
Total	$38,451	100%	$34,905	100%

Working capital of $31.4 million as of September 30, 2021 represented an increase of $3.9 million from December 31, 2020, due primarily to increases in investments and production accounts receivable, as well as decreases in accounts payable and accrued expenses. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the nine months ended September 30, 2021 that invests primarily in investment grade, short-term fixed and floating rate securities. The increase in production accounts receivable is primarily the result of higher average crude oil and natural gas prices received, as well as more natural gas volumes produced, during the current receivable production period as compared to the prior comparable period. The increase in natural gas volumes produced is primarily the result of less Company operated properties being shut-in during the current receivable period as compared to the prior comparable period. The decrease in accounts payable is primarily the result of a decrease in payables associated with the disposal of various oil and gas properties at September 30, 2021 as compared to the prior comparable period. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2020 being paid during the nine months ended September 30, 2021, less current asset retirement obligations at September 30, 2021 as compared to the prior comparable reporting period, and the forgiveness of the balance of a loan obtained through the United States Small Business Administration’s Paycheck Protection Program which is further described below.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company obtained a $327,000 loan through the United States Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). In February 2021, the United States Small Business Administration authorized full forgiveness of the PPP Loan. The Company has had no other borrowings since the PPP Loan in 2020 and no principal indebtedness was outstanding as of November 10, 2021.

The Company’s cash flow provided by operations before the change in working capital was $3.7 million during the nine months ended September 30, 2021, an increase of $3.7 million as compared to $45,000 of cash flow used by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $1.7 million during the nine months ended September 30, 2021. Cash flows provided by operating activities was $2.0 million for the nine months ended September 30, 2021.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2022 Repurchase Right, if necessary.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 577,000 MCF from October 2021 through March 2022 at various monthly weighted-average pricing provisions averaging $3.99 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2021 and 2020. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Revenues:
Crude oil and natural gas sales	94%	89%	94%	89%
Well management and operating	6	11	6	11
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	21	53	26	52
Well management and operating	3	7	4	7
Depreciation, depletion and amortization	4	25	5	19
Accretion expense	2	9	2	7
General and administrative expense	19	58	23	56
Total expenses	49%	152%	60%	141%

Other income:
Investment income	-	7	-	10
Gain on disposal of property and equipment	3	74	10	38
Forgiveness of loan	-	-	5	-
Total other income	3%	81%	15%	48%

Net income	54%	29%	55%	7%

Revenues for the three month period ended September 30, 2021 increased $1.8 million, or 254%, as compared to the prior comparable period. Revenues for the nine month period ended September 30, 2021 increased $3.9 million, or 144%, as compared to the prior comparable period. Both revenue variances were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $1.8 million, or 275%, during the three months ended September 30, 2021 as compared to the prior comparable period. Crude oil and natural gas sales increased $3.7 million, or 158%, during the nine months ended September 30, 2021 as compared to the prior comparable period. The increases were primarily the result of higher average natural gas and crude oil prices received, as well as additional natural gas volumes produced and more crude oil volumes sold, during the three and nine month periods ended September 30, 2021 as compared to the prior comparable periods. The increase in natural gas volumes produced during the three and nine month periods ended September 30, 2021 as compared to the prior comparable periods was primarily the result of less Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2021 as compared to the prior comparable periods. The increase in crude oil volumes sold during the three and nine month periods ended September 30, 2021 as compared to the prior comparable periods was primarily the result of the Company strategically holding much of its crude oil production in field tanks and delaying shipment during the COVID-19 pandemic while extreme market price volatility was prevalent during the three and nine month periods ended September 30, 2020.

Production costs increased $138,000, or 36%, during the three month period ended September 30, 2021 as compared to the prior comparable period. Production costs increased $323,000, or 23% during the nine month period ended September 30, 2021 as compared to the prior comparable period. The primary reasons for both increases are the result of additional costs recognized in association with third party operated properties and increased costs associated with Company operated properties as less Company operated properties were voluntarily shut-in during the three and nine month periods ended September 30, 2021 as compared to the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) decreased $74,000, or 41% during the three months ended September 30, 2021 as compared to the prior comparable period. DD&A decreased $201,000, or 39% during the nine months ended September 30, 2021 as compared to the prior comparable period. The primary reason for both decreases is associated with higher projected crude oil and natural gas reserves during the three and nine month periods ended September 30, 2021 as compared to the prior comparable periods. The increase in projected crude oil and natural gas reserves is primarily the result of higher benchmark crude oil and natural gas prices indexed throughout the first three and nine months of 2021 as compared to the benchmark prices indexed throughout the prior comparable periods. The higher 2021 benchmark prices project to increase reserves at December 31, 2021, the next scheduled valuation date, which will increase the average economic life of the Company’s oil and gas properties as compared to December 31, 2020, the prior valuation date. The effect that higher projected crude oil and natural gas reserves had on DD&A was offset somewhat by additional crude oil sold and natural gas volumes produced during the three and nine month periods ended September 30, 2021 as compared to the prior comparable periods.

Other income decreased $519,000, or 88%, during the three month period ended September 30, 2021 as compared to the prior comparable period. The primary reason for the decrease was due to a decrease in gain on disposal of property and equipment during the three months ended September 30, 2021 as compared to the prior comparable period. Other income decreased $298,000, or 23%, during the nine month period ended September 30, 2021 as compared to the prior comparable period. The primary reasons for the decrease was the result of decreases in investment income and in gain on disposal of property and equipment during the nine month period ended September 30, 2021 as compared to the prior comparable period, offset somewhat by forgiveness of the PPP Loan during the nine month period ended September 30, 2021 as compared to the prior comparable period. The decrease in investment income was primarily due to the Company having received less dividends from its investments during the nine month period ended September 30, 2021 as compared to the prior comparable period. Additionally, the Company recognized an unrealized loss on investments during the nine month period ended September 30, 2021 as compared to an unrealized gain on investments recognized during the prior comparable period.

The Company reported net income of $1.4 million and $210,000 during the three month periods ended September 30, 2021 and 2020, respectively, representing 54% and 29% of total revenues during the three month periods ended September 30, 2021 and 2020, respectively. The Company reported net income of $3.6 million and $188,000 during the nine month periods ended September 30, 2021 and 2020, respectively, representing 55% and 7% of total revenues during the nine month periods ended September 30, 2021 and 2020, respectively. Both increases in net income were primarily the result of an increase in crude oil and natural gas sales and a decrease in DD&A, offset somewhat by an increase in production costs and a decrease in other income.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: November 12, 2021	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)