Form 10-K
period 2021-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2022-03-25
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No ☒

There were 4,064,272 Units of limited partnership interest held by non-affiliates of the Registrant as of June 30, 2021. At June 30, 2021, there was no public market for the Registrant’s Units of limited partnership interest. There were 5,334,473 Units of limited partnership interest of the Registrant as of March 10, 2022. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2021.

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

Current Operations.   The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 69% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2021 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 444 (net) wells. The Company serves as the operator of approximately 72% of the gross wells and 89% of the net wells which comprise the Company’s properties during the year 2021.

The Company expects to hold its producing properties until the oil and gas reserves underlying such properties are substantially depleted. However, the Company may, from time to time, sell any of its producing or other properties or leasehold interests if the Company believes that such sale would be in its best interest.

In March 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (“COVID-19”) a global pandemic. COVID-19 has led to global shutdowns as governments imposed, and continue to impose, regulations in efforts to control the spread of COVID-19. As a result, physical and economic uncertainties have arisen which have at times negatively impacted the Company’s operations, cash flows and financial position.

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

Acquisition of Prospects.   The Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. The Company makes additions to such leasehold inventory on an on-going basis. The Company may also acquire leases from third parties. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Beginning in 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2021, the Company’s current leasehold inventory consists of approximately 20 prospects in various stages of maturity representing less than 100 net acres under lease.

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

Acquisition of Producing Properties.   As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its ongoing leasehold acquisition and development activities. The Company did not acquire any producing oil and gas properties during 2021 or 2020.

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

The Company is permitted to incur indebtedness for any partnership purpose. In April 2020, EEI received an unsecured loan of approximately $327,000 through a commercial bank under the United States Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP Loan”), which provided employers relief in response to COVID-19. The PPP Loan was forgiven by the SBA in February 2021. It is currently anticipated that any future indebtedness would consist primarily of borrowings from commercial banks. The Company and EEI had no other borrowings since the PPP Loan and no principal indebtedness was outstanding as of March 10, 2022. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2021, net of asset retirement obligations, which aggregate to $6,776,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil.   Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers. Historically, posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices. There have been substantial fluctuations in crude oil prices in recent years, including 2021 and 2020.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2022, $102.02 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the disruption in global supply resulting from the conflict in Ukraine and related sanctions on Russia, political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of other supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to one oil purchaser.

Natural Gas.   The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2016, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. During 2017 and through 2019, excess natural gas supplies were the continued result of increased production and production capacity from regional integrated and independent producers. During 2020, excess natural gas supplies were primarily the result of decreased industrial and commercial energy consumption resulting from global shutdowns related to COVID-19. During 2021, increased industrial and commercial energy consumption, global supply chain issues, regulatory actions and executive orders issued by the federal government resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

Over the ten years prior to 2002, the Company had followed a practice of selling a significant portion of its natural gas pursuant to Intermediate Term Adjustable Price Gas Purchase Agreements (the “East Ohio Contracts”) with one gas purchaser (the “Major Gas Purchaser”). Pursuant to the East Ohio Contracts and subject to certain restrictions and adjustments, including termination clauses, the Major Gas Purchaser was obligated to purchase, and the Company was obligated to sell, all natural gas production from a specified list of wells. Pricing under the East Ohio Contracts was adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in the Major Gas Purchaser’s average Gas Cost Recovery rates.

Since 2002, the Company had multiple annual or biennial contracts with the Major Gas Purchaser, which obligated the Major Gas Purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2022, the Company has elected to lock-in 380,000 MCF from March 2022 to March 2023 at a weighted average price of $3.93 per MCF, net of regional basis adjustments.

As detailed above, the price paid for natural gas purchased by the Major Gas Purchaser varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed quantities is sold at the month’s closing price at Henry Hub, which is the location for pricing NYMEX, plus or minus regional basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. During 2021, natural gas purchased by the Major Gas Purchaser covered production from approximately 580 gross operated wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commodity Pricing, Risk Management Activities and Inflation.”

Since the second half of 2013, the market price for natural gas in the Appalachian Basin has experienced a decline relative to the price at Henry Hub primarily as a result of regional basis adjustments resulting primarily from the increased supply of natural gas in the Ohio and Pennsylvania regions.  Changes in the market price for natural gas, including regional basis, impact the Company’s revenues, earnings and liquidity.  The Company is unable to predict potential future movements in the market price for natural gas, including regional basis, and thus cannot predict the ultimate impact of prices on its operations.

During 2021, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than the Major Gas Purchaser, whose purchases of natural gas from operated wells accounted for approximately 82% of the Company’s consolidated natural gas sales. The Company expects that the Major Gas Purchaser will be the only material natural gas purchaser during fiscal year 2022.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas, and the continued oversupply of domestic natural gas have, at times, including 2021, resulted in a curtailment in exploration for and development of oil and gas properties.

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

The interstate transportation and sale for resale of natural gas is regulated by the Federal Energy Regulatory Commission (the “FERC”) under the Natural Gas Act of 1938. The wellhead price of natural gas is also regulated by the FERC under the authority of the Natural Gas Policy Act of 1978 (“NGPA”). Subsequently, the Natural Gas Wellhead Decontrol Act of 1989 (the “Decontrol Act”) was enacted on July 26, 1989. The Decontrol Act provided for the phasing out of price regulation under the NGPA commencing on the date of enactment and completely eliminated all such gas price regulation on January 1, 1993. In addition, the FERC has adopted and proposed several rules or orders concerning transportation and marketing of natural gas. The impact of these rules and other regulatory developments on the Company cannot be predicted. It is expected that the Company will sell natural gas produced by its oil and gas properties to a number of purchasers, including various industrial customers, pipeline companies and local public utilities, although the majority of natural gas sales from operated wells will be sold to the Major Gas Purchaser as discussed earlier.

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

Employees. As of March 10, 2022, EEI had 17 full-time and 1 part-time employee. These employees are primarily engaged in the following areas of business operations: seven in general administration, five in field operations, four in accounting and two in land and lease administration.

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

Natural Gas and Crude Oil Reserves.   Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date. The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves were $2.94 and $1.46 per MCF at December 31, 2021 and 2020 respectively, and the crude oil prices used in the estimation of proved reserves were $63.16 and $36.30 per BBL at December 31, 2021 and 2020, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2021, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 40 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2021. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2021 or 2020.

Proved Reserves.(1)  The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2021.

	Oil (BBLS)	Gas (MCF)

Proved Developed	336,000	16,145,000
Proved Undeveloped	-	-
Total	336,000	16,145,000

(1)

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2021. A reconciliation of the Company’s proved reserves is included in the Notes to the Consolidated Financial Statements.

Production.   The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2021 and 2020.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCF)	per BBL	per MCF	per Equivalent MCF(1)

2021	36,000	2,053,000	$64.46	$3.28	$1.01
2020	31,000	1,185,000	$38.94	$1.85	$1.42

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells.   The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2021.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
262	836	1,098	151	550	701

(1)

Oil wells are those wells which generated the majority of their revenues from crude oil production during 2021; gas wells are those wells which generated the majority of their revenues from natural gas production during 2021.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2021, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2021, discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$68,661
Future production and development costs	(37,790)
Future asset retirement obligations, net of salvage	(13,227)
Future income tax expense	(363)

Future net cash flows	17,281
Effect of discounting future net cash flows at 10% per annum	(10,505)
Standardized measure of discounted future net cash flows	$6,776

(1)	See the Notes to the Consolidated Financial Statements for additional information.

Acreage.   The Company had approximately 44,500 gross developed acres and 30,100 net developed acres as of December 31, 2021. Developed acreage is that acreage assignable to productive wells. The Company had less than 100 gross and net proved undeveloped acres as of December 31, 2021.

Drilling Activity.   The Company was not involved in any drilling activities during 2021 or 2020. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future activities.

Present Activities.   The Company has not participated in the drilling of any wells since December 31, 2021.

Delivery Commitments.   The Company has entered into various contracts with the Major Gas Purchaser, which, subject to certain restrictions and adjustments, obligate the Major Gas Purchaser to purchase and the Company to sell and deliver all natural gas production from certain operated contract wells. These operated contract wells comprised approximately 82% of the Company’s consolidated natural gas sales during 2021. In addition, the Company has entered into other various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters.   The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

ITEM 3.        LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of EEI and EMC as of March 10, 2022 are as follows: Brian A. Staebler, 47, President and Principal Executive Officer and director of EEI and EMC; Michael W. Rathburn, 38, Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director; William A. Siskovic, 66, Vice President and Principal Operations Officer and director since March 2021. The executive officers of EEI and EMC have served their respective positions since March 2021.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2022, there were 5,334,473 Units held by 1,234 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company paid a quarterly distribution every quarter from July 1991 through October 2015. The Company paid cash distributions equal to $0.25 per Unit in April 2020. The Company intends to make a cash distribution equal to $0.50 per Unit in April 2022 and future distributions as cash flows warrant.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The Company accepted an aggregate of 81,039 of its Units of limited partnership interest at a price of $0.86 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2020. The Company accepted an aggregate of 137,455 of its Units of limited partnership interest at a price of $0.36 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2021. The Company has determined that the price associated with the 2022 Repurchase Right, based upon the December 31, 2021 calculation, is estimated to be $2.51 per Unit. See Note 3 in the Company’s consolidated financial statements for additional information on the Repurchase Right.

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

The General Partner is a limited liability company, Everflow Management Limited LLC (“EML”). The members of the General Partner are Everflow Management Corporation, an Ohio Corporation ("EMC"); three individuals who are officers and directors of EEI, Brian A. Staebler, Michael W. Rathburn and William A. Siskovic and one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner.

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$33,498	83%	$27,471	79%
Property and equipment (net)	6,806	17	7,302	21
Other	210	-	132	-
Total	$40,514	100%	$34,905	100%

Long-term liabilities	$17,196	42	$17,246	49
Partners' equity	23,318	58	17,659	51
Total	$40,514	100%	$34,905	100%

Working capital surplus of $33.5 million as of December 31, 2021 represented a $6.0 million increase from December 31, 2020 due primarily to increases in cash and equivalents, investments and production accounts receivable and decreases in accounts payable and accrued expenses. The increase in cash and equivalents is primarily the result of cash provided by operating activities during 2021, offset somewhat by cash used in investing and financing activities. The increase in investments is primarily the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The increase in production accounts receivable is primarily the combined result of higher average natural gas and crude oil prices received and an increase in natural gas volumes produced during the current receivable period as compared to the prior comparable period. The increase in natural gas volumes produced is primarily the result of less operated oil and gas properties being voluntarily shut-in during the current receivable period as compared to the prior comparable period. The decrease in accounts payable is primarily the result of a decrease in payables associated with the disposal of various oil and gas properties, offset somewhat by an increase in production and related other payables. The decrease in accrued expenses is primarily the result of less current asset retirement obligations at December 31, 2021 as compared to the prior comparable reporting date and the forgiveness of the PPP Loan.

Property and equipment of $6.8 million as of December 31, 2021 represented a $500,000 decrease from December 31, 2020 due primarily to $443,000 of depreciation, depletion and amortization (“DD&A”) recognized during 2021.

In April 2020, EEI received a PPP Loan of approximately $327,000. The PPP Loan was forgiven by the SBA in February 2021. Prior to receiving the PPP Loan, the Company had not held a credit facility with a bank since 2003, nor has it had any additional borrowings since receipt of the PPP Loan. The Company expects to have adequate cash available to fund the Repurchase Right in 2022. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. The Company cannot provide any assurance as to the availability of any such line of credit under current market conditions. As further discussed below, the Company expects existing cash and equivalents and cash flows from ongoing operations to meet short-term cash requirements.

Cash Flows from Operating, Investing and Financing Activities

Cash provided by the Company’s operating activities and existing cash and equivalents were used in investing and financing activities during 2021 and 2020. The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020:

	2021		2020
	Dollars	%	Dollars	%
	(Amounts in Thousands)		(Amounts in Thousands)
Operating Activities:
Net income (loss) before adjustments	$5,698	103%	$(203)	(11)%
Adjustments	(154)	(3)	390	21
Cash flow from operations before working capital changes	5,544	100	187	10
Changes in working capital	(1,546)	(28)	159	9
Net cash provided by operating activities	3,998	72	346	19

Investing Activities:
Purchase of investments	(2,097)	(38)	(264)	(14)
Purchase of property and equipment	(142)	(2)	(118)	(7)
Proceeds from disposal of property and equipment	435	8	104	6
Settlement of disposal of property and equipment	-	-	(469)	(25)
Net cash used in investing activities	(1,804)	(32)	(747)	(40)

Financing Activities:
Proceeds from loan	-	-	327	18
Distributions	-	-	(1,390)	(75)
Repurchase of Units	(50)	(1)	(70)	(4)
Proceeds from options exercised	11	-	26	1
Net cash used in financing activities	(39)	(1)	(1,107)	(60)

Net change in cash and equivalents	$2,155	39%	$(1,508)	(81)%

Note:  All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes of $5.5 million represented 100% of total cash sources provided during 2021, and the Company’s cash flow from operations before working capital changes of $187,000 represented 10% of total cash sources provided during 2020. The increase in cash flow from operations before working capital changes in 2021, as compared to the prior comparable period, was primarily due to more crude oil and natural gas sales, net of increased production costs recognized during 2021 as compared to 2020. Changes in working capital other than cash and equivalents decreased cash by $1.5 million during 2021 and increased cash by $159,000 during 2020. The $1.5 million decrease in cash resulting from changes in working capital other than cash and equivalents in 2021 was primarily the result of an increase in production accounts receivable and decreases in accounts payable and accrued expenses, offset somewhat by an unrealized loss on investments. The increase in production accounts receivable is primarily the combined result of higher average natural gas and crude oil prices received and an increase in natural gas volumes produced during the current receivable period as compared to the prior comparable period. The increase in natural gas volumes produced is primarily the result of less operated oil and gas properties being voluntarily shut-in during the current receivable period as compared to the prior comparable period. The decrease in accounts payable was primarily the result of a decrease in payables associated with the disposal of various oil and gas properties, offset somewhat by an increase in production and related other payables. The decrease in accrued expenses was primarily the result of less current asset retirement obligations at December 31, 2021 as compared to the prior comparable reporting date and the forgiveness of the PPP Loan.

The Company used cash in investing activities of $1.8 million and $747,000 in 2021 and 2020, respectively. The $1.1 million increase in cash used in investing activities was primarily the result of additional cash used for purchases of investments made in 2021 as compared to those made in the prior comparable period, as well as no cash used for the settlement of disposal of property and equipment in 2021 as compared to the prior comparable period, offset somewhat by additional proceeds from sale of property and equipment in 2021 as compared to the prior comparable period.

The Company used cash in financing activities of $39,000 and $1.1 million in 2021 and 2020, respectively. The $1.1 million decrease in cash used in financing activities was primarily the result of no cash distributions paid to Unitholders in 2021 and no loan proceeds received in 2021 as compared to the prior comparable period.

The Company’s ending cash and equivalents balance of $12.4 million at December 31, 2021, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements. The Company intends to make a $0.50 per Unit distribution in April 2022 and future distributions as cash flows warrant.

The Company did not participate in the drilling of any new oil and gas properties during 2021. The Company’s share of proved gas reserves increased by 10.4 BCF, or 181%, between December 31, 2020 and December 31, 2021, while proved oil reserves increased by 101,000 BBLS, or 43%, between December 31, 2020 and December 31, 2021. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves increased by $15.4 million between December 31, 2020 and December 31, 2021. The primary reasons for this increase were due to increases in average natural gas and crude oil prices in 2021, as compared to the prior comparable period, and the related upward revisions in quantities of natural gas and crude oil reserves between December 31, 2020 and 2021.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company accepted an aggregate of 81,039 of its Units of limited partnership interest at a price of $0.86 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2020. The Company accepted an aggregate of 137,455 of its Units of limited partnership interest at a price of $0.36 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2021. The Company has determined that the price associated with the 2022 Repurchase Right, based upon the December 31, 2021 calculation, is estimated to be $2.51 per Unit, net of a $0.50 per Unit distribution expected to be made in April 2022.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2021 and 2020. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,

	2021	2020

Revenues:
Crude oil and natural gas sales	94%	89%
Well management and operating	6	11
Total revenues	100	100

Expenses:
Production costs	24	51
Well management and operating	4	6
Depreciation, depletion and amortization	4	26
Accretion expense	2	6
General and administrative expense	21	53
Total expenses	55	142

Other income	13	35

Income tax benefit	1	2

Net income (loss)	59%	(5)%

Revenues for the year ended December 31, 2021 increased $5.8 million, or 152%, compared to the prior comparable period. This increase was due primarily to an increase in crude oil and natural gas sales during 2021 as compared to 2020.

Crude oil and natural gas sales increased $5.7 million, or 166%, from 2020 to 2021. This increase was the combined result of increases in crude oil and natural gas volumes produced and higher average natural gas and crude oil prices received during 2021 as compared to 2020. The Company’s natural gas production increased by 868,000 MCF, or 73%, while crude oil production increased by 5,000 BBLS, or 16%, from 2020 to 2021. The primary reasons for the increase in crude oil and natural gas volumes produced during 2021 as compared to 2020 are the result of less operated oil and gas properties being voluntarily shut-in during 2021 as compared to the prior comparable period, offset somewhat by normal production decline associated with existing oil and gas properties. The average price received per MCF of natural gas increased from $1.85 in 2020 to $3.28 in 2021. The average price received per BBL of crude oil increased from $38.94 in 2020 to $64.46 in 2021. Natural gas sales accounted for 74% and 64% of total crude oil and natural gas sales in 2021 and 2020, respectively.

Production costs increased $339,000, or 17%, from 2020 to 2021. The increase is primarily the result of increased costs associated with Company operated properties as less Company operated properties were voluntarily shut-in during 2021 as compared to the prior comparable period.

DD&A decreased $601,000, or 62%, from 2020 to 2021. The decrease is primarily the result of an increase in natural gas and crude oil reserves as of the most recent valuation date, December 31, 2021, as compared to the prior valuation date, December 31, 2020. The increase in natural gas and crude oil reserves from 2020 to 2021 was primarily the result of higher natural gas and crude oil prices used to value reserves at December 31, 2021 as compared to the prior valuation date. The higher natural gas and crude oil prices contributed to increasing the average economic life of the Company’s oil and gas properties as compared to their prior valuation date. The effect of the increased natural gas and crude oil reserves on DD&A was offset somewhat by additional crude oil and natural gas volumes produced during 2021 as compared to the prior comparable period.

The Company reported net income of $5.7 million during 2021, as compared to a reported net loss of $203,000 during the prior comparable period. The primary reasons for the increase in reported net income are increases in crude oil and natural gas sales and a decrease in DD&A, offset somewhat by an increase in production costs. Net income represented 59% of total revenues during 2021, whereas net loss represented 5% of total revenues during 2020.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $300,000 and $903,000 during 2021 and 2020, respectively.

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

Crude oil and natural gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions. Any increases in estimated future cash flows would have no impact on the reported value of the Company’s crude oil and natural gas properties. In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the estimated fair value of the crude oil and natural gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the crude oil and natural gas properties. Any impairment loss would reduce property and equipment as well as total assets of the Company. An impairment loss would also decrease net income or increase net loss. The Company did not recognize any impairment during 2021 or 2020.

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

Revenue Recognition.   The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2021 or 2020. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

While the cost of operations is impacted by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2022, $102.02 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2021 was $3.28 per MCF, an increase of $1.43 per MCF as compared to 2020. The Company’s average price of natural gas during 2020 was $1.85 per MCF, a decrease of $0.94 per MCF as compared to 2019. The Company’s average price of natural gas during 2019 was $2.79 per MCF, an increase of $0.02 per MCF as compared to 2018. The Company’s average price of natural gas during 2018 was $2.77 per MCF, an increase of $0.05 per MCF as compared to 2017. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2022 at $4.57 per MCF and the regional basis adjustment settled for the month of March 2022 at $(0.77) per MCF, resulting in a net regional market price of $3.80 per MCF. Since 2002, the Company has had and continues to have multiple annual or biennial contracts with various purchasers of natural gas, which obligate certain purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Per the terms of one of the Company’s contracts with a gas purchaser, the Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2022, the Company has elected to lock-in 380,000 MCF from March 2022 to March 2023 at a weighted average price of $3.93 per MCF, net of regional basis adjustments.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows, decreasing from $28.2 million at December 31, 2014 to $(8.2) million at December 31, 2015, decreasing to $(9.9) million at December 31, 2016, increasing to $(5.1) million at December 31, 2017, increasing to $4.4 million at December 31, 2018, decreasing to $(2.5) million at December 31, 2019, decreasing to $(8.6) million at December 31, 2020 and increasing to $6.8 million at December 31, 2021.

The Company’s Standardized Measure of Discounted Future Net Cash Flows increased by $15.4 million from December 31, 2020 to December 31, 2021. A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached pages F-1 to F-23.

EVERFLOW EASTERN PARTNERS, L. P.

2021 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L. P.

Canfield, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Everflow Eastern Partners, L. P. and subsidiaries as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Asset Retirement Obligations

Description of the Matter

At December 31, 2021, asset retirement obligations ("ARO") totaled approximately, $14 million. As further described in Note 1G, the Company’s ARO reflects the estimated present value of its obligations, for dismantlement, plugging and abandonment of crude oil and natural gas wells and associated pipelines and equipment. The estimation of the ARO requires significant judgment given the magnitude of the expected retirement costs and higher estimation uncertainty related to the timing of settlements and settlement amounts. Auditing the Company’s ARO is complex and highly judgmental because of the significant estimation required by management in determining the obligation. In particular, the estimate was sensitive to significant subjective assumptions such as retirement cost estimates and the estimated timing of settlements, which are both affected by expectations about future market and economic conditions.

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

Cleveland, Ohio

March 25, 2022

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
ASSETS

CURRENT ASSETS
Cash and equivalents	$12,404,205	$10,249,207
Investments	22,382,137	20,372,652
Production accounts receivable	1,846,726	815,419
Other	51,095	79,950
Total current assets	36,684,163	31,517,228

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	136,173,678	142,912,812
Pipeline and support equipment	527,916	719,988
Corporate and other	2,112,889	2,093,989
Gross property and equipment	138,814,483	145,726,789
Less accumulated depreciation, depletion, amortization and write down	132,008,249	138,424,885
Net property and equipment	6,806,234	7,301,904

OTHER ASSETS	210,699	131,863

TOTAL ASSETS	$43,701,096	$38,950,995

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,205,736	$2,470,720
Accrued expenses	980,881	1,575,935
Total current liabilities	3,186,617	4,046,655

DEFERRED INCOME TAXES	-	27,900

OPERATIONAL ADVANCES	2,855,680	2,653,099

ASSET RETIREMENT OBLIGATIONS	14,340,671	14,564,400

COMMITMENTS AND CONTINGENCIES	-	-

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,334,473 and 5,441,928 Units, respectively	23,028,472	17,442,684

GENERAL PARTNER'S EQUITY	289,656	216,257
Total partners' equity	23,318,128	17,658,941

TOTAL LIABILITIES AND PARTNERS' EQUITY	$43,701,096	$38,950,995

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	2021	2020
REVENUES
Crude oil and natural gas sales	$9,067,189	$3,413,680
Well management and operating	569,670	405,560
Other	4,582	5,310
Total revenues	9,641,441	3,824,550

DIRECT COST OF REVENUES
Production costs	2,294,111	1,955,265
Well management and operating	342,627	244,474
Depreciation, depletion and amortization	369,120	970,115
Accretion expense	212,410	243,468
Total direct cost of revenues	3,218,268	3,413,322

GENERAL AND ADMINISTRATIVE EXPENSE	2,081,245	2,024,011
Total cost of revenues	5,299,513	5,437,333

INCOME (LOSS) FROM OPERATIONS	4,341,928	(1,612,783)

OTHER INCOME
Investment income	12,285	273,419
Gain on disposal of property and equipment	906,026	1,067,994
Forgiveness of loan	326,932	-
Total other income	1,245,243	1,341,413

INCOME (LOSS) BEFORE INCOME TAXES	5,587,171	(271,370)

INCOME TAX BENEFIT
Current	-	50,300
Deferred	110,700	17,800
Total income tax benefit	110,700	68,100

NET INCOME (LOSS)	$5,697,871	$(203,270)

Allocation of Partnership Net Income (Loss):
Limited Partners	$5,627,789	$(200,806)
General Partner	70,082	(2,464)

Net income (loss)	$5,697,871	$(203,270)

Net income (loss) per unit	$1.04	$(0.04)

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Years Ended December 31, 2021 and 2020

	2021	2020

PARTNERS' EQUITY – BEGINNING OF YEAR	$17,658,941	$19,296,121

Net income (loss)	5,697,871	(203,270)

Cash distributions ($0.25 per unit in 2020)	-	(1,390,016)

Repurchase of Units	(49,484)	(69,694)

Options exercised	10,800	25,800

PARTNERS' EQUITY – END OF YEAR	$23,318,128	$17,658,941

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,697,871	$(203,270)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	443,908	1,043,892
Accretion expense	212,410	243,468
Unrealized (gain) loss on investments	87,396	(403)
Gain on disposal of property and equipment	(906,026)	(1,067,994)
Forgiveness of loan	(326,932)	-
Deferred income taxes	(110,700)	(17,800)
Changes in assets and liabilities:
Production accounts receivable	(1,031,307)	393,215
Other current assets	28,855	(71,800)
Other assets	3,964	(239)
Accounts payable	(264,984)	(31,422)
Accrued expenses	(39,027)	(130,709)
Operational advances	202,581	189,414
Total adjustments	(1,699,862)	549,622
Net cash provided by operating activities	3,998,009	346,352

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,096,881)	(264,669)
Purchase of property and equipment	(142,154)	(117,890)
Proceeds from disposal of property and equipment	434,708	104,269
Settlement of disposal of property and equipment	-	(468,934)
Net cash used in investing activities	(1,804,327)	(747,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	-	326,932
Distributions	-	(1,390,016)
Repurchase of Units	(49,484)	(69,694)
Proceeds from options exercised	10,800	25,800
Net cash used in financing activities	(38,684)	(1,106,978)

NET CHANGE IN CASH AND EQUIVALENTS	2,154,998	(1,507,850)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	10,249,207	11,757,057

CASH AND EQUIVALENTS AT END OF YEAR	$12,404,205	$10,249,207

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC ("EML"), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. At December 31, 2021, the members of EML include Everflow Management Corporation ("EMC"); three individuals who are officers and directors of EEI and one individual who is the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML. EML holds no assets other than its general partner's interest in Everflow, nor does it have any liabilities. In addition, EML has no separate operations or role apart from its role as Everflow's general partner.

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

D.

Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $2,855,680 and $2,653,099 of operational advances at December 31, 2021 and 2020, respectively, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs. Operational advances held on behalf of joint venture partners include approximately $825,300 and $720,200 held on behalf of employees, including officers and directors, at December 31, 2021 and 2020, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $300,390 and $903,226 during 2021 and 2020, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved crude oil and natural gas properties (on a field by field basis) for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows. Estimates of future crude oil and natural gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value, using the income approach, as the properties’ discounted estimated future net cash flows. The key assumptions above are not observable in the market and, therefore, the fair value of the oil and gas properties is classified as Level III. The Company did not write down any crude oil and natural gas properties during 2021 or 2020.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

F.	Property and Equipment (Continued)

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, building and improvements - 39 to 40 years). Depreciation on pipeline and support equipment amounted to $68,730 and $66,889 for the years ended December 31, 2021 and 2020, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $74,788 and $73,777 for the years ended December 31, 2021 and 2020, respectively.

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

Gain on disposal of property and equipment includes approximately $687,200 and $1,009,200 of gains associated with non-cash settlements of asset retirement obligations during 2021 and 2020.

The schedule below is a reconciliation of the Company's liability for the years ended December 31:

	2021	2020

Beginning of period	$14,995,400	$17,221,632
Liabilities incurred	-	2,860
Liabilities settled	(745,139)	(2,472,560)
Accretion expense	212,410	243,468

End of period	$14,462,671	$14,995,400

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Crude oil and natural gas sales represent the Company's share of revenues, net of royalties and other revenue interests owned by other parties. When settling crude oil and natural gas sales on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis.

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at December 31, 2021 and 2020, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at December 31, 2021 and 2020, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2021 and 2020.

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

EEI accounts for income taxes under generally accepted accounting principles, which require income taxes be provided for all items (as they relate to EEI) in the consolidated statements of operations regardless of the period when such items are reported for income tax purposes. Therefore, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of certain EEI assets and liabilities. Deferred tax assets, recorded with other assets, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. Items giving rise to deferred taxes consist primarily of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties, percentage depletion and general business credits.

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

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company's accounts payable and accrued expenses consist of the following at December 31:

	2021	2020
Accounts Payable:
Production and related other	$1,833,366	$1,638,704
Other	309,728	300,440
Joint venture partner deposits	62,642	62,642
Property and equipment disposal	-	468,934

Total accounts payable	$2,205,736	$2,470,720

Accrued Expenses:
Payroll and retirement plan contributions	$671,031	$652,530
Current portion of asset retirement obligations	122,000	431,000
Other	151,860	129,319
Federal, state and local taxes	35,990	36,154
Paycheck Protection Program loan	-	326,932

Total accrued expenses	$980,881	$1,575,935

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2022 Repurchase Right, based upon the December 31, 2021 calculation, is estimated to be $2.51 per Unit, net of a $0.50 per Unit distribution expected to be made in April 2022.

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

The Company has an Option Repurchase Plan (the "Option Plan") which permits the grant of options to repurchase certain Units to select officers and employees (the "Option Plan Participants"). The purpose of the Option Plan is to assist the Company in attracting and retaining officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the Option Plan Participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and certain key employees in June 2021, 2020 and 2019, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,334,473, 5,441,928 and 5,492,967 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2021, 2020 and 2019, respectively. There were no instruments outstanding at December 31, 2021 or 2020 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Retirement Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached defined minimum age and term of service requirements (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees' contributions to the Defined Contribution Plan as annually determined by EMC's Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC's Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company's total contributions to the Defined Contribution Plan amounted to approximately $207,900 and $187,300 for the years ended December 31, 2021 and 2020, respectively.

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

Natural gas sales accounted for 74% and 64% of total crude oil and natural gas sales in 2021 and 2020, respectively. Approximately 88% and 80% of total crude oil and natural gas sales were derived from operated wells in 2021 and 2020, respectively. The Company had one significant purchaser of natural gas production from operated wells for the years ended December 31, 2021 and 2020 (the “Major Gas Purchaser”). Natural gas sales to the Major Gas Purchaser as a percentage of consolidated crude oil and natural gas sales were 61% and 45% in 2021 and 2020, respectively.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Business Segments, Risks and Major Customers (Continued)

As of December 31, 2021, natural gas purchased by the Major Gas Purchaser covers production from approximately 580 gross operated wells. Production purchased by the Major Gas Purchaser from operated wells comprised approximately 82% and 70% of the Company's consolidated natural gas sales in 2021 and 2020, respectively.

The Company sells substantially all its crude oil production from operated wells to one purchaser (the “Major Oil Purchaser”).

The Company's production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company's production accounts receivable is due from the Company's major customers. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management's review of current and historical credit losses as well as the current and expected economic trends, a valuation allowance was not deemed necessary at December 31, 2021 and 2020. The Company expects that the Major Gas Purchaser and Major Oil Purchaser will continue to be the only major customers for natural gas and crude oil production from its operated wells in 2022. Historically, the Company has not tracked the purchasers of natural gas and crude oil derived from third party operated wells which may have the same customers.

Note 6.	Commitments and Contingencies

The Company has multiple contracts with the Major Gas Purchaser which obligate the Major Gas Purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 625,000 MCF from January 2022 through March 2023 at various monthly weighted-average pricing provisions averaging $4.00 per MCF, net of regional basis adjustments. Pricing provisions with the Major Gas Purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

In March 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (“COVID-19”) a global pandemic. COVID-19 has led to global shutdowns as governments imposed regulations in efforts to control the spread of COVID-19. As a result, physical and economic uncertainties have arisen which have at times negatively impacted the Company’s operations, cash flows and financial position.

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

CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2021	2020

Proved oil and gas properties	$136,173,678	$142,912,812

Pipeline and support equipment	527,916	719,988

Gross capitalized costs	136,701,594	143,632,800

Accumulated depreciation, depletion, amortization and write down	130,777,683	137,211,641

Net capitalized costs	$5,923,911	$6,421,159

The Company had no property acquisition or development costs in 2021 or 2020. The Company had no purchases of producing oil and gas properties in 2021 or 2020.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND
GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2021	2020

Crude oil and natural gas sales	$9,067,189	$3,413,680
Production costs	(2,294,111)	(1,955,265)
Depreciation, depletion and amortization	(369,120)	(970,115)
Accretion expense	(212,410)	(243,468)

Results of operations before income tax benefit	6,191,548	244,832

Income tax benefit	110,000	70,000

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$6,301,548	$314,832

Income tax benefit was computed using statutory tax rates and reflects permanent differences that are reflected in the Company's consolidated income tax benefit for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)

Balance, January 1, 2020	329,000	13,035,000
Production	(31,000)	(1,185,000)
Revision of previous estimates	(63,000)	(6,100,000)

Balance, December 31, 2020	235,000	5,750,000
Production	(36,000)	(2,053,000)
Revision of previous estimates	137,000	12,448,000

Balance, December 31, 2021	336,000	16,145,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. The Company had less than 100 net proved undeveloped acres at December 31, 2021 and 2020, respectively. The net carrying cost of the proved undeveloped acreage that is included in proved properties amounted to approximately $33,300 at December 31, 2021 and 2020, respectively.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2021	2020
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$68,661	$16,918
Future production and development costs	(37,790)	(11,227)
Future asset retirement obligations, net of salvage	(13,227)	(13,879)
Future income tax expense	(363)	(42)

Future net cash flows	17,281	(8,230)
Effect of discounting future net cash flows at 10% per annum	(10,505)	(334)

Standardized measure of discounted future net cash flows	$6,776	$(8,564)

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2021	2020
	(Thousands of Dollars)

Balance, beginning of year	$(8,564)	$(2,502)
Revision of quantity estimates	12,040	(1,337)
Sales of crude oil and natural gas, net of production costs	(6,773)	(1,458)
Net change in income taxes	(194)	79
Net changes in prices and production costs	5,394	(7,748)
Accretion of discount	(856)	(250)
Other	5,729	4,652

Balance, end of year	$6,776	$(8,564)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $2.94 and $1.46 per MCF at December 31, 2021 and 2020, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $63.16 and $36.30 per BBL at December 31, 2021 and 2020, respectively.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2021.

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

Management is responsible for assessing the effectiveness of our internal controls over financial reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessment, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal control over financial reporting during 2021 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers.

Effective March 24, 2021, Everflow Management Corporation, managing member of Everflow Management Limited, LLC, general partner of the Company, announced the following appointments and departure:

●	Appointment of Brian A. Staebler as President and Principal Executive Officer.

●	Appointment of Michael W. Rathburn as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and Director.

●	Departure of William A. Siskovic as President and Principal Executive Officer and appointment to Vice President and Principal Operations Officer and director.

See “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” for further discussion.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2022 are EMC; three individuals who are officers and directors of EEI, Brian A. Staebler, Michael W. Rathburn and William A. Siskovic and one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner.

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

Directors and Officers of EEI and EMC.   The executive officers and directors of EEI and EMC as of March 10, 2022 are as follows:

Name	Age	Positions and Offices

Thomas L. Korner	68	Chairman of the Board and director

Brian A. Staebler	47	President, Principal Executive Officer and director

Michael W. Rathburn	38	Vice President, Principal Financial and Accounting Officer and director

William A. Siskovic	66	Vice President, Principal Operations Officer and director

All officers of EEI are employed by EEI to conduct business affairs of the Company. All directors of EEI are elected to serve by the Company, which is EEI’s sole shareholder. Directors of EEI received no additional compensation or fees for their services to EEI or their services on behalf of the Company in 2021 or 2020.

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

Thomas L. Korner was President and Principal Executive Officer of EEI and EMC from November 1995 to January 2010, when he resigned from these positions and was appointed as Chairman of the Board for both entities. Mr. Korner had also served as a director of EMC since its formation in September 1990. He served as Vice President and Secretary of EEI from April 1985 to November 1995 and as Vice President and Secretary of EMC from September 1990 to November 1995. He served as the Treasurer of EEI from June 1982 to June 1986. In these roles, Mr. Korner has successfully led the Company since its formation. Prior to joining EEI in June 1982, Mr. Korner was a practicing certified public accountant with Hill, Barth and King, certified public accountants, and prior to that with Arthur Andersen & Co., certified public accountants. He has a Business Administration Degree from Mt. Union College.

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

William A. Siskovic was President and Principal Executive Officer of EEI and EMC from January 2010 to March 2021, when he resigned from these positions to accept a reduced role as Vice President and Principal Operations Officer. He remains a director of EEI and EMC. Mr. Siskovic had also previously served as Vice President of EEI from January 1989 to January 2010 and as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a director of EMC. He had served as Principal Financial and Accounting Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. Mr. Siskovic’s experience as a senior financial executive with EEI and EMC since the Company’s formation provides the Company with a valuable resource and qualifies him for his role as officer and director. He is now responsible for day-to-day operational efficiency of the Company and EEI. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company. From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm’s oil and gas consulting practice in the Cleveland, Ohio office. From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer. Mr. Siskovic has a Business Administration Degree in Accounting from Cleveland State University and currently serves on the Board of Trustees of the Children's Mental Health Circle of Friends Foundation, a nonprofit organization that serves a counseling center providing behavioral health care services.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Brian A. Staebler (Chairman) Thomas L. Korner Michael W. Rathburn William A. Siskovic

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

Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2021 were timely made.

ITEM 11.     EXECUTIVE COMPENSATION

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated by EEI. The compensation described below represents all compensation from EEI.

Overview of 2021 Executive Compensation Components

Components of executive compensation in the 2021 fiscal year for the executive officers of EMC and EEI include the following:

●	base salary

●	annual cash bonuses

●	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2021 are shown in the Summary Compensation Table appearing further below in this Item 11.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2021, the Board of Directors set a range of these bonuses between 50% and 160% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2021, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2021, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2022 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 50% and 160% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

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

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees. The Company granted a total of 27,500 and 20,000 options to executive officers in 2021 and 2020, respectively, all of which were exercised immediately.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2021 and 2020, of those persons who were at December 31, 2021: (i) the Principal Executive Officer of EMC and EEI, (ii) the Principal Financial Officer of EMC and EEI; and (iii) the Principal Operations Officer of EMC and EEI. The Principal Executive Officer, Principal Financial Officer and Operations Officer are hereinafter referred to collectively as the “Named Executive Officers.”

	Annual Compensation

				Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)		Total

William A. Siskovic(5)	2021	$129,500	$200,000	$49,900	(2)	$379,400
	2020	$155,600	$197,000	$47,700	(2)	$400,300

Brian A. Staebler(6)	2021	$147,900	$156,000	$46,400	(3)	$350,300
	2020	$140,600	$152,000	$43,900	(3)	$336,500

Michael W. Rathburn(7)	2021	$129,200	$20,000	$26,300	(4)	$175,500

No Named Executive Officer received personal benefits or perquisites during 2021 or 2020 in excess of $10,000.

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

(2)

During fiscal years ended December 31, 2021 and 2020, includes $25,600 and $21,500, respectively, contributed as profit sharing to the Defined Contribution Plan, $16,500 and $19,200 contributed as matching contributions to the Defined Contribution Plan, $900 and $700, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,900 and $6,300, respectively considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(3)

During fiscal years ended December 31, 2021 and 2020, includes $25,800 and $23,400, respectively, contributed as profit sharing to the Defined Contribution Plan, $16,000 and $16,800, respectively, contributed as matching contributions to the Defined Contribution Plan, $2,800 and $1,900, respectively considered taxable wages with respect to personal use of a Company vehicle, and $1,800 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(4)

During the fiscal year ended December 31, 2021, includes $9,300 contributed as profit sharing to the Defined Contribution Plan, $9,000 contributed as matching contributions to the Defined Contribution Plan, $6,900 considered taxable wages with respect to personal use of a Company vehicle, and $1,100 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(5)	Served as President and Principal Executive Officer through March 23, 2021. Served as Vice President and Principal Operations Officer from March 24, 2021 through December 31, 2021.

(6)	Served as Vice President and Principal Financial Accounting Officer through March 23, 2021. Served as President and Principal Executive Officer from March 24, 2021 through December 31, 2021.

(7)	Served as Vice President and Principal Financial and Accounting Officer from March 24, 2021 to December 31, 2021.

None of the Named Executive Officers has an employment agreement with the Company or EEI.

Outstanding Equity Awards

The Company granted a total of 27,500 and 20,000 options to executive officers in 2021 and 2020, respectively, all of which were exercised immediately. There were no outstanding unexercised options as of December 31, 2021 or 2020.

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

Director Compensation

Thomas L. Korner, Brian A. Staebler, Michael W. Rathburn and William A. Siskovic did not receive any additional compensation for their service as Directors during 2021. Thomas L. Korner, Brian A. Staebler and William A. Siskovic did not receive any additional compensation for their service as Directors during 2020.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 10, 2022 are EMC; three individuals who are officers and directors of EEI, Brian A. Staebler, Michael W. Rathburn and William A. Siskovic and one individual who serves as the Chairman of the Board of EEI, Thomas L. Korner. The General Partner of the Company owns a 1.24% interest in the Company.

The Operating Agreement of EML was amended and restated in December 2021 and is attached as Exhibit 3.6 to this Annual Report of Form 10-K. Also, the Close Corporation Agreement of EMC was amended and restated in December 2021 and is attached as Exhibit 3.7 to this Annual Report on Form 10-K.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2022 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
	Units in	of Units in	Management	Interest in
Name of Holder	Company	Company (1)	Limited, LLC (2)	EMC

Directors and Executive Officers
William A. Siskovic (officer and director of EMC)	121,125	2.27	25.00	25.00
Thomas L. Korner (Chairman of the Board & director of EMC)	61,993	1.16	25.00	25.00
Brian A. Staebler (officer and director of EMC)	47,679	0.89	25.00	25.00
Michael W. Rathburn (officer and director of EMC)	9,058	0.17	25.00	25.00
	239,855	4.49	100.00	100.00

Other Beneficial Owners of >5% of the Company
Catherine S. Massie (3)	299,848	5.62	-	-
Peter H. Sykes (4)	272,503	5.11	-	-
David F. Sykes (5)	272,503	5.11	-	-
	1,084,709	20.33	100.00	100.00

(1)

Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.24% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

(2)	Includes the interest in the General Partner owned indirectly by such individuals as a result of their share ownership in EMC resulting from EMC’s 1% managing member’s interest in the General Partner.

(3)

Includes 299,848, or 5.62% of the Company’s outstanding Units, held by CSM Associates, a New York limited partnership owned by the family of Catherine S. Massie. Catherine S. Massie is not an officer or director of EMC.

(4)

Includes 272,503, or 5.11% of the Company’s outstanding Units, held by PHS Associates, a New York limited partnership owned by the family of Peter H. Sykes. Peter H. Sykes is not an officer or director of EMC.

(5)

Includes 272,503, or 5.11% of the Company’s outstanding Units, held by DFS Associates, a New York limited partnership owned by the family of David F. Sykes. David F. Sykes is not an officer or director of EMC.

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

Certain officers and directors of EMC own crude oil and natural gas properties and, as such, contract with the Company to provide field operations on such properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners. Thomas L. Korner, Brian A. Staebler, Michael W. Rathburn and William A. Siskovic did not make any investments in crude oil and natural gas properties and pipelines, including deposits for projects scheduled to commence in the subsequent year, during 2021. Thomas L. Korner, Brian A. Staebler and William A. Siskovic did not make any investments in crude oil and natural gas properties and pipelines, including deposits for projects scheduled to commence in the subsequent year, during 2020.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2021 and 2020. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2021 and 2020, respectively.

	December 31,
	2021	2020

Audit fees	$144,500	$169,400
Tax fees	12,800	-

Total	$157,300	$169,400

Audit fees include fees for the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. Tax fees include fees for the Company’s tax planning and tax advice. There were no audit related or other services performed in 2021 or 2020.

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

ITEM 16.     FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	Articles of Incorporation of Everflow Management Corporation	(1)

3.4	Articles of Organization of Everflow Management Limited LLC	(3)

3.5	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Everflow Eastern Partners, L.P.	(7)

3.6	Second Amended and Restated Operating Agreement of Everflow Management Limited LLC dated December 31, 2021

3.7	Second Amended and Restated Close Corporation Agreement of Everflow Management Corporation dated December 31, 2021

4.1	Description of Securities

10.1	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(4)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(5)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 4, 2022 concerning evaluation of oil and gas reserves.

99.2	Audit Committee Charter of Everflow Management Corporation	(6)

E-1

EXHIBIT INDEX

Exhibit No.	Description

101.INS	Inline Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018 (File No. 0-19279).

E-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Thomas L. Korner	Director	March 25, 2022
Thomas L. Korner

By:	/s/ Brian A. Staebler	President, Principal	March 25, 2022
	Brian A. Staebler	Executive Officer and
Director

By:	/s/ Michael W. Rathburn	Vice President, Secretary-	March 25, 2022
	Michael W. Rathburn	Treasurer, Principal
Financial and Accounting
Officer and Director

By:	/s/ William A. Siskovic	Vice President, Principal	March 25, 2022
	William A. Siskovic	Operations Officer and
Director