Form 10-Q
period 2022-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2022-05-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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
None

There were 5,334,473 Units of limited partnership interest of the registrant as of May 10, 2022. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2022.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

MARCH 31, 2022

EVERFLOW EASTERN PARTNERS, L.P.

INDEX

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$12,446,109	$12,404,205
Investments	23,288,672	22,382,137
Production accounts receivable	1,662,318	1,846,726
Other	52,195	51,095
Total current assets	37,449,294	36,684,163

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	136,173,678	136,173,678
Pipeline and support equipment	539,684	527,916
Corporate and other	2,112,889	2,112,889
Gross property and equipment	138,826,251	138,814,483

Less accumulated depreciation, depletion, amortization and write down	132,078,603	132,008,249
Net property and equipment	6,747,648	6,806,234

OTHER ASSETS	204,333	210,699

TOTAL ASSETS	$44,401,275	$43,701,096

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2022 and December 31, 2021

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,347,047	$2,302,155
Accrued expenses	293,308	884,462
Total current liabilities	2,640,355	3,186,617

OPERATIONAL ADVANCES	2,882,781	2,855,680

ASSET RETIREMENT OBLIGATIONS	14,449,471	14,340,671

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,334,473 Units	24,125,217	23,028,472

GENERAL PARTNER'S EQUITY	303,451	289,656
Total partners' equity	24,428,668	23,318,128

TOTAL LIABILITIES AND PARTNERS' EQUITY	$44,401,275	$43,701,096

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
REVENUES
Crude oil and natural gas sales	$2,516,426	$1,764,630
Well management and operating	145,487	139,904
Other	926	843
Total revenues	2,662,839	1,905,377

DIRECT COST OF REVENUES
Production costs	716,999	688,270
Well management and operating	87,399	84,300
Depreciation, depletion and amortization	51,054	90,861
Accretion expense	51,800	58,800
Total direct cost of revenues	907,252	922,231

GENERAL AND ADMINISTRATIVE EXPENSE	552,243	507,516
Total cost of revenues	1,459,495	1,429,747

INCOME FROM OPERATIONS	1,203,344	475,630

OTHER INCOME (LOSS)
Investment income (loss)	(92,804)	7,621
Gain on disposal of property and equipment	-	565,650
Forgiveness of loan	-	326,932
Total other income (loss)	(92,804)	900,203

NET INCOME	$1,110,540	$1,375,833

Allocation of Partnership Net Income:
Limited Partners	$1,096,745	$1,359,076
General Partner	13,795	16,757

Net income	$1,110,540	$1,375,833

Net income per unit	$0.21	$0.25

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021

PARTNERS' EQUITY - BEGINNING OF PERIOD	$23,318,128	$17,658,941

Net income	1,110,540	1,375,833

PARTNERS' EQUITY - END OF PERIOD	$24,428,668	$19,034,774

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,110,540	$1,375,833
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	70,354	109,461
Accretion expense	51,800	58,800
Unrealized loss on investments	115,950	20,310
Gain on disposal of property and equipment	-	(565,650)
Forgiveness of loan	-	(326,932)
Changes in assets and liabilities:
Production accounts receivable	184,408	(293,661)
Other current assets	(1,100)	14,005
Other assets	6,366	3,370
Accounts payable	44,892	(355,527)
Accrued expenses	(534,154)	(479,744)
Operational advances	27,101	5,490
Total adjustments	(34,383)	(1,810,078)
Net cash provided by (used in) operating activities	1,076,157	(434,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,022,485)	(27,351)
Purchase of property and equipment	(11,768)	(112,815)
Proceeds from disposal of property and equipment	-	388,512
Net cash provided by (used in) investing activities	(1,034,253)	248,346

NET CHANGE IN CASH AND EQUIVALENTS	41,904	(185,899)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	12,404,205	10,249,207

CASH AND EQUIVALENTS - END OF PERIOD	$12,446,109	$10,063,308

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.

Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-‐Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2022.

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML include Everflow Management Corporation ("EMC"), three individuals who are officers and directors of EEI and one individual who is the Chairman of the Board of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of March 31, 2022 and December 31, 2021, cash and equivalents include $2,882,781 and $2,855,680, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $806,100 and $790,400 as of March 31, 2022 and December 31, 2021, respectively.

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

Gain on disposal of property and equipment includes approximately $315,700 of gains associated with non-cash settlements of asset retirement obligations during the three month period ended March 31, 2021.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at March 31, 2022 and December 31, 2021, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2022 and December 31, 2021, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

M.	Reclassifications - Certain prior period amounts have been reclassified to conform with the current period’s presentation.

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Accounts Payable:
Production and related other	$2,152,408	$2,108,366
Other	194,639	193,789

Total accounts payable	$2,347,047	$2,302,155

Accrued Expenses:
Payroll and retirement plan contributions	$147,544	$671,031
Other general and administrative	67,100	55,441
Current portion of asset retirement obligations	65,000	122,000
Federal, state and local taxes	13,664	35,990

Total accrued expenses	$293,308	$884,462

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2022 Repurchase Right, based upon the December 31, 2021 calculation, is $2.51 per Unit, net of a $0.50 per Unit distribution made in April 2022.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,334,473 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2021. There were no instruments outstanding at March 31, 2022 or 2021 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 517,500 MCF from April 2022 through February 2023 at various monthly weighted-average pricing provisions averaging $4.29 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

On March 11, 2020, the World Health Organization declared the outbreak of the novel strain of the coronavirus (“COVID-19”) a global pandemic. COVID-19 has led to global shutdowns as governments imposed, and continue to impose, and continue to impose, regulations in efforts to control the spread of COVID-19. As a result, physical and economic uncertainties have arisen which have, at times, negatively impacted the Company’s operations, cash flows and financial condition.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$34,809	83%	$33,498	83%
Property and equipment (net)	6,748	17	6,806	17
Other	204	-	210	-
Total	$41,761	100%	$40,514	100%

Long-term liabilities	$17,332	42%	$17,196	42%
Partners' equity	24,429	58	23,318	58
Total	$41,761	100%	$40,514	100%

Working capital of $34.8 million as of March 31, 2022 represented an increase of $1.3 million from December 31, 2021, due primarily to an increase in investments and a decrease in accrued expenses, offset somewhat by a decrease in production accounts receivable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the three months ended March 31, 2022 that invests primarily in investment grade, short-term fixed and floating rate securities. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2021 being paid during the three months ended March 31, 2022 and less current asset retirement obligations at March 31, 2022 as compared to the prior comparable reporting period. The decrease in production accounts receivable is primarily the result of lower average natural gas prices received, as well as less natural gas volumes produced, during the current receivable production period as compared to the prior comparable period, offset somewhat by higher average crude oil prices received during the current receivable production period as compared to the prior comparable period.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company obtained a $327,000 loan through the United States Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). In February 2021, the United States Small Business Administration authorized full forgiveness of the PPP Loan. The Company has had no other borrowings since the PPP Loan in 2020 and no principal indebtedness was outstanding as of May 10, 2022.

The Company’s cash flow provided by operations before the change in working capital was $1.3 million during the three months ended March 31, 2022, an increase of $313,000 as compared to $987,000 of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $190,000 during the three months ended March 31, 2022. Cash flows provided by operating activities was $1.1 million for the three months ended March 31, 2022.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2022 Repurchase Right. The Company used existing cash and equivalents to fund the payment of a Unitholder distribution amounting to approximately $2.7 million in April 2022.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 477,500 MCF from May 2022 through February 2023 at various monthly weighted-average pricing provisions averaging $4.34 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2022 and 2021. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2022	2021

Revenues:
Crude oil and natural gas sales	95%	93%
Well management and operating	5	7
Total revenues	100%	100%

Expenses:
Production costs	27	36
Well management and operating	3	4
Depreciation, depletion and amortization	2	5
Accretion expense	2	3
General and administrative expense	21	27
Total expenses	55%	75%

Other income (loss):
Investment income (loss)	(3)	-
Gain on disposal of property and equipment	-	30
Forgiveness of loan	-	17
Total other income (loss)	(3)%	47%

Net income	42%	72%

Revenues for the three month period ended March 31, 2022 increased $757,000, or 40%, as compared to the prior comparable period. The increase was primarily the result of an increase in crude oil and natural gas sales.

Crude oil and natural gas sales increased $752,000, or 43%, during the three months ended March 31, 2022 as compared to the prior comparable period. The increase was primarily the result of higher average natural gas and crude oil prices received during the three month period ended March 31, 2022 as compared to the prior comparable period, offset somewhat by less natural gas volumes produced during the three month period ended March 31, 2022 as compared to the prior comparable period.

The Company recognized other loss of $93,000 during the three month period ended March 31, 2022 as compared to $900,000 of other income recognized during the prior comparable period. The primary reasons for the decrease were the result of decreases in investment income, gain on disposal of property and equipment and forgiveness of the PPP loan during the three month period ended March 31, 2022 as compared to the prior comparable period. The decrease in investment income was primarily due to additional unrealized losses on investments recognized by the Company during the three month period ended March 31, 2022 as compared to the prior comparable period.

The Company reported net income of $1.1 million and $1.4 million during the three month periods ended March 31, 2022 and 2021, respectively, representing 42% and 72% of total revenues during the three month periods ended March 31, 2022 and 2021, respectively. The decrease in net income was primarily the result of other loss recognized during the three month period ended March 31, 2022 as compared to other income recognized during the prior comparable period, offset somewhat by an increase in crude oil and natural gas sales during the three month period ended March 31, 2022 as compared to the prior comparable period.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2021, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

Dated: May 12, 2022	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)