Form 10-Q
period 2022-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2022-08-11
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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
None

There were 5,243,119 Units of limited partnership interest of the registrant as of August 10, 2022. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2022.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

JUNE 30, 2022

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2022 and December 31, 2021

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$9,742,946	$12,404,205
Investments	25,278,218	22,382,137
Production accounts receivable	2,438,543	1,846,726
Other	52,195	51,095
Total current assets	37,511,902	36,684,163

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	136,331,832	136,173,678
Pipeline and support equipment	539,684	527,916
Corporate and other	2,136,932	2,112,889
Gross property and equipment	139,008,448	138,814,483

Less accumulated depreciation, depletion, amortization and write down	132,116,288	132,008,249
Net property and equipment	6,892,160	6,806,234

OTHER ASSETS	204,333	210,699

TOTAL ASSETS	$44,608,395	$43,701,096

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2022 and December 31, 2021

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,420,705	$2,302,155
Accrued expenses	736,723	884,462
Total current liabilities	3,157,428	3,186,617

OPERATIONAL ADVANCES	2,918,866	2,855,680

ASSET RETIREMENT OBLIGATIONS	14,483,571	14,340,671

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,243,119 and 5,334,473 Units, respectively	23,744,661	23,028,472

GENERAL PARTNER'S EQUITY	303,869	289,656
Total partners' equity	24,048,530	23,318,128

TOTAL LIABILITIES AND PARTNERS' EQUITY	$44,608,395	$43,701,096

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2022	2021	2022	2021
REVENUES
Crude oil and natural gas sales	$3,651,901	$1,925,398	$6,168,327	$3,690,028
Well management and operating	143,259	138,803	288,746	278,707
Other	889	1,345	1,815	2,188
Total revenues	3,796,049	2,065,546	6,458,888	3,970,923

DIRECT COST OF REVENUES
Production costs	514,531	511,501	1,231,530	1,199,771
Well management and operating	86,140	83,582	173,539	167,882
Depreciation, depletion and amortization	44,515	116,200	95,567	207,061
Accretion expense	49,100	55,000	100,900	113,800
Total direct cost of revenues	694,286	766,283	1,601,536	1,688,514

GENERAL AND ADMINISTRATIVE EXPENSE	539,753	487,698	1,091,998	995,214
Total cost of revenues	1,234,039	1,253,981	2,693,534	2,683,728

INCOME FROM OPERATIONS	2,562,010	811,565	3,765,354	1,287,195

OTHER INCOME (LOSS)
Investment income (loss)	(8,627)	25,164	(101,431)	32,785
Gain (loss) on disposal of property and equipment	(3,436)	-	(3,436)	565,650
Forgiveness of loan	-	-	-	326,932
Total other income (loss)	(12,063)	25,164	(104,867)	925,367

NET INCOME	$2,549,947	$836,729	$3,660,487	$2,212,562

Allocation of Partnership Net Income:
Limited Partners	$2,518,272	$826,538	$3,615,017	$2,185,614
General Partner	31,675	10,191	45,470	26,948

Net income	$2,549,947	$836,729	$3,660,487	$2,212,562

Net income per Unit	$0.47	$0.15	$0.68	$0.40

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021

PARTNERS' EQUITY - BEGINNING OF PERIOD	$23,318,128	$17,658,941

Net income	3,660,487	2,212,562

Cash distributions ($0.50 per unit in 2022)	(2,700,786)	-

Repurchase of Units	(304,599)	(49,484)

Options exercised	75,300	10,800

PARTNERS' EQUITY - END OF PERIOD	$24,048,530	$19,832,819

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,660,487	$2,212,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	134,069	246,061
Accretion expense	100,900	113,800
Unrealized loss on investments	166,829	20,318
(Gain) loss on disposal of property and equipment	3,436	(565,650)
Forgiveness of loan	-	(326,932)
Changes in assets and liabilities:
Production accounts receivable	(591,817)	(368,644)
Other current assets	(1,100)	28,855
Other assets	6,366	3,616
Accounts payable	118,550	(357,482)
Accrued expenses	(410,338)	(412,620)
Operational advances	63,186	160,621
Total adjustments	(409,919)	(1,458,057)
Net cash provided by operating activities	3,250,568	754,505

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,062,910)	(2,051,505)
Purchase of property and equipment	(234,531)	(112,815)
Proceeds from disposal of property and equipment	11,100	388,512
Net cash used in investing activities	(3,286,341)	(1,775,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,700,786)	-
Proceeds from options exercised	75,300	10,800
Net cash provided by (used in) financing activities	(2,625,486)	10,800

NET CHANGE IN CASH AND EQUIVALENTS	(2,661,259)	(1,010,503)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	12,404,205	10,249,207

CASH AND EQUIVALENTS - END OF PERIOD	$9,742,946	$9,238,704

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of June 30, 2022 and December 31, 2021, cash and equivalents include $2,918,866 and $2,855,680, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $815,500 and $790,400 as of June 30, 2022 and December 31, 2021, respectively.

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

Gain on disposal of property and equipment includes approximately $315,700 of gains associated with non-cash settlements of asset retirement obligations during the six-month period ended June 30, 2021.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at June 30, 2022 and December 31, 2021, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2022 and December 31, 2021, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

M.	Reclassifications - Certain prior period amounts have been reclassified to conform with the current period’s presentation.

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Accounts Payable:
Production and related other	$2,232,344	$2,108,366
Other	188,361	193,789

Total accounts payable	$2,420,705	$2,302,155

Accrued Expenses:
Repurchase of Units	$304,599	$-
Payroll and retirement plan contributions	295,099	671,031
Current portion of asset retirement obligations	80,000	122,000
Other general and administrative	33,400	55,441
Federal, state and local taxes	23,625	35,990

Total accrued expenses	$736,723	$884,462

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2022 Repurchase Right, based upon the December 31, 2021 calculation, was $2.51 per Unit, net of a $0.50 per Unit distribution made in April 2022.

In June 2022, the Company repurchased 121,354 Units pursuant to the Repurchase Right at the price of $2.51 per Unit. In June 2021, the Company repurchased 137,455 Units pursuant to the Repurchase Right at a price of $0.36 per Unit. In June 2020, the Company repurchased 81,039 Units pursuant to the Repurchase Right at a price of $0.86 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and key employees in June 2022, 2021 and 2020, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,243,119 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2022. There were no instruments outstanding at June 30, 2022 or 2021 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 357,500 MCF from July 2022 through February 2023 at various monthly weighted-average pricing provisions averaging $4.47 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain monthly fixed quantities with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future crude oil and natural gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$34,355	83%	$33,498	83%
Property and equipment (net)	6,892	17	6,806	17
Other	204	-	210	-
Total	$41,451	100%	$40,514	100%

Long-term liabilities	$17,402	42%	$17,196	42%
Partners' equity	24,049	58	23,318	58
Total	$41,451	100%	$40,514	100%

Working capital of $34.4 million as of June 30, 2022 represented an increase of $857,000 from December 31, 2021, due primarily to increases in investments and production accounts receivable, as well as a decrease in accrued expenses, offset somewhat by a decrease in cash and equivalents and an increase in accounts payable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the six months ended June 30, 2022 that invests primarily in investment grade, short-term fixed and floating rate securities. The increase in production accounts receivable is primarily the result of higher average crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable period. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2021 being paid during the six months ended June 30, 2022 and less current asset retirement obligations at June 30, 2022 as compared to the prior comparable reporting date, offset somewhat by an accrued expense recognized at June 30, 2022 for the repurchase of Units in association with the Company’s 2022 Repurchase Right. The decrease in cash and equivalents is primarily the result of cash provided by operating activities and existing cash and equivalents being used in investing and financing activities. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at June 30, 2022 as compared to the prior comparable date.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company obtained a $327,000 loan through the United States Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). In February 2021, the United States Small Business Administration authorized full forgiveness of the PPP Loan. The Company has had no other borrowings since the PPP Loan in 2020 and no principal indebtedness was outstanding as of August 10, 2022.

The Company’s cash flow provided by operations before the change in working capital was $4.0 million during the six months ended June 30, 2022, an increase of $1.8 million as compared to $2.2 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $718,000 during the six months ended June 30, 2022. Cash flows provided by operating activities was $3.3 million for the six months ended June 30, 2022.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2023 Repurchase Right, if necessary. The Company used existing cash and equivalents to fund the payment of a Unitholder distribution amounting to approximately $2.7 million in April 2022.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 357,500 MCF from July 2022 through February 2023 at various monthly weighted-average pricing provisions averaging $4.47 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain monthly fixed quantities with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future crude oil and natural gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2022 and 2021. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Revenues:
Crude oil and natural gas sales	96%	93%	96%	93%
Well management and operating	4	7	4	7
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	14	25	19	30
Well management and operating	2	4	3	4
Depreciation, depletion and amortization	1	5	1	5
Accretion expense	2	3	1	3
General and administrative expense	14	23	17	25
Total expenses	33%	60%	41%	67%

Other income (loss):
Investment income (loss)	-	1	(2)	1
Gain (loss) on disposal of property and equipment	-	-	-	14
Forgiveness of loan	-	-	-	8
Total other income (loss)	-%	1%	(2)%	23%

Net income	67%	41%	57%	56%

Revenues for the three month period ended June 30, 2022 increased $1.7 million, or 84%, as compared to the prior comparable period. Revenues for the six month period ended June 30, 2022 increased $2.5 million, or 63%, as compared to the prior comparable period. Both revenue variances were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $1.7 million, or 90%, during the three months ended June 30, 2022 as compared to the prior comparable period. Crude oil and natural gas sales increased $2.5 million, or 67%, during the six months ended June 30, 2022 as compared to the prior comparable period. The increases were primarily the result of higher average natural gas and crude oil prices received during the three and six month periods ended June 30, 2022 as compared to the prior comparable periods.

The Company recognized other loss of $105,000 during the six month period ended June 30, 2022 as compared to $925,000 of other income recognized during the prior comparable period. The primary reasons for the decrease were the result of decreases in investment income, gain on disposal of property and equipment and forgiveness of the PPP Loan during the six month period ended June 30, 2022 as compared to the prior comparable period. The decrease in investment income was primarily due to additional unrealized losses on investments recognized by the Company during the six month period ended June 30, 2022 as compared to the prior comparable period.

The Company reported net income of $2.6 million and $837,000 during the three month periods ended June 30, 2022 and 2021, respectively, representing 67% and 41% of total revenues during the three month periods ended June 30, 2022 and 2021, respectively. The increase in net income was primarily the result of an increase in crude oil and natural gas sales during the three month period ended June 30, 2022 as compared to the prior comparable period. The Company reported net income of $3.7 million and $2.2 million during the six month periods ended June 30, 2022 and 2021, respectively, representing 57% and 56% of total revenues during the six month periods ended June 30, 2022 and 2021, respectively. The increase in net income is primarily the result of an increase in crude oil and natural gas sales during the sixth month period ended June 30, 2022 as compared to the prior comparable period, offset somewhat by other loss recognized during the sixth month period ended June 30, 2022 as compared to other income recognized during the prior comparable period.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

	By:	everflow management corporation
Managing Member

Dated: August 11, 2022	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)