Form 10-Q
period 2022-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2022-11-10
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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
None

There were 5,243,119 Units of limited partnership interest of the registrant as of November 10, 2022. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2022.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

SEPTEMBER 30, 2022

EVERFLOW EASTERN PARTNERS, L.P.

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2022 and December 31, 2021

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$12,661,027	$12,404,205
Investments	25,423,528	22,382,137
Production accounts receivable	2,831,892	1,846,726
Other	52,195	51,095
Total current assets	40,968,642	36,684,163

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	136,338,856	136,173,678
Pipeline and support equipment	608,357	527,916
Corporate and other	2,142,932	2,112,889
Gross property and equipment	139,090,145	138,814,483

Less accumulated depreciation, depletion, amortization and write down	132,198,877	132,008,249
Net property and equipment	6,891,268	6,806,234

OTHER ASSETS	205,023	210,699

TOTAL ASSETS	$48,064,933	$43,701,096

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2022 and December 31, 2021

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,630,042	$2,302,155
Accrued expenses	606,822	884,462
Total current liabilities	3,236,864	3,186,617

OPERATIONAL ADVANCES	2,952,757	2,855,680

ASSET RETIREMENT OBLIGATIONS	14,484,171	14,340,671

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 5,243,119 and 5,334,473 Units, respectively	27,045,036	23,028,472

GENERAL PARTNER'S EQUITY	346,105	289,656
Total partners' equity	27,391,141	23,318,128

TOTAL LIABILITIES AND PARTNERS' EQUITY	$48,064,933	$43,701,096

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2022	2021	2022	2021
REVENUES
Crude oil and natural gas sales	$4,356,868	$2,417,717	$10,525,195	$6,107,745
Well management and operating	145,303	142,139	434,049	420,846
Other	959	1,251	2,774	3,439
Total revenues	4,503,130	2,561,107	10,962,018	6,532,030

DIRECT COST OF REVENUES
Production costs	608,088	522,529	1,839,618	1,722,300
Well management and operating	87,307	85,418	260,846	253,300
Depreciation, depletion and amortization	60,491	104,136	156,058	311,197
Accretion expense	47,600	52,700	148,500	166,500
Total direct cost of revenues	803,486	764,783	2,405,022	2,453,297

GENERAL AND ADMINISTRATIVE EXPENSE	512,011	489,347	1,604,009	1,484,561
Total cost of revenues	1,315,497	1,254,130	4,009,031	3,937,858

INCOME FROM OPERATIONS	3,187,633	1,306,977	6,952,987	2,594,172

OTHER INCOME
Investment income	154,978	983	53,547	33,768
Gain (loss) on disposal of property and equipment	-	67,100	(3,436)	632,750
Forgiveness of loan	-	-	-	326,932
Total other income	154,978	68,083	50,111	993,450

NET INCOME	$3,342,611	$1,375,060	$7,003,098	$3,587,622

Allocation of Partnership Net Income:
Limited Partners	$3,300,596	$1,358,026	$6,915,613	$3,543,640
General Partner	42,015	17,034	87,485	43,982

Net income	$3,342,611	$1,375,060	$7,003,098	$3,587,622

Net income per Unit	$0.62	$0.26	$1.30	$0.66

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021

PARTNERS' EQUITY - BEGINNING OF PERIOD	$23,318,128	$17,658,941

Net income	7,003,098	3,587,622

Cash distributions ($0.50 per Unit in 2022)	(2,700,786)	-

Repurchase of Units	(304,599)	(49,484)

Options exercised	75,300	10,800

PARTNERS' EQUITY - END OF PERIOD	$27,391,141	$21,207,879

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,003,098	$3,587,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	216,658	368,197
Accretion expense	148,500	166,500
Unrealized loss on investments	115,894	42,670
(Gain) loss on disposal of property and equipment	3,436	(632,750)
Forgiveness of loan	-	(326,932)
Changes in assets and liabilities:
Production accounts receivable	(985,166)	(719,190)
Other current assets	(1,100)	28,855
Other assets	5,676	4,024
Accounts payable	327,887	(360,153)
Accrued expenses	(282,640)	(334,709)
Operational advances	97,077	185,372
Total adjustments	(353,778)	(1,578,116)
Net cash provided by operating activities	6,649,320	2,009,506

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,157,285)	(2,074,450)
Purchase of property and equipment	(316,228)	(127,485)
Proceeds from disposal of property and equipment	11,100	416,012
Net cash used in investing activities	(3,462,413)	(1,785,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,700,786)	-
Repurchase of Units	(304,599)	(49,484)
Proceeds from options exercised	75,300	10,800
Net cash used in financing activities	(2,930,085)	(38,684)

NET CHANGE IN CASH AND EQUIVALENTS	256,822	184,899

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	12,404,205	10,249,207

CASH AND EQUIVALENTS - END OF PERIOD	$12,661,027	$10,434,106

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of September 30, 2022 and December 31, 2021, cash and equivalents include $2,952,757 and $2,855,680, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $819,400 and $790,400 as of September 30, 2022 and December 31, 2021, respectively.

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

Gain on disposal of property and equipment includes approximately $393,800 and $78,100 of gains associated with non-cash settlements of asset retirement obligations during the nine-month and three-month periods ended September 30, 2021, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at September 30, 2022 and December 31, 2021, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2022 and December 31, 2021, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

M.	Reclassifications - Certain prior period amounts have been reclassified to conform with the current period’s presentation.

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Accounts Payable:
Production and related other	$2,449,023	$2,108,366
Other	181,019	193,789

Total accounts payable	$2,630,042	$2,302,155

Accrued Expenses:
Payroll and retirement plan contributions	$442,634	$671,031
Current portion of asset retirement obligations	127,000	122,000
Federal, state and local taxes	26,588	35,990
Other general and administrative	10,600	55,441

Total accrued expenses	$606,822	$884,462

Note 3.	Partners’ Equity

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,243,119 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2022. There were no instruments outstanding at September 30, 2022 or 2021 that would potentially dilute net income per Unit.

In October 2022, the Company paid a cash distribution of $0.50 per Unit. The distribution amounted to approximately $2,655,100.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 215,000 MCF from October 2022 through February 2023 at various monthly weighted-average pricing provisions averaging $4.69 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain monthly fixed quantities with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future crude oil and natural gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$37,732	84%	$33,498	83%
Property and equipment (net)	6,891	16	6,806	17
Other	205	-	210	-
Total	$44,828	100%	$40,514	100%

Long-term liabilities	$17,437	39%	$17,196	42%
Partners' equity	27,391	61	23,318	58
Total	$44,828	100%	$40,514	100%

Working capital of $37.7 million as of September 30, 2022 represented an increase of $4.2 million from December 31, 2021, due primarily to increases in cash and equivalents, investments and production accounts receivable, as well as a decrease in accrued expenses, offset somewhat by an increase in accounts payable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the nine months ended September 30, 2022 that invests primarily in investment grade, short-term fixed and floating rate securities. The increase in production accounts receivable is primarily the result of higher average crude oil and natural gas prices received during the current receivable production period as compared to the prior comparable period. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2021 being paid during the nine months ended September 30, 2022. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at September 30, 2022 as compared to the prior comparable date.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. In April 2020, the Company obtained a $327,000 loan through the United States Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). In February 2021, the United States Small Business Administration authorized full forgiveness of the PPP Loan. The Company has had no other borrowings since the PPP Loan in 2020 and no principal indebtedness was outstanding as of November 10, 2022.

The Company’s cash flow provided by operations before the change in working capital was $7.5 million during the nine months ended September 30, 2022, an increase of $3.8 million as compared to $3.7 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $825,000 during the nine months ended September 30, 2022. Cash flows provided by operating activities was $6.6 million for the nine months ended September 30, 2022.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, the repurchase of Units pursuant to the 2023 Repurchase Right, if necessary, and possibly the payment of future cash distributions. The Company used existing cash and equivalents to fund the payment of a Unitholder distribution amounting to approximately $2.7 million in October 2022.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 215,000 MCF from October 2022 through February 2023 at various monthly weighted-average pricing provisions averaging $4.69 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain monthly fixed quantities with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future crude oil and natural gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2022 and 2021. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenues:
Crude oil and natural gas sales	97%	94%	96%	94%
Well management and operating	3	6	4	6
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	14	21	17	26
Well management and operating	2	3	2	4
Depreciation, depletion and amortization	1	4	1	5
Accretion expense	1	2	1	2
General and administrative expense	11	19	15	23
Total expenses	29%	49%	36%	60%

Other income:
Investment income	3	-	-	-
Gain (loss) on disposal of property and equipment	-	3	-	10
Forgiveness of loan	-	-	-	5
Total other income	3%	3%	-%	15%

Net income	74%	54%	64%	55%

Revenues for the three month period ended September 30, 2022 increased $1.9 million, or 76%, as compared to the prior comparable period. Revenues for the nine month period ended September 30, 2022 increased $4.4 million, or 68%, as compared to the prior comparable period. Both revenue variances were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $1.9 million, or 80%, during the three month period ended September 30, 2022 as compared to the prior comparable period. Crude oil and natural gas sales increased $4.4 million, or 72%, during the nine month period ended September 30, 2022 as compared to the prior comparable period. The increases were primarily the result of higher average natural gas and crude oil prices received during the three and nine month periods ended September 30, 2022 as compared to the prior comparable periods.

Other income decreased $943,000, or 95%, during the nine month period ended September 30, 2022 as compared to the prior comparable period. The primary reasons for the decrease were the result of a decrease in gain on disposal of property and equipment and forgiveness of the PPP Loan during the nine month period ended September 30, 2022 as compared to the prior comparable period.

The Company reported net income of $3.3 million and $1.4 million during the three month periods ended September 30, 2022 and 2021, respectively, representing 74% and 54% of total revenues during the three month periods ended September 30, 2022 and 2021, respectively. The increase in net income was primarily the result of an increase in crude oil and natural gas sales during the three month period ended September 30, 2022 as compared to the prior comparable period. The Company reported net income of $7.0 million and $3.6 million during the nine month periods ended September 30, 2022 and 2021, respectively, representing 64% and 55% of total revenues during the nine month periods ended September 30, 2022 and 2021, respectively. The increase in net income was primarily the result of an increase in crude oil and natural gas sales during the nine month period ended September 30, 2022 as compared to the prior comparable period, offset somewhat by a decrease in other income during the nine month period ended September 30, 2022 as compared to the prior comparable period.

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

EVERFLOW EASTERN PARTNERS, L.P.
	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: November 10, 2022	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)