Form 10-Q
period 2023-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2023-05-11
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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
None

There were 5,243,119 Units of limited partnership interest of the registrant as of May 10, 2023. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2023.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

MARCH 31, 2023

EVERFLOW EASTERN PARTNERS, L.P.

INDEX

Part I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$14,556,555	$13,159,037
Investments	25,912,235	25,673,269
Production accounts receivable	1,088,192	2,038,527
Other	54,395	52,795
Total current assets	41,611,377	40,923,628

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	137,061,522	137,061,522
Pipeline and support equipment	601,823	601,823
Corporate and other	2,142,932	2,142,932
Gross property and equipment	139,806,277	139,806,277

Less accumulated depreciation, depletion, amortization and write down	132,071,381	131,780,081
Net property and equipment	7,734,896	8,026,196

OTHER ASSETS	254,523	254,523

TOTAL ASSETS	$49,600,796	$49,204,347

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,874,645	$2,691,917
Accrued expenses	519,306	1,054,419
Total current liabilities	3,393,951	3,746,336

OPERATIONAL ADVANCES	3,024,527	3,006,107

ASSET RETIREMENT OBLIGATIONS	15,934,685	15,626,385

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 5,243,119 Units	26,903,342	26,486,561

GENERAL PARTNER'S EQUITY	344,291	338,958
Total partners' equity	27,247,633	26,825,519

TOTAL LIABILITIES AND PARTNERS' EQUITY	$49,600,796	$49,204,347

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
REVENUES
Crude oil and natural gas sales	$2,063,635	$2,516,426
Well management and operating	142,171	145,487
Other	1,037	926
Total revenues	2,206,843	2,662,839

DIRECT COST OF REVENUES
Production costs	785,065	716,999
Well management and operating	85,501	87,399
Depreciation, depletion and amortization	270,800	51,054
Accretion expense	308,300	51,800
Total direct cost of revenues	1,449,666	907,252

GENERAL AND ADMINISTRATIVE EXPENSE	607,200	552,243
Total cost of revenues	2,056,866	1,459,495

INCOME FROM OPERATIONS	149,977	1,203,344

INVESTMENT INCOME (LOSS)	272,137	(92,804)

NET INCOME	$422,114	$1,110,540

Allocation of Partnership Net Income:
Limited Partners	$416,781	$1,096,745
General Partner	5,333	13,795

Net income	$422,114	$1,110,540

Net income per unit	$0.08	$0.21

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022

PARTNERS' EQUITY - BEGINNING OF PERIOD	$26,825,519	$23,318,128

Net income	422,114	1,110,540

PARTNERS' EQUITY - END OF PERIOD	$27,247,633	$24,428,668

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$422,114	$1,110,540
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	291,300	70,354
Accretion expense	308,300	51,800
Unrealized loss on investments	225	115,950
Changes in assets and liabilities:
Production accounts receivable	950,335	184,408
Other current assets	(1,600)	(1,100)
Other assets	-	6,366
Accounts payable	182,728	44,892
Accrued expenses	(535,113)	(534,154)
Operational advances	18,420	27,101
Total adjustments	1,214,595	(34,383)
Net cash provided by operating activities	1,636,709	1,076,157

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(239,191)	(1,022,485)
Purchase of property and equipment	-	(11,768)
Net cash used in investing activities	(239,191)	(1,034,253)

NET CHANGE IN CASH AND EQUIVALENTS	1,397,518	41,904

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	13,159,037	12,404,205

CASH AND EQUIVALENTS - END OF PERIOD	$14,556,555	$12,446,109

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

A.

Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow Eastern Partners, L.P., without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-‐Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of March 31, 2023 and December 31, 2022, cash and equivalents include $3,024,527 and $3,006,107, respectively, of operational advances. Operational advances held on behalf of employees, including officers and directors, were approximately $875,600 as of March 31, 2023 and December 31, 2022.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at March 31, 2023 and December 31, 2022, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2023 and December 31, 2022, respectively.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Accounts Payable:
Production and related other	$2,679,893	$2,507,707
Other	194,752	184,210

Total accounts payable	$2,874,645	$2,691,917

Accrued Expenses:
Current portion of asset retirement obligations	$262,000	$262,000
Payroll and retirement plan contributions	151,285	709,369
Other general and administrative	91,700	47,600
Federal, state and local taxes	14,321	35,450

Total accrued expenses	$519,306	$1,054,419

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2023 Repurchase Right, based upon the December 31, 2022 calculation, is $6.36 per Unit, net of a $0.50 per Unit distribution made in April 2023.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 5,243,119 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2022. There were no instruments outstanding at March 31, 2023 or 2022 that would potentially dilute net income per Unit.

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

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$38,217	83%	$37,177	82%
Property and equipment (net)	7,735	17	8,026	18
Other	255	-	255	-
Total	$46,207	100%	$45,458	100%

Long-term liabilities	$18,959	41%	$18,632	41%
Partners' equity	27,248	59	26,826	59
Total	$46,207	100%	$45,458	100%

Working capital of $38.2 million as of March 31, 2023 represented an increase of $1.0 million from December 31, 2022, due primarily to increases in cash and equivalents and investments, as well as a decrease in accrued expenses, offset somewhat by a decrease in production accounts receivable and an increase in accounts payable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the three months ended March 31, 2023 that invests primarily in investment grade, short-term fixed and floating rate securities. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2022 being paid during the three months ended March 31, 2023. The decrease in production accounts receivable is primarily the result of lower average crude oil and natural gas prices received, as well as less natural gas volumes produced, during the current receivable production period as compared to the prior comparable period. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at March 31, 2023 as compared to the prior comparable date.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2023 or 2022 and no principal indebtedness was outstanding as of May 10, 2023. The Company’s cash flow provided by operations before the change in working capital was $1.0 million during the three month period ended March 31, 2023, a decrease of $300,000 as compared to $1.3 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $597,000 during the three month period ended March 31, 2023. Cash flows provided by operating activities was $1.6 million for the three month period ended March 31, 2023.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, the repurchase of Units pursuant to the 2023 Repurchase Right, if necessary, and possibly the payment of future cash distributions. The Company used existing cash and equivalents to fund the payment of a Unitholder distribution amounting to approximately $2.7 million in April 2023.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2023 and 2022. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2023	2022

Revenues:
Crude oil and natural gas sales	94%	95%
Well management and operating	6	5
Total revenues	100%	100%

Expenses:
Production costs	36	27
Well management and operating	4	3
Depreciation, depletion and amortization	12	2
Accretion expense	14	2
General and administrative expense	27	21
Total expenses	93%	55%

Investment income (loss)	12%	(3)%

Net income	19%	42%

Revenues for the three month period ended March 31, 2023 decreased $456,000, or 17%, as compared to the prior comparable period. The decrease was primarily the result of a decrease in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $453,000, or 18%, during the three month period ended March 31, 2023 as compared to the prior comparable period. The decrease was primarily the result of lower average natural gas and crude oil prices received during the three month period ended March 31, 2023 as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) increased $220,000, or 430%, during the three month period ended March 31, 2023 as compared to the prior comparable period. The primary reasons for the increase are lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three month period ended March 31, 2023 as compared to the prior comparable period. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first three months of 2023 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2023 benchmark prices project to decrease reserves at December 31, 2023, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2022, the prior valuation date. In addition, the Company recognized $1.3 million of additions to proved properties at December 31, 2022 in association with revisions made to estimates of plugging costs, remaining lives of wells and the inflation rate associated with asset retirement obligations.

Accretion expense increased $257,000, or 495%, during the three month period ended March 31, 2023 as compared to the prior comparable period. The primary reason for the increase was due to recognition of additional liabilities at December 31, 2022 resulting from revisions made to estimates of plugging costs, remaining lives of wells and the inflation rate associated with asset retirement obligations.

The Company recognized investment income of $272,000 during the three month period ended March 31, 2023 as compared to $93,000 of investment loss recognized during the prior comparable period. The increase in investment income was primarily due to the Company having earned more dividends and having recognized less unrealized losses on its investments during the three month period ended March 31, 2023 as compared to the prior comparable period.

The Company reported net income of $422,000 and $1.1 million during the three month periods ended March 31, 2023 and 2022, respectively, representing 19% and 42% of total revenues during the three month periods ended March 31, 2023 and 2022, respectively. The decrease in net income was primarily the result of a decrease in crude oil and natural gas sales and increases in DD&A and accretion expense, offset somewhat by additional investment income recognized during the three month period ended March 31, 2023 as compared to the prior comparable period.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2022, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: May 11, 2023	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)