Form 10-Q
period 2023-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2023-08-10
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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
None

There were 4,746,686 Units of limited partnership interest of the registrant as of August 9, 2023. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2023.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

JUNE 30, 2023

EVERFLOW EASTERN PARTNERS, L.P.

Part I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2023 and December 31, 2022

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$12,641,017	$13,159,037
Investments	26,135,995	25,673,269
Production accounts receivable	458,698	2,038,527
Other	54,395	52,795
Total current assets	39,290,105	40,923,628

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	136,001,160	137,061,522
Pipeline and support equipment	617,217	601,823
Corporate and other	2,142,932	2,142,932
Gross property and equipment	138,761,309	139,806,277

Less accumulated depreciation, depletion, amortization and write down	131,161,916	131,780,081
Net property and equipment	7,599,393	8,026,196

OTHER ASSETS	254,523	254,523

TOTAL ASSETS	$47,144,021	$49,204,347

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2023 and December 31, 2022

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,848,114	$2,691,917
Accrued expenses	3,783,725	1,054,419
Total current liabilities	6,631,839	3,746,336

OPERATIONAL ADVANCES	3,045,002	3,006,107

ASSET RETIREMENT OBLIGATIONS	16,235,124	15,626,385

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,746,686 and 5,243,119 Units	20,936,109	26,486,561

GENERAL PARTNER'S EQUITY	295,947	338,958
Total partners' equity	21,232,056	26,825,519

TOTAL LIABILITIES AND PARTNERS' EQUITY	$47,144,021	$49,204,347

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2023	2022	2023	2022
REVENUES
Crude oil and natural gas sales	$1,057,998	$3,651,901	$3,121,633	$6,168,327
Well management and operating	97,195	143,259	239,366	288,746
Other	823	889	1,860	1,815
Total revenues	1,156,016	3,796,049	3,362,859	6,458,888

DIRECT COST OF REVENUES
Production costs	432,041	514,531	1,217,107	1,231,530
Well management and operating	58,356	86,140	143,857	173,539
Depreciation, depletion and amortization	302,835	44,515	573,635	95,567
Accretion expense	300,400	49,100	608,700	100,900
Total direct cost of revenues	1,093,632	694,286	2,543,299	1,601,536

GENERAL AND ADMINISTRATIVE EXPENSE	549,154	539,753	1,156,354	1,091,998
Total cost of revenues	1,642,786	1,234,039	3,699,653	2,693,534

INCOME (LOSS) FROM OPERATIONS	(486,770)	2,562,010	(336,794)	3,765,354

OTHER INCOME (LOSS)
Investment income (loss)	263,362	(8,627)	535,499	(101,431)
Gain (loss) on disposal of property and equipment	20,255	(3,436)	20,255	(3,436)
Total other income (loss)	283,617	(12,063)	555,754	(104,867)

NET INCOME (LOSS)	$(203,153)	$2,549,947	$218,960	$3,660,487

Allocation of Partnership Net Income (Loss):
Limited Partners	$(200,540)	$2,518,272	$216,240	$3,615,017
General Partner	(2,613)	31,675	2,720	45,470

Net income (loss)	$(203,153)	$2,549,947	$218,960	$3,660,487

Net income (loss) per Unit	$(0.04)	$0.47	$0.04	$0.68

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022

PARTNERS' EQUITY - BEGINNING OF PERIOD	$26,825,519	$23,318,128

Net income	218,960	3,660,487

Cash distributions ($0.50 per Unit in 2023 and 2022)	(2,655,109)	(2,700,786)

Repurchase of Units	(3,348,114)	(304,599)

Options exercised	190,800	75,300

PARTNERS' EQUITY - END OF PERIOD	$21,232,056	$24,048,530

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$218,960	$3,660,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	614,535	134,069
Accretion expense	608,700	100,900
Unrealized loss on investments	78,673	166,829
(Gain) loss on disposal of property and equipment	(20,255)	3,436
Changes in assets and liabilities:
Production accounts receivable	1,579,829	(591,817)
Other current assets	(1,600)	(1,100)
Other assets	-	6,366
Accounts payable	156,197	118,550
Accrued expenses	(564,110)	(410,338)
Operational advances	38,895	63,186
Total adjustments	2,490,864	(409,919)
Net cash provided by operating activities	2,709,824	3,250,568

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(541,399)	(3,062,910)
Purchase of property and equipment	(241,214)	(234,531)
Proceeds from disposal of property and equipment	19,078	11,100
Net cash used in investing activities	(763,535)	(3,286,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,655,109)	(2,700,786)
Proceeds from options exercised	190,800	75,300
Net cash used in financing activities	(2,464,309)	(2,625,486)

NET CHANGE IN CASH AND EQUIVALENTS	(518,020)	(2,661,259)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	13,159,037	12,404,205

CASH AND EQUIVALENTS - END OF PERIOD	$12,641,017	$9,742,946

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of June 30, 2023 and December 31, 2022, cash and equivalents include $3,045,002 and $3,006,107, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $878,100 and $875,600 as of June 30, 2023 and December 31, 2022, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at June 30, 2023 and December 31, 2022; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at June 30, 2023 and December 31, 2022.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2023 and December 31, 2022.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Principles

M.

Subsequent Event – The Coronavirus Aid, Relief and Economic Security Act created the Employee Retention Credit (“ERC”), a refundable payroll tax credit. In July 2023, EEI applied to the Internal Revenue Service for ERC of approximately $482,000.

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

Accounts Payable:
Production and related other	$2,663,368	$2,507,707
Other	184,746	184,210

Total accounts payable	$2,848,114	$2,691,917

Accrued Expenses:
Repurchase of Units	$3,348,114	$-
Payroll and retirement plan contributions	302,569	709,369
Current portion of asset retirement obligations	115,000	262,000
Other general and administrative	-	47,600
Federal, state and local taxes	18,042	35,450

Total accrued expenses	$3,783,725	$1,054,419

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2023 Repurchase Right, based upon the December 31, 2022 calculation, was $6.36 per Unit, net of a $0.50 per Unit distribution made in April 2023. The repurchase of Units of $3,348,114 was paid in July 2023.

In June 2023, the Company repurchased 526,433 Units pursuant to the Repurchase Right at the price of $6.36 per Unit. In June 2022, the Company repurchased 121,354 Units pursuant to the Repurchase Right at a price of $2.51 per Unit. In June 2021, the Company repurchased 137,455 Units pursuant to the Repurchase Right at a price of $0.36 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and key employees in June 2023, 2022 and 2021, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,746,686 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2023. There were no instruments outstanding at June 30, 2023 or 2022 that would potentially dilute net income (loss) per Unit.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$32,658	81%	$37,177	82%
Property and equipment (net)	7,599	19	8,026	18
Other	255	-	255	-
Total	$40,512	100%	$45,458	100%

Long-term liabilities	$19,280	48%	$18,632	41%
Partners' equity	21,232	52	26,826	59
Total	$40,512	100%	$45,458	100%

Working capital of $32.7 million as of June 30, 2023 represented a decrease of $4.5 million from December 31, 2022, due primarily to a decrease in production accounts receivable, as well as an increase in accrued expenses. The decrease in production accounts receivable is the combined result of lower natural gas and crude oil prices received and a decrease in natural gas volumes produced during the current receivable production period as compared to the prior comparable period. The decrease in natural gas volumes produced is primarily the result of additional Company operated properties being shut-in during the current receivable period that were otherwise producing during the prior comparable receivable period. The increase in accrued expenses is primarily the result of an accrued expense recognized at June 30, 2023 for the repurchase of limited partnership Units in association with the Company’s 2023 Repurchase Right, offset somewhat by the effect of all payroll and retirement plan contributions accrued at December 31, 2022 being paid during the six months ended June 30, 2023.

Partners’ equity of $21.2 million as of June 30, 2023 represented a decrease of $5.6 million from December 31, 2022, due primarily to a Unitholder distribution paid in April 2023 and the accrued repurchase of limited partnership Units related to the 2023 Repurchase Right at June 30, 2023.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances.  The Company has had no borrowings in 2023 or 2022 and no principal indebtedness was outstanding as of August 9, 2023. The Company’s cash flow provided by operations before the change in working capital was $1.5 million during the six months ended June 30, 2023, a decrease of $2.5 million as compared to $4.0 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $1.2 million during the six months ended June 30, 2023.  Cash flows provided by operating activities was $2.7 million for the six months ended June 30, 2023.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, the repurchase of Units pursuant to the 2024 Repurchase Right, if necessary, and possibly the payment of future cash distributions. The Company used existing cash and equivalents to fund the payment of a Unitholder distribution amounting to approximately $2.7 million in April 2023 and to fund the repurchase of Units related to the 2023 Repurchase Right amounting to approximately $3.3 million in July 2023.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2023 and 2022. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022

Revenues:
Crude oil and natural gas sales	92%	96%	93%	96%
Well management and operating	8	4	7	4
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	37	14	36	19
Well management and operating	5	2	5	3
Depreciation, depletion and amortization	26	1	17	1
Accretion expense	26	2	18	1
General and administrative expense	48	14	34	17
Total expenses	142%	33%	110%	41%

Other income (loss):
Investment income (loss)	23	-	16	(2)
Gain on disposal of property and equipment	1	-	1	-
Total other income (loss)	24%	-%	17%	(2%)

Net income (loss)	(18%)	67%	7%	57%

Revenues for the three month period ended June 30, 2023 decreased $2.6 million, or 70%, as compared to the prior comparable period. Revenues for the six month period ended June 30, 2023 decreased $3.1 million, or 48%, as compared to the prior comparable period. Both revenue variances were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $2.6 million, or 71%, during the three month period ended June 30, 2023 as compared to the prior comparable period. Crude oil and natural gas sales decreased $3.0 million, or 49%, during the six month period ended June 30, 2023 as compared to the prior comparable period. The decreases were primarily the result of lower average natural gas and crude oil prices received and less natural gas volumes produced during the three and six month periods ended June 30, 2023 as compared to the prior comparable periods. The decrease in natural gas volumes produced during the three and six month periods ended June 30, 2023 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2023 that were not shut-in during the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) increased $258,000, or 580%, during the three month period ended June 30, 2023 as compared to the prior comparable period. DD&A increased $478,000, or 500%, during the six month period ended June 30, 2023 as compared to the prior comparable period. The primary reasons for both increases are lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three and six month periods ended June 30, 2023 as compared to the prior comparable periods. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first three and six months of 2023 as compared to the benchmark prices indexed throughout the prior comparable periods. The lower 2023 benchmark prices project to decrease reserves at December 31, 2023, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2022, the prior valuation date. The effect that lower projected crude oil and natural gas reserves had on DD&A was offset somewhat by less natural gas volumes produced during the three and six month periods ended June 30, 2023 as compared to prior comparable periods. In addition, the Company recognized $1.3 million of additions to proved properties at December 31, 2022 in association with revisions made to estimates of plugging costs, remaining lives of wells and the inflation rate associated with asset retirement obligations.

Accretion expense increased $251,000, or 512%, during the three month period ended June 30, 2023 as compared to the prior comparable period. Accretion expense increased $508,000, or 503%, during the six month period ended June 30, 2023 as compared to the prior comparable period. The primary reason for both of the increases was due to additional accretion expense associated with the recognition of additional liabilities at December 31, 2022 resulting from revisions made to estimates of plugging costs, remaining lives of wells and the inflation rate associated with asset retirement obligations.

The Company recognized investment income of $263,000 during the three month period ended June 30, 2023 as compared to $9,000 of investment loss recognized during the prior comparable period. The Company recognized investment income of $535,000 during the six month period ended June 30, 2023 as compared to $101,000 of investment loss recognized during the prior comparable period. The increase during the three month period ended June 30, 2023 was primarily the result of the Company having earned more dividends on its investments as compared to the prior comparable period. The increase during the six month period ended June 30, 2023 was primarily due to the Company having earned more dividends and having recognized less unrealized losses on its investments as compared to the prior comparable period.

The Company reported a net loss of $200,000 during the three month period ended June 30, 2023 as compared to net income of $2.5 million during the prior comparable period. The Company’s net loss represented 18% of total revenues during the three month period ended June 30, 2023, whereas the Company’s net income represented 67% of total revenues during the three month period ended June 30, 2022. The Company reported net income of $219,000 and $3.7 million during the six month periods ended June 30, 2023 and 2022, respectively, representing 7% and 57% of total revenues during the six month periods ended June 30, 2023 and 2022, respectively. The decreases in net income were primarily the result of a decrease in crude oil and natural gas sales and increases in DD&A and accretion expense, offset somewhat by additional investment income recognized during the three and six month periods ended June 30, 2023 as compared to the prior comparable periods.

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

EVERFLOW EASTERN PARTNERS, L.P. By: everflow management limited, llc General Partner By: everflow management corporation Managing Member

Dated: August 10, 2023	By: /s/ Michael W. Rathburn
Michael W. Rathburn Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)