Form 10-Q
period 2023-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2023-11-09
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

OR

☐    Transition report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

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
None

There were 4,746,686 Units of limited partnership interest of the registrant as of November 8, 2023. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2023.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

SEPTEMBER 30, 2023

EVERFLOW EASTERN PARTNERS, L.P.

INDEX

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$9,302,446	$13,159,037
Investments	26,477,572	25,673,269
Production accounts receivable	651,236	2,038,527
Other	536,332	52,795
Total current assets	36,967,586	40,923,628

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	135,732,343	137,061,522
Pipeline and support equipment	617,217	601,823
Corporate and other	2,120,531	2,142,932
Gross property and equipment	138,470,091	139,806,277

Less accumulated depreciation, depletion, amortization and write down	131,101,477	131,780,081
Net property and equipment	7,368,614	8,026,196

OTHER ASSETS	256,868	254,523

TOTAL ASSETS	$44,593,068	$49,204,347

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,910,725	$2,691,917
Accrued expenses	688,918	1,054,419
Total current liabilities	3,599,643	3,746,336

OPERATIONAL ADVANCES	3,083,363	3,006,107

ASSET RETIREMENT OBLIGATIONS	16,396,047	15,626,385

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,746,686 and 5,243,119 Units	21,214,137	26,486,561

GENERAL PARTNER'S EQUITY	299,878	338,958
Total partners' equity	21,514,015	26,825,519

TOTAL LIABILITIES AND PARTNERS' EQUITY	$44,593,068	$49,204,347

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2023	2022	2023	2022
REVENUES
Crude oil and natural gas sales	$1,061,369	$4,356,868	$4,183,002	$10,525,195
Well management and operating	89,569	145,303	328,935	434,049
Other	849	959	2,709	2,774
Total revenues	1,151,787	4,503,130	4,514,646	10,962,018

DIRECT COST OF REVENUES
Production costs	531,157	608,088	1,748,265	1,839,618
Well management and operating	53,644	87,307	197,501	260,846
Depreciation, depletion and amortization	305,514	60,491	879,149	156,058
Accretion expense	306,300	47,600	915,000	148,500
Total direct cost of revenues	1,196,615	803,486	3,739,915	2,405,022

GENERAL AND ADMINISTRATIVE EXPENSE	563,089	512,011	1,719,443	1,604,009
Total cost of revenues	1,759,704	1,315,497	5,459,358	4,009,031

INCOME (LOSS) FROM OPERATIONS	(607,917)	3,187,633	(944,712)	6,952,987

OTHER INCOME
Investment income	398,531	154,978	934,030	53,547
Gain (loss) on disposal of property and equipment	9,408	-	29,664	(3,436)
Other income	481,937	-	481,937	-
Total other income	889,876	154,978	1,445,631	50,111

NET INCOME	$281,959	$3,342,611	$500,919	$7,003,098

Allocation of Partnership Net Income:
Limited Partners	$278,146	$3,300,596	$494,386	$6,915,613
General Partner	3,813	42,015	6,533	87,485

Net income	$281,959	$3,342,611	$500,919	$7,003,098

Net income per Unit	$0.06	$0.62	$0.10	$1.30

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022

PARTNERS' EQUITY - BEGINNING OF PERIOD	$26,825,519	$23,318,128

Net income	500,919	7,003,098

Cash distributions ($0.50 per Unit in 2023 and 2022)	(2,655,109)	(2,700,786)

Repurchase of Units	(3,348,114)	(304,599)

Options exercised	190,800	75,300

PARTNERS' EQUITY - END OF PERIOD	$21,514,015	$27,391,141

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$500,919	$7,003,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	941,149	216,658
Accretion expense	915,000	148,500
Unrealized loss on investments	52,532	115,894
(Gain) loss on disposal of property and equipment	(29,664)	3,436
Changes in assets and liabilities:
Production accounts receivable	1,387,291	(985,166)
Other current assets	(483,537)	(1,100)
Other assets	(2,345)	5,676
Accounts payable	218,808	327,887
Accrued expenses	(452,180)	(282,640)
Operational advances	77,256	97,077
Total adjustments	2,624,310	(353,778)
Net cash provided by operating activities	3,125,229	6,649,320

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(856,835)	(3,157,285)
Purchase of property and equipment	(351,990)	(316,228)
Proceeds from disposal of property and equipment	39,428	11,100
Net cash used in investing activities	(1,169,397)	(3,462,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,655,109)	(2,700,786)
Repurchase of Units	(3,348,114)	(304,599)
Proceeds from options exercised	190,800	75,300
Net cash used in financing activities	(5,812,423)	(2,930,085)

NET CHANGE IN CASH AND EQUIVALENTS	(3,856,591)	256,822

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	13,159,037	12,404,205

CASH AND EQUIVALENTS - END OF PERIOD	$9,302,446	$12,661,027

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of September 30, 2023 and December 31, 2022, cash and equivalents include $3,083,363 and $3,006,107, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $890,600 and $875,600 as of September 30, 2023 and December 31, 2022, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at September 30, 2023 and December 31, 2022; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at September 30, 2023 and December 31, 2022.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2023 and December 31, 2022.

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

K.

Other Income – The Coronavirus Aid, Relief and Economic Security Act created the Employee Retention Credit (“ERC”), a refundable payroll tax credit. In July 2023, EEI applied to the Internal Revenue Service for ERC of $481,937 and it is recorded within other current assets and other income at September 30, 2023.

L.

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

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

Accounts Payable:
Production and related other	$2,726,384	$2,507,707
Other	184,341	184,210

Total accounts payable	$2,910,725	$2,691,917

Accrued Expenses:
Payroll and retirement plan contributions	$453,856	$709,369
Current portion of asset retirement obligations	208,000	262,000
Federal, state and local taxes	27,062	35,450
Other general and administrative	-	47,600

Total accrued expenses	$688,918	$1,054,419

Note 3.	Partners’ Equity

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,746,686 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2023. There were no instruments outstanding at September 30, 2023 or 2022 that would potentially dilute net income per Unit.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$33,368	81%	$37,177	82%
Property and equipment (net)	7,368	19	8,026	18
Other	257	-	255	-
Total	$40,993	100%	$45,458	100%

Long-term liabilities	$19,479	48%	$18,632	41%
Partners' equity	21,514	52	26,826	59
Total	$40,993	100%	$45,458	100%

Working capital of $33.4 million as of September 30, 2023 represented a decrease of $3.8 million from December 31, 2022, due primarily to decreases in cash and equivalents and production accounts receivable, offset somewhat by increases in investments and other current assets and a decrease in accrued expenses. The decrease in production accounts receivable is the combined result of lower natural gas and crude oil prices received and a decrease in natural gas volumes produced during the current receivable production period as compared to the prior comparable receivable production period. The decrease in natural gas volumes produced is primarily the result of additional Company operated properties being voluntarily shut-in during the current receivable production period that were otherwise producing during the prior comparable receivable production period. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the nine month period ended September 30, 2023 that invests primarily in investment grade, short-term fixed and floating rate securities. The increase in other current assets is primarily the result of the Company having applied for the Employee Retention Credit (“ERC”), a refundable payroll tax credit during the nine month period ended September 30, 2023. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2022 being paid during the nine months ended September 30, 2023.

Partners’ equity of $21.5 million as of September 30, 2023 represented a decrease of $5.3 million from December 31, 2022, due primarily to a Unitholder distribution paid in April 2023 and the repurchase of limited partnership Units related to the 2023 Repurchase Right paid in July 2023.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2023 or 2022 and no principal indebtedness was outstanding as of November 8, 2023. The Company’s cash flow provided by operations before the change in working capital was $2.4 million during the nine months ended September 30, 2023, a decrease of $5.1 million as compared to $7.5 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $723,000 during the nine months ended September 30, 2023. Cash flows provided by operating activities was $3.1 million for the nine months ended September 30, 2023.

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

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2023 and 2022. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Revenues:
Crude oil and natural gas sales	92%	97%	93%	96%
Well management and operating	8	3	7	4
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	46	14	39	17
Well management and operating	4	2	4	2
Depreciation, depletion and amortization	27	1	20	1
Accretion expense	27	1	20	1
General and administrative expense	49	11	38	15
Total expenses	153%	29%	121%	36%

Other income:
Investment income	35	3	21	-
Other income	42	-	11	-
Total other income	77%	3%	32%	-%

Net income	24%	74%	11%	64%

Revenues for the three month period ended September 30, 2023 decreased $3.4 million, or 74%, as compared to the prior comparable period. Revenues for the nine month period ended September 30, 2023 decreased $6.4 million, or 59%, as compared to the prior comparable period. Both revenue variances were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $3.3 million, or 76%, during the three month period ended September 30, 2023 as compared to the prior comparable period. Crude oil and natural gas sales decreased $6.3 million, or 60%, during the nine month period ended September 30, 2023 as compared to the prior comparable period. Both decreases were primarily the result of lower average natural gas and crude oil prices received and less natural gas volumes produced during the three and nine month periods ended September 30, 2023 as compared to the prior comparable periods. The decrease in natural gas volumes produced during the three and nine month periods ended September 30, 2023 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2023 that were not shut-in during the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) increased $245,000, or 405%, during the three month period ended September 30, 2023 as compared to the prior comparable period. DD&A increased $723,000, or 463%, during the nine month period ended September 30, 2023 as compared to the prior comparable period. Both increases are primarily due to lower projected natural gas and crude oil reserves and additional oil and gas properties being depleted during the three and nine month periods ended September 30, 2023 as compared to the prior comparable periods. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas and crude oil prices indexed throughout the first nine months of 2023 as compared to the benchmark prices indexed throughout the prior comparable period. The lower 2023 benchmark prices project to decrease reserves at December 31, 2023, the next scheduled valuation date, which will decrease the average economic life of the Company’s oil and gas properties as compared to December 31, 2022, the prior valuation date. The effect that lower projected crude oil and natural gas reserves had on DD&A was offset somewhat by less natural gas volumes produced during the three and nine month periods ended September 30, 2023 as compared to prior comparable periods. In addition, the Company recognized $1.3 million of additions to proved properties at December 31, 2022 in association with revisions made to estimates of plugging costs, remaining lives of wells and the inflation rate associated with asset retirement obligations.

Accretion expense increased $259,000, or 544%, during the three month period ended September 30, 2023 as compared to the prior comparable period. Accretion expense increased $767,000, or 516%, during the nine month period ended September 30, 2023 as compared to the prior comparable period. Both increases are primarily due to additional accretion expense associated with the recognition of additional liabilities at December 31, 2022 resulting from revisions made to estimates of plugging costs, remaining lives of wells and the inflation rate associated with asset retirement obligations.

Other income increased $735,000 during the three month period ended September 30, 2023, from $155,000 in the prior comparable period. Other income increased $1.4 million during the nine month period ended September 30, 2023, from $50,000 in the prior comparable period. Both increases were primarily the result of increases in investment income and other income during the three and nine month periods ended September 30, 2023 as compared to the prior comparable periods. The increase in investment income was primarily due higher dividend rates yielded on investments during the three and nine month periods ended September 30, 2023 as compared to prior comparable periods. The increase in other income was due to the ERC refund applied for by the Company during the three and nine month periods ended September 30, 2023.

The Company reported net income of $282,000 and $3.3 million during the three month periods ended September 30, 2023 and 2022, respectively, representing 24% and 74% of total revenues during the three month periods ended September 30, 2023 and 2022, respectively. The Company reported net income of $501,000 and $7.0 million during the nine month periods ended September 30, 2023 and 2022, respectively, representing 11% and 64% of total revenues during the nine month periods ended September 30, 2023 and 2022, respectively. The decreases in net income were primarily the result of a decrease in crude oil and natural gas sales and increases in DD&A and accretion expense, offset somewhat by increases in other income during the three and nine month periods ended September 30, 2023 as compared to the prior comparable periods.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: November 9, 2023	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)