Form 10-Q
period 2024-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2024-05-09
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d)

           of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2024

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
None

There were 4,746,686 Units of limited partnership interest of the registrant as of May 9, 2024. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2024.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

MARCH 31, 2024

Part I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$9,522,261	$9,586,524
Investments	27,292,640	26,965,697
Production accounts receivable	634,489	790,547
Other	510,861	510,861
Total current assets	37,960,251	37,853,629

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	134,738,585	135,663,041
Pipeline and support equipment	617,217	617,217
Corporate and other	2,131,815	2,131,815
Gross property and equipment	137,487,617	138,412,073

Less accumulated depreciation, depletion, amortization and write down	131,015,140	131,767,001
Net property and equipment	6,472,477	6,645,072

OTHER ASSETS	245,111	241,178

TOTAL ASSETS	$44,677,839	$44,739,879

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,764,186	$2,776,546
Accrued expenses	460,080	1,011,724
Total current liabilities	3,224,266	3,788,270

OPERATIONAL ADVANCES	3,103,913	3,064,191

ASSET RETIREMENT OBLIGATIONS	16,882,399	16,652,494

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,746,686 Units	21,168,035	20,938,936

GENERAL PARTNER'S EQUITY	299,226	295,988
Total partners' equity	21,467,261	21,234,924

TOTAL LIABILITIES AND PARTNERS' EQUITY	$44,677,839	$44,739,879

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
REVENUES
Crude oil and natural gas sales	$1,408,515	$2,063,635
Well management and operating	124,607	142,171
Other	694	1,037
Total revenues	1,533,816	2,206,843

DIRECT COST OF REVENUES
Production costs	692,477	785,065
Well management and operating	75,126	85,501
Depreciation, depletion and amortization	110,145	270,800
Accretion expense	302,400	308,300
Total direct cost of revenues	1,180,148	1,449,666

GENERAL AND ADMINISTRATIVE EXPENSE	600,066	607,200
Total cost of revenues	1,780,214	2,056,866

INCOME (LOSS) FROM OPERATIONS	(246,398)	149,977

OTHER INCOME
Investment income	396,668	272,137
Gain on disposal of property and equipment	82,067	-
Total other income	478,735	272,137

NET INCOME	$232,337	$422,114

Allocation of Partnership Net Income:
Limited Partners	$229,099	$416,781
General Partner	3,238	5,333

Net income	$232,337	$422,114

Net income per unit	$0.05	$0.08

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023

PARTNERS' EQUITY - BEGINNING OF PERIOD	$21,234,924	$26,825,519

Net income	232,337	422,114

PARTNERS' EQUITY - END OF PERIOD	$21,467,261	$27,247,633

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$232,337	$422,114
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	132,845	291,300
Accretion expense	302,400	308,300
Unrealized loss on investments	27,051	225
Gain on disposal of property and equipment	(82,067)	-
Changes in assets and liabilities:
Production accounts receivable	156,058	950,335
Other current assets	-	(1,600)
Other assets	(3,933)	-
Accounts payable	(12,360)	182,728
Accrued expenses	(512,069)	(535,113)
Operational advances	39,722	18,420
Total adjustments	47,647	1,214,595
Net cash provided by operating activities	279,984	1,636,709

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(353,994)	(239,191)
Proceeds from disposal of property and equipment	9,747	-
Net cash used in investing activities	(344,247)	(239,191)

NET CHANGE IN CASH AND EQUIVALENTS	(64,263)	1,397,518

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	9,586,524	13,159,037

CASH AND EQUIVALENTS - END OF PERIOD	$9,522,261	$14,556,555

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

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-‐Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML include Everflow Management Corporation ("EMC"), three individuals who are officers and directors of EEI, which includes the Chairman of the Board and one individual who is a director of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.

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

G.          Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of March 31, 2024 and December 31, 2023, cash and equivalents include $3,103,913 and $3,064,191, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $945,300 and $941,700 as of March 31, 2024 and December 31, 2023, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at March 31, 2024 and December 31, 2023; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at March 31, 2024 and December 31, 2023.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2024 and December 31, 2023.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.                  Current Liabilities

The Company’s current liabilities consist of the following on March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

Accounts Payable:
Production and related other	$2,685,672	$2,698,368
Other	78,514	78,178

Total accounts payable	$2,764,186	$2,776,546

Accrued Expenses:
Payroll and retirement plan contributions	$162,513	$746,841
Other general and administrative	150,600	12,800
Current portion of asset retirement obligations	138,000	216,000
Federal, state and local taxes	8,967	36,083

Total accrued expenses	$460,080	$1,011,724

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.                  Partners’ Equity (Continued)

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2024 Repurchase Right, based upon the December 31, 2023 calculation, is $1.46 per Unit, net of a $0.20 per Unit distribution made in April 2024.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,746,686 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2023. There were no instruments outstanding at March 31, 2024 or 2023 that would potentially dilute net income per Unit.

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

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$34,736	84%	$34,065	83%
Property and equipment (net)	6,472	16	6,645	17
Other	245	-	241	-
Total	$41,453	100%	$40,951	100%

Long-term liabilities	$19,986	48%	$19,716	48%
Partners' equity	21,467	52	21,235	52
Total	$41,453	100%	$40,951	100%

Working capital of $34.7 million as of March 31, 2024 represented an increase of $671,000 from December 31, 2023, due primarily to an increase in investments, as well as a decrease in accrued expenses, offset somewhat by a decreases in cash and equivalents and production accounts receivable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the three months ended March 31, 2024 that invests primarily in investment grade, short-term fixed and floating rate securities. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2023 being paid during the three months ended March 31, 2024. The decrease in production accounts receivable is primarily the result of lower average natural gas prices received and less natural gas volumes produced, offset somewhat by an increase in average crude oil prices received and a decrease in production costs during the current receivable production period as compared to the prior comparable period. The decreases in natural gas volumes produced and production costs are primarily the result of additional Company operated properties being shut-in during the current receivable period that were otherwise producing during the prior comparable receivable period.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2024 or 2023 and no principal indebtedness was outstanding as of May 9, 2024. The Company’s cash flow provided by operations before the change in working capital was $621,000 during the three month period ended March 31, 2024, a decrease of $379,000 as compared to $1.0 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $341,000 during the three month period ended March 31, 2024. Cash flows provided by operating activities was $280,000 for the three month period ended March 31, 2024.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, the repurchase of Units pursuant to the 2024 Repurchase Right, and the payment of future cash distributions, including a Unitholder distribution amounting to approximately $963,000 in April 2024.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2024 and 2023. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2024	2023

Revenues:
Crude oil and natural gas sales	92%	94%
Well management and operating and other	8	6
Total revenues	100%	100%

Expenses:
Production costs	45	36
Well management and operating	5	4
Depreciation, depletion and amortization	7	12
Accretion expense	20	14
General and administrative expense	39	27
Total expenses	116%	93%

Other income	31%	12%

Net income	15%	19%

Revenues for the three month period ended March 31, 2024 decreased $673,000, or 30%, as compared to the prior comparable period. The decrease was primarily the result of a decrease in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $655,000, or 32%, during the three month period ended March 31, 2024 as compared to the prior comparable period. The decrease was primarily the result of lower average natural gas prices received and less natural gas volumes produced during the three month period ended March 31, 2024 as compared to the prior comparable period. The decrease in natural gas volumes produced during the three month period ended March 31, 2024 as compared to the prior comparable period was primarily the result of Company operated properties being voluntarily shut-in during the three month period ended March 31, 2024 that were not shut-in during the prior comparable period.

Production costs decreased $93,000, or 12%, during the three month period ended March 31, 2024 as compared to the prior comparable period, due primarily to decreased costs associated with Company operated properties as more Company operated properties were voluntarily shut-in during the three month period ended March 31, 2024 as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) decreased $161,000, or 59%, during the three month period ended March 31, 2024 as compared to the prior comparable period. The primary reasons for the decrease is a decrease in natural gas volumes produced and the Company’s oil and gas properties having less depletable basis available during the three month period ended March 31, 2024 as compared to the prior comparable period, offset somewhat by lower projected natural gas and crude oil reserves during the three month period ended March 31, 2024 as compared to the prior comparable period. The decrease in natural gas volumes produced during the three month period ended March 31, 2024 as compared to the prior comparable period was primarily the result of Company operated properties being voluntarily shut-in during the three month period ended March 31, 2024 that were not shut-in during the prior comparable period. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas prices indexed throughout the first three months of 2024 as compared to the benchmark prices indexed throughout the prior comparable period.

Other income increased $207,000, or 76%, during the three month period ended March 31, 2024 as compared to the prior comparable period, due primarily to increases in investment income and gain on disposal of property and equipment. The increase in investment income was primarily due to higher average investment balances held and higher dividend rates yielded during the three month period ended March 31, 2024 as compared to the prior comparable period.

The Company reported net income of $232,000 and $422,000 during the three month periods ended March 31, 2024 and 2023, respectively, representing 15% and 19% of total revenues during the three month periods ended March 31, 2024 and 2023, respectively. The decrease in net income was primarily the result of a decrease in crude oil and natural gas sales, offset somewhat by decreases in production costs and DD&A and an increase in other income during the three month period ended March 31, 2024 as compared to the prior comparable period.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2023, for a more complete understanding of the matters covered by such certifications.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: May 9, 2024	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)