Form 10-Q
period 2024-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2024-08-09
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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
None

There were 4,634,720 Units of limited partnership interest of the registrant as of August 9, 2024. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2024.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

JUNE 30, 2024

EVERFLOW EASTERN PARTNERS, L.P.

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$8,926,204	$9,586,524
Investments	27,651,607	26,965,697
Production accounts receivable	405,714	790,547
Other	510,861	510,861
Total current assets	37,494,386	37,853,629

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	134,156,537	135,663,041
Pipeline and support equipment	617,217	617,217
Corporate and other	2,131,815	2,131,815
Gross property and equipment	136,905,569	138,412,073

Less accumulated depreciation, depletion, amortization and write down	130,564,026	131,767,001
Net property and equipment	6,341,543	6,645,072

OTHER ASSETS	245,956	241,178

TOTAL ASSETS	$44,081,885	$44,739,879

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,783,492	$2,776,546
Accrued expenses	625,554	1,011,724
Total current liabilities	3,409,046	3,788,270

OPERATIONAL ADVANCES	3,182,710	3,064,191

ASSET RETIREMENT OBLIGATIONS	17,154,873	16,652,494

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 4,634,720 Units and 4,746,686 Units	20,045,059	20,938,936

GENERAL PARTNER'S EQUITY	290,197	295,988
Total partners' equity	20,335,256	21,234,924

TOTAL LIABILITIES AND PARTNERS' EQUITY	$44,081,885	$44,739,879

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2024	2023	2024	2023
REVENUES
Crude oil and natural gas sales	$973,422	$1,057,998	$2,381,937	$3,121,633
Well management and operating	86,440	97,195	211,047	239,366
Other	580	823	1,274	1,860
Total revenues	1,060,442	1,156,016	2,594,258	3,362,859

DIRECT COST OF REVENUES
Production costs	454,837	432,041	1,147,314	1,217,107
Well management and operating	52,060	58,356	127,186	143,857
Depreciation, depletion and amortization	101,198	302,835	211,343	573,635
Accretion expense	297,500	300,400	599,900	608,700
Total direct cost of revenues	905,595	1,093,632	2,085,743	2,543,299

GENERAL AND ADMINISTRATIVE EXPENSE	575,914	549,154	1,175,980	1,156,354
Total cost of revenues	1,481,509	1,642,786	3,261,723	3,699,653

LOSS FROM OPERATIONS	(421,067)	(486,770)	(667,465)	(336,794)

OTHER INCOME
Investment income	417,038	263,362	813,706	535,499
Gain (loss) on disposal of property and equipment	(1,749)	20,255	80,318	20,255
Total other income	415,289	283,617	894,024	555,754

NET INCOME (LOSS)	$(5,778)	$(203,153)	$226,559	$218,960

Allocation of Partnership Net Income (Loss):
Limited Partners	$(5,698)	$(200,540)	$223,401	$216,240
General Partner	(80)	(2,613)	3,158	2,720

Net income (loss)	$(5,778)	$(203,153)	$226,559	$218,960

Net income (loss) per Unit	$-	$(0.04)	$0.05	$0.04

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2024 and 2023

(Unaudited)

	2024	2023

PARTNERS' EQUITY - BEGINNING OF PERIOD	$21,234,924	$26,825,519

Net income	226,559	218,960

Cash distributions ($0.20 and $0.50 per Unit in 2024 and 2023, respectively	(962,757)	(2,655,109)

Repurchase of Units	(207,270)	(3,348,114)

Options exercised	43,800	190,800

PARTNERS' EQUITY - END OF PERIOD	$20,335,256	$21,232,056

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2024 and 2023

(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$226,559	$218,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	256,643	614,535
Accretion expense	599,900	608,700
Unrealized loss on investments	27,051	78,673
Gain on disposal of property and equipment	(80,318)	(20,255)
Changes in assets and liabilities:
Production accounts receivable	384,833	1,579,829
Other current assets	-	(1,600)
Other assets	(4,778)	-
Accounts payable	6,946	156,197
Accrued expenses	(633,050)	(564,110)
Operational advances	118,519	38,895
Total adjustments	675,746	2,490,864
Net cash provided by operating activities	902,305	2,709,824

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(712,961)	(541,399)
Purchase of property and equipment	-	(241,214)
Proceeds from disposal of property and equipment	69,293	19,078
Net cash used in investing activities	(643,668)	(763,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(962,757)	(2,655,109)
Proceeds from options exercised	43,800	190,800
Net cash used in financing activities	(918,957)	(2,464,309)

NET CHANGE IN CASH AND EQUIVALENTS	(660,320)	(518,020)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	9,586,524	13,159,037

CASH AND EQUIVALENTS - END OF PERIOD	$8,926,204	$12,641,017

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML include Everflow Management Corporation ("EMC"), three individuals who are officers and directors of EEI, which includes the Chairman of the Board of EEI, and one individual who is a director of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML.

B.          Principles of Consolidation - The consolidated financial statements include the accounts of Everflow, its wholly-owned subsidiaries, including EEI, and interests with joint venture partners (collectively, the “Company”), which are accounted for under the proportional consolidation method. All significant accounts and transactions between the consolidated entities have been eliminated

C.          Interim Financial Statements - The interim consolidated financial statements included herein have been prepared by the management of Everflow, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations have been made.

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-‐Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

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

G.          Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of June 30, 2024 and December 31, 2023, cash and equivalents include $3,182,710 and $3,064,191, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $949,400 and $941,700 as of June 30, 2024 and December 31, 2023, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at June 30, 2024 and December 31, 2023; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at June 30, 2024 and December 31, 2023.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2024 and December 31, 2023.

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.                  Current Liabilities

The Company’s current liabilities consist of the following on June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

Accounts Payable:
Production and related other	$2,708,541	$2,698,368
Other	74,951	78,178

Total accounts payable	$2,783,492	$2,776,546

Accrued Expenses:
Payroll and retirement plan contributions	$325,050	$746,841
Repurchase of Units	207,270	-
Current portion of asset retirement obligations	65,000	216,000
Federal, state and local taxes	17,934	36,083
Other general and administrative	10,300	12,800

Total accrued expenses	$625,554	$1,011,724

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

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3.                  Partners’ Equity (Continued)

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2024 Repurchase Right, based upon the December 31, 2023 calculation, was $1.46 per Unit, net of a $0.20 per Unit distribution made in April 2024. The repurchase of Units of $207,270 was paid in July 2024.

In June 2024, the Company repurchased 141,966 Units pursuant to the Repurchase Right at the price of $1.46 per Unit. In June 2023, the Company repurchased 526,433 Units pursuant to the Repurchase Right at a price of $6.36 per Unit. In June 2022, the Company repurchased 121,354 Units pursuant to the Repurchase Right at a price of $2.51 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and key employees in June 2024, 2023 and 2022, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,634,720 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2024. There were no instruments outstanding at June 30, 2024 or 2023 that would potentially dilute net income (loss) per Unit.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$34,085	84%	$34,065	83%
Property and equipment (net)	6,342	16	6,645	17
Other	246	-	241	-
Total	$40,673	100%	$40,951	100%

Long-term liabilities	$20,338	50%	$19,716	48%
Partners' equity	20,335	50	21,235	52
Total	$40,673	100%	$40,951	100%

Working capital of $34.1 million as of June 30, 2024 represented an increase of $20,000 from December 31, 2023, due primarily to an increase in investments and a decrease in accrued expenses, offset somewhat by decreases in cash and equivalents and production accounts receivable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the six month period ended June 30, 2024. The decrease in accrued expenses is primarily the effect of all payroll and retirement plan contributions accrued at December 31, 2023 being paid during the six months ended June 30, 2024 and less asset retirement obligations being classified as current at June 30, 2024, offset somewhat by an accrued expense recognized at June 30, 2024 for the repurchase of limited partnership Units in association with the Company’s 2024 Repurchase Right. The decrease in production accounts receivable is the combined result of lower natural gas prices received and a decrease in natural gas volumes produced during the current receivable production period as compared to the prior comparable period, offset somewhat by higher crude oil prices received during the current receivable production period as compared to the prior comparable period. The decrease in natural gas volumes produced is primarily the result of additional Company operated properties being shut-in during the current receivable period that were otherwise producing during the prior comparable receivable period.

Long-term liabilities of $20.3 million as of June 30, 2024, represented an increase of $600,000 from December 31, 2023, due primarily to accretion associated with asset retirement obligations and additional operational advances collected during the six month period ended June 30, 2024.

Partners’ equity of $20.3 million as of June 30, 2024 represented a decrease of $900,000 from December 31, 2023, due primarily to a Unitholder distribution paid in April 2024 and the accrued repurchase of limited partnership Units related to the 2024 Repurchase Right at June 30, 2024, offset somewhat net income recognized during the six month period ended June 30, 2024.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2024 or 2023 and no principal indebtedness was outstanding as of August 9, 2024. The Company’s cash flow provided by operations before the change in working capital was $1.1 million during the six months ended June 30, 2024, a decrease of $400,000 as compared to $1.5 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $214,000 during the six months ended June 30, 2024. Cash flows provided by operating activities was $902,000 for the six months ended June 30, 2024.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, the repurchase of Units pursuant to the 2025 Repurchase Right, if necessary, and possibly the payment of future cash distributions. The Company used existing cash and equivalents to fund the payment of a Unitholder distribution amounting to approximately $963,000 in April 2024 and to fund the repurchase of Units related to the 2024 Repurchase Right amounting to approximately $207,000 in July 2024.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2024 and 2023. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Revenues:
Crude oil and natural gas sales	92%	92%	92%	93%
Well management and operating and other	8	8	8	7
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	43	37	44	36
Well management and operating	5	5	5	5
Depreciation, depletion and amortization	10	26	8	17
Accretion expense	28	26	23	18
General and administrative expense	54	48	45	34
Total expenses	140%	142%	125%	110%

Other income:
Investment income	39	23	31	16
Gain (loss) on disposal of property and equipment	-	1	3	1
Total other income	39%	24%	34%	17%

Net income (loss)	(1)%	(18)%	9%	7%

Revenues for the three month period ended June 30, 2024 decreased $96,000, or 8%, as compared to the prior comparable period. Revenues for the six month period ended June 30, 2024 decreased $769,000, or 23%, as compared to the prior comparable period. Both revenue variances were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased $85,000, or 8%, during the three month period ended June 30, 2024 as compared to the prior comparable period. Crude oil and natural gas sales decreased $740,000, or 24%, during the six month period ended June 30, 2024 as compared to the prior comparable period. The decreases were primarily the result of lower average natural gas prices received and less natural gas volumes produced during the three and six month periods ended June 30, 2024 as compared to the prior comparable periods, offset somewhat by crude oil prices received during the three and six month periods ended June 30, 2024 as compared to the prior comparable periods. The decrease in natural gas volumes produced during the three and six month periods ended June 30, 2024 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2024 that were not shut-in during the prior comparable periods.

Production costs decreased $70,000, or 6%, during the six month period ended June 30, 2024 as compared to the prior comparable period, due primarily to decreased costs associated with Company operated properties as more Company operated properties were voluntarily shut-in during the six month period ended June 30, 2024 as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) decreased $202,000, or 67%, during the three month period ended June 30, 2024 as compared to the prior comparable period. DD&A decreased $362,000, or 63%, during the six month period ended June 30, 2024 as compared to the prior comparable period. The primary reasons for both decreases are a decrease in natural gas volumes produced and the Company’s oil and gas properties having less depletable basis available during the three and six month periods ended June 30, 2024 as compared to the prior comparable periods, offset somewhat by lower projected natural gas and crude oil reserves during the three and six month periods ended June 30, 2024 as compared to the prior comparable periods. The decrease in natural gas volumes produced during the three and six month periods ended June 30, 2024 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2024 that were not shut-in during the prior comparable periods. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark natural gas prices indexed during the three and six month periods ended June 30, 2024 as compared to the benchmark prices indexed throughout the prior comparable periods, offset somewhat by the effect of higher benchmark crude oil prices indexed during the three and six month periods ended June 30, 2024 as compared to benchmark prices indexed throughout the prior comparable periods.

Other income increased $132,000, or 46%, during the three month period ended June 30, 2024 as compared to the prior comparable period. Other income increased $338,000, or 61%, during the six month period ended June 30, 2024 as compared to the prior comparable period. Both increases are due primarily to increases in investment income. The increase in investment income was primarily due to higher average investment balances held and higher dividend rates yielded during the three and six month periods ended June 30, 2024 as compared to the prior comparable periods.

The Company reported a net loss of $6,000 and $203,000 during the three month periods ended June 30, 2024 and 2023, respectively, representing 1% and 18% of total revenues during the three month periods ended June 30, 2024 and 2023, respectively. The decrease in net loss was primarily the result of a decrease in DD&A and an increase in other income recognized during the three month period ended June 30, 2024 as compared to the prior comparable period, offset somewhat by a decrease in crude oil and natural gas sales during the three month period ended June 30, 2024 as compared to the prior comparable period. The Company reported net income of $227,000 and $219,000 during the six month periods ended June 30, 2024 and 2023, respectively, representing 9% and 7% of total revenues during the six month periods ended June 30, 2024 and 2023, respectively. The increase in net income was primarily the result of decreases in production costs and DD&A and an increase in other income recognized during the six month period ended June 30, 2024 as compared to the prior comparable period, offset somewhat by a decrease in crude oil and natural gas during the six month period ended June 30, 2024 as compared to the prior comparable period.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: August 9, 2024	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)