Form 10-Q
period 2024-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2024-11-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2024

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
None

There were 4,634,720 Units of limited partnership interest of the registrant as of November 8, 2024. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2024.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

SEPTEMBER 30, 2024

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2024 and December 31, 2023

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$8,740,715	$9,586,524
Investments	28,149,663	26,965,697
Production accounts receivable	544,321	790,547
Other	374,199	510,861
Total current assets	37,808,898	37,853,629

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	134,156,537	135,663,041
Pipeline and support equipment	617,217	617,217
Corporate and other	2,131,815	2,131,815
Gross property and equipment	136,905,569	138,412,073

Less accumulated depreciation, depletion, amortization and write down	130,676,045	131,767,001
Net property and equipment	6,229,524	6,645,072

OTHER ASSETS	249,889	241,178

TOTAL ASSETS	$44,288,311	$44,739,879

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2024 and December 31, 2023

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,690,353	$2,776,546
Accrued expenses	579,488	1,011,724
Total current liabilities	3,269,841	3,788,270

OPERATIONAL ADVANCES	3,263,862	3,064,191

ASSET RETIREMENT OBLIGATIONS	17,443,273	16,652,494

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,634,720 Units and 4,746,686 Units	20,021,479	20,938,936

GENERAL PARTNER'S EQUITY	289,856	295,988
Total partners' equity	20,311,335	21,234,924

TOTAL LIABILITIES AND PARTNERS' EQUITY	$44,288,311	$44,739,879

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2024	2023	2024	2023
REVENUES
Crude oil and natural gas sales	$887,660	$1,061,369	$3,269,597	$4,183,002
Well management and operating	78,595	89,569	289,642	328,935
Other	1,180	849	2,454	2,709
Total revenues	967,435	1,151,787	3,561,693	4,514,646

DIRECT COST OF REVENUES
Production costs	538,750	531,157	1,686,064	1,748,265
Well management and operating	47,141	53,644	174,327	197,501
Depreciation, depletion and amortization	89,319	305,514	300,662	879,149
Accretion expense	288,400	306,300	888,300	915,000
Total direct cost of revenues	963,610	1,196,615	3,049,353	3,739,915

GENERAL AND ADMINISTRATIVE EXPENSE	588,620	563,089	1,764,600	1,719,443
Total cost of revenues	1,552,230	1,759,704	4,813,953	5,459,358

LOSS FROM OPERATIONS	(584,795)	(607,917)	(1,252,260)	(944,712)

OTHER INCOME
Investment income	570,850	398,531	1,384,556	934,030
Gain (loss) on disposal of property and equipment	(9,976)	9,408	70,342	29,664
Other income	-	481,937	-	481,937
Total other income	560,874	889,876	1,454,898	1,445,631

NET INCOME (LOSS)	$(23,921)	$281,959	$202,638	$500,919

Allocation of Partnership Net Income (Loss):
Limited Partners	$(23,610)	$278,146	$199,791	$494,386
General Partner	(311)	3,813	2,847	6,533

Net income (loss)	$(23,921)	$281,959	$202,638	$500,919

Net income (loss) per Unit	$(0.01)	$0.06	$0.04	$0.10

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	2024	2023

PARTNERS' EQUITY - BEGINNING OF PERIOD	$21,234,924	$26,825,519

Net income	202,638	500,919

Cash distributions ($0.20 and $0.50 per Unit in 2024 and 2023, respectively	(962,757)	(2,655,109)

Repurchase of Units	(207,270)	(3,348,114)

Options exercised	43,800	190,800

PARTNERS' EQUITY - END OF PERIOD	$20,311,335	$21,514,015

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$202,638	$500,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	368,662	941,149
Accretion expense	888,300	915,000
Unrealized (gain) loss on investments	(111,790)	52,532
Gain on disposal of property and equipment	(70,342)	(29,664)
Changes in assets and liabilities:
Production accounts receivable	246,226	1,387,291
Other current assets	136,662	(483,537)
Other assets	(8,711)	(2,345)
Accounts payable	(86,193)	218,808
Accrued expenses	(493,400)	(452,180)
Operational advances	199,671	77,256
Total adjustments	1,069,085	2,624,310
Net cash provided by operating activities	1,271,723	3,125,229

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,072,176)	(856,835)
Purchase of property and equipment	-	(351,990)
Proceeds from disposal of property and equipment	80,871	39,428
Net cash used in investing activities	(991,305)	(1,169,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(962,757)	(2,655,109)
Repurchase of Units	(207,270)	(3,348,114)
Proceeds from options exercised	43,800	190,800
Net cash used in financing activities	(1,126,227)	(5,812,423)

NET CHANGE IN CASH AND EQUIVALENTS	(845,809)	(3,856,591)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	9,586,524	13,159,037

CASH AND EQUIVALENTS - END OF PERIOD	$8,740,715	$9,302,446

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of September 30, 2024 and December 31, 2023, cash and equivalents include $3,263,862 and $3,064,191, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $988,100 and $941,700 as of September 30, 2024 and December 31, 2023, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at September 30, 2024 and December 31, 2023; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at September 30, 2024 and December 31, 2023.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2024 and December 31, 2023.

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

K.

Other Income – The Coronavirus Aid, Relief and Economic Security Act created the Employee Retention Credit (“ERC”), a refundable payroll tax credit. In July 2023, EEI applied to the Internal Revenue Service for credits of $481,937 and recognized them as other income. The credits applied for were also recognized as other current assets. As of September 30, 2024 and December 31, 2023, other current assets include $354,235 and $481,937, respectively, of credits.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

Accounts Payable:
Production and related other	$2,613,690	$2,698,368
Other	76,663	78,178

Total accounts payable	$2,690,353	$2,776,546

Accrued Expenses:
Payroll and retirement plan contributions	$487,588	$746,841
Current portion of asset retirement obligations	65,000	216,000
Federal, state and local taxes	26,900	36,083
Other general and administrative	-	12,800

Total accrued expenses	$579,488	$1,011,724

Note 3.	Partners’ Equity

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,634,720 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2024. There were no instruments outstanding at September 30, 2024 or 2023 that would potentially dilute net income (loss) per Unit.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$34,539	84%	$34,065	83%
Property and equipment (net)	6,229	16	6,645	17
Other	250	-	241	-
Total	$41,018	100%	$40,951	100%

Long-term liabilities	$20,707	50%	$19,716	48%
Partners' equity	20,311	50	21,235	52
Total	$41,018	100%	$40,951	100%

Working capital of $34.5 million as of September 30, 2024 represented an increase of $474,000 from December 31, 2023, due primarily to an increase in investments and a decrease in accrued expenses, offset somewhat by decreases in cash and equivalents and production accounts receivable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the nine month period ended September 30, 2024. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2023 being paid during the nine month period ended September 30, 2024 and less asset retirement obligations being classified as current at September 30, 2024, as compared to the prior comparable period. The decrease in production accounts receivable is the combined result of lower crude oil and natural gas prices received and a decrease in natural gas volumes produced during the current receivable production period as compared to the prior comparable period, offset somewhat by decreases in production costs incurred during the current receivable production period as compared to the prior comparable period. The decreases in natural gas volumes produced and production costs are primarily the result of additional Company operated properties being shut-in during the current receivable period that were otherwise producing during the prior comparable receivable period.

Long-term liabilities of $20.7 million as of September 30, 2024, represented an increase of $1.0 million from December 31, 2023, due primarily to accretion associated with asset retirement obligations and additional operational advances collected during the nine month period ended September 30, 2024.

Partners’ equity of $20.3 million as of September 30, 2024 represented a decrease of $924,000 from December 31, 2023, due primarily to a Unitholder distribution paid in April 2024 and the repurchase of limited partnership Units related to the 2024 Repurchase Right paid in July 2024, offset somewhat by net income recognized during the nine month period ended September 30, 2024.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2024 or 2023 and no principal indebtedness was outstanding as of November 8, 2024. The Company’s cash flow provided by operations before the change in working capital was $1.6 million during the nine months ended September 30, 2024, a decrease of $800,000 as compared to $2.4 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $308,000 during the nine months ended September 30, 2024. Cash flows provided by operating activities was $1.3 million for the nine months ended September 30, 2024.

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

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2024 and 2023. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023

Revenues:
Crude oil and natural gas sales	92%	92%	92%	93%
Well management and operating and other	8	8	8	7
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	56	46	47	39
Well management and operating	5	4	5	4
Depreciation, depletion and amortization	9	27	8	20
Accretion expense	30	27	25	20
General and administrative expense	60	49	50	38
Total expenses	160%	153%	135%	121%

Other income:
Investment income	59	35	39	21
Gain (loss) on disposal of property and equipment	(1)	-	2	-
Other income	-	42	-	11
Total other income	58%	77%	41%	32%

Net income (loss)	(2)%	24%	6%	11%

Revenues for the three month period ended September 30, 2024 decreased $184,000, or 16%, as compared to the prior comparable period. Revenues for the nine month period ended September 30, 2024 decreased $953,000, or 21%, as compared to the prior comparable period. Both revenue variances were primarily the result of decreases in crude oil and natural gas sales.

Crude oil and natural gas sales decreased 174,000, or 16%, during the three month period ended September 30, 2024 as compared to the prior comparable period. The decrease during the three month period ended September 30, 2024 as compared to the prior comparable period was primarily due to less crude oil and natural gas volumes produced. Crude oil and natural gas sales decreased $913,000, or 22%, during the nine month period ended September 30, 2024 as compared to the prior comparable period. The decrease during the nine month period ended September 30, 2024 as compared to the prior comparable period was primarily the result of lower average natural gas prices received and less crude oil and natural gas volumes produced during the nine month period ended September 30, 2024 as compared to the prior comparable period. The decrease in crude oil and natural gas volumes produced during the three and nine month periods ended September 30, 2024 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2024 that were not shut-in during the prior comparable periods and production decline associated with existing oil and gas properties.

Depreciation, depletion and amortization (“DD&A”) decreased $216,000, or 71%, during the three month period ended September 30, 2024 as compared to the prior comparable period. DD&A decreased $578,000, or 66%, during the nine month period ended September 30, 2024 as compared to the prior comparable period. The primary reasons for both decreases are decreases in crude oil and natural gas volumes produced and the Company’s oil and gas properties having less depletable basis available during the three and nine month periods ended September 30, 2024 as compared to the prior comparable periods, offset somewhat by lower projected natural gas and crude oil reserves during the three and nine month periods ended September 30, 2024 as compared to the prior comparable periods. The decrease in crude oil and natural gas volumes produced during the three and nine month periods ended September 30, 2024 as compared to the prior comparable periods was primarily the result of Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2024 that were not shut-in during the prior comparable periods and production decline associated with existing oil and gas properties. The decrease in projected natural gas and crude oil reserves is primarily the result of lower benchmark crude oil and natural gas prices indexed during the three and nine month periods ended September 30, 2024 as compared to the benchmark prices indexed throughout the prior comparable periods.

Other income decreased $329,000, or 37%, during the three month period ended September 30, 2024 as compared to the prior comparable period. The decrease is primarily the result of a decrease in other income, offset somewhat by an increase in investment income. The decrease in other income is due to the ERC refund applied for by the Company during the three month period ended September 30, 2023. The increase in investment income is primarily due to additional unrealized gains on investments recognized by the Company during the three month period ended September 30, 2024 as compared to the prior comparable period.

The Company reported a net loss of $24,000 during the three month period ended September 30, 2024 as compared to net income of $282,000 during the three month period ended September 30, 2023. Net loss represented 2% of total revenues during the three month period ended September 30, 2024, whereas net income represented 24% of total revenues during the three month period ended September 30, 2023. The decrease in net income was primarily the result of decreases in crude oil and natural gas sales and other income recognized during the three month period ended September 30, 2024 as compared to the prior comparable period, offset somewhat by a decrease in DD&A during the three month period ended September 30, 2024 as compared to the prior comparable period. The Company reported net income of $203,000 and $501,000 during the nine month periods ended September 30, 2024 and 2023, respectively, representing 6% and 11% of total revenues during the nine month periods ended September 30, 2024 and 2023, respectively. The decrease in net income was primarily the result of a decrease in crude oil and natural gas sales during the nine month period ended September 30, 2024 as compared to the prior comparable period, offset somewhat by a decrease in DD&A during the nine month period ended September 30, 2024 as compared to the prior comparable period.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: November 12, 2024	By:	/s/ Michael W. Rathburn
Michael W. Rathburn Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)