Form 10-Q
period 2025-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2025-05-13
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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
None

There were 4,634,720 Units of limited partnership interest of the registrant as of May 9, 2025. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2025.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

MARCH 31, 2025

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$8,132,733	$9,219,826
Investments	29,953,365	28,402,617
Production accounts receivable	1,225,073	918,745
Other	19,964	28,060
Total current assets	39,331,135	38,569,248

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	133,704,273	134,156,537
Pipeline and support equipment	617,217	617,217
Corporate and other	2,169,496	2,156,948
Gross property and equipment	136,490,986	136,930,702

Less accumulated depreciation, depletion, amortization and write down	130,444,136	130,851,814
Net property and equipment	6,046,850	6,078,888

OTHER ASSETS	271,415	267,575

TOTAL ASSETS	$45,649,400	$44,915,711

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,746,623	$2,714,240
Accrued expenses	412,269	997,093
Total current liabilities	3,158,892	3,711,333

OPERATIONAL ADVANCES	3,359,665	3,287,702

ASSET RETIREMENT OBLIGATIONS	17,824,021	17,581,892

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,634,720 Units	21,002,760	20,044,593

GENERAL PARTNER'S EQUITY	304,062	290,191
Total partners' equity	21,306,822	20,334,784

TOTAL LIABILITIES AND PARTNERS' EQUITY	$45,649,400	$44,915,711

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
REVENUES
Crude oil and natural gas sales	$2,015,764	$1,408,515
Well management and operating	141,731	124,607
Other	457	694
Total revenues	2,157,952	1,533,816

DIRECT COST OF REVENUES
Production costs	738,647	692,477
Well management and operating	85,214	75,126
Depreciation, depletion and amortization	73,740	110,145
Accretion expense	266,700	302,400
Total direct cost of revenues	1,164,301	1,180,148

GENERAL AND ADMINISTRATIVE EXPENSE	522,581	600,066
Total cost of revenues	1,686,882	1,780,214

INCOME (LOSS) FROM OPERATIONS	471,070	(246,398)

OTHER INCOME
Investment income	404,000	396,668
Gain on disposal of property and equipment	96,968	82,067
Total other income	500,968	478,735

NET INCOME	$972,038	$232,337

Allocation of Partnership Net Income:
Limited Partners	$958,166	$229,099
General Partner	13,872	3,238

Net income	$972,038	$232,337

Net income per Unit	$0.21	$0.05

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024

PARTNERS' EQUITY - BEGINNING OF PERIOD	$20,334,784	$21,234,924

Net income	972,038	232,337

PARTNERS' EQUITY - END OF PERIOD	$21,306,822	$21,467,261

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$972,038	$232,337
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	96,540	132,845
Accretion expense	266,700	302,400
Unrealized (gain) loss on investments	(28,240)	27,051
Gain on disposal of property and equipment	(96,968)	(82,067)
Changes in assets and liabilities:
Production accounts receivable	(306,328)	156,058
Other current assets	8,096	-
Other assets	(3,840)	(3,933)
Accounts payable	32,383	(12,360)
Accrued expenses	(540,824)	(512,069)
Operational advances	71,963	39,722
Total adjustments	(500,518)	47,647
Net cash provided by operating activities	471,520	279,984

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,522,508)	(353,994)
Purchase of property and equipment	(78,048)	-
Proceeds from disposal of property and equipment	41,943	9,747
Net cash used in investing activities	(1,558,613)	(344,247)

NET CHANGE IN CASH AND EQUIVALENTS	(1,087,093)	(64,263)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	9,219,826	9,586,524

CASH AND EQUIVALENTS - END OF PERIOD	$8,132,733	$9,522,261

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC (“EML”), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. The members of EML include Everflow Management Corporation ("EMC"), three individuals who are officers and directors of EEI, which includes the Chairman of the Board and one individual who is a director of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML

B.

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

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-‐Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2025.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of March 31, 2025 and December 31, 2024, cash and equivalents include $3,359,665 and $3,287,702, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $1,051,600 and $1,029,600 as of March 31, 2025 and December 31, 2024, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at March 31, 2025 and December 31, 2024; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at March 31, 2025 and December 31, 2024.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2025 and December 31, 2024.

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

L.

Segment Reporting – The Company operates exclusively in Ohio and Pennsylvania of the United States in the acquisition, exploration, development and production of oil and gas. The Company has determined that all of its business activities aggregate to a single operating and reporting segment and those business activities are collectively reviewed by the Company’s Chief Executive Officer (“CEO”), who has been identified as the chief operating decision maker.

The CEO regularly evaluates performance of the aggregated single operating and reporting segment, makes operating decisions and allocates resources based on net income calculated on the same basis as is net income reporting in the Company’s consolidated statement of operations. The CEO is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statement of operations.

M.

New Accounting Standards - The Company has reviewed recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Accounts Payable:
Production and related other	$2,672,646	$2,644,137
Other	73,977	70,103

Total accounts payable	$2,746,623	$2,714,240

Accrued Expenses:
Payroll and retirement plan contributions	$158,383	$769,526
Current portion of asset retirement obligations	125,000	169,000
Other general and adminstrative	119,900	22,700
Federal, state and local taxes	8,986	35,867

Total accrued expenses	$412,269	$997,093

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2025 Repurchase Right, based upon the December 31, 2024 calculation, is $1.32 per Unit.

In June 2024, the Company repurchased 141,966 Units pursuant to the Repurchase Right at a price of $1.46 per Unit. In June 2023, the Company repurchased 526,433 Units pursuant to the Repurchase Right at the price of $6.36 per Unit. In June 2022, the Company repurchased 121,354 Units pursuant to the Repurchase Right at a price of $2.51 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 30,000 options to officers and key employees in June 2024, 2023, and 2022, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,634,720 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2024. There were no instruments outstanding at March 31, 2025 or 2024 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 1,130,000 MCF from April 2025 through April 2027 at various monthly weighted-average pricing provisions averaging $3.37 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2025.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$36,172	85%	$34,858	85%
Property and equipment (net)	6,047	14	6,079	15
Other	271	1	268	-
Total	$42,490	100%	$41,205	100%

Long-term liabilities	$21,183	50%	$20,870	51%
Partners' equity	21,307	50	20,335	49
Total	$42,490	100%	$41,205	100%

Working capital of $36.2 million as of March 31, 2025 represented an increase of $1.3 million from December 31, 2024, due primarily to increases in investments and production accounts receivable, as well as a decrease in accrued expenses, offset somewhat by a decrease in cash and equivalents. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the three months ended March 31, 2025 that invests primarily in investment grade, short-term fixed and floating rate securities. The increase in production accounts receivable is the combined result of increases in natural gas volumes produced and crude oil volumes shipped, and higher average natural gas prices received, offset somewhat by lower average crude oil prices received, during the current receivable period as compared to the prior comparable period. The increase in natural gas volumes produced is primarily the result of fewer Company operated properties being voluntarily shut-in during the current receivable period as compared to the prior comparable period. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2024 being paid during the three months ended March 31, 2025. The decrease in cash and equivalents is primarily the result of cash used in investing activities during the three months ended March 31, 2025, offset somewhat by cash provided by operating activities.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2025 or 2024 and no principal indebtedness was outstanding as of May 13, 2025. The Company’s cash flow provided by operations before the change in working capital was $1.3 million during the three month period ended March 31, 2025, an increase of $679,000 as compared to $621,000 of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $835,000 during the three month period ended March 31, 2025. Cash flows provided by operating activities was $472,000 for the three month period ended March 31, 2025.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, and the repurchase of Units pursuant to the 2025 Repurchase Right.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 1,130,000 MCF from April 2025 through April 2027 at various monthly weighted-average pricing provisions averaging $3.37 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2025 and 2024. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2025	2024

Revenues:
Crude oil and natural gas sales	93%	92%
Well management and operating and other	7	8
Total revenues	100%	100%

Expenses:
Production costs	34	45
Well management and operating	4	5
Depreciation, depletion and amortization	4	7
Accretion expense	12	20
General and administrative expense	24	39
Total expenses	78%	116%

Other income:
Investment income	19	26
Gain on disposal of property and equipment	4	5
Total other income	23%	31%

Net income	45%	15%

Revenues for the three month period ended March 31, 2025 increased $624,000, or 41%, as compared to the prior comparable period. The increase was primarily the result of an increase in crude oil and natural gas sales.

Crude oil and natural gas sales increased $607,000, or 43%, during the three month period ended March 31, 2025 as compared to the prior comparable period. The increase was primarily the result of higher average natural gas prices received and additional natural gas volumes produced during the three month period ended March 31, 2025 as compared to the prior comparable period, offset somewhat by lower average crude oil prices received during the three month period March 31, 2025 as compared to the prior comparable period. The increase in natural gas volumes produced during the three month period ended March 31, 2025 as compared to the prior comparable period was primarily the result of fewer Company operated properties being voluntarily shut-in during the three month period ended March 31, 2025 that were shut-in during the prior comparable period.

The Company reported net income of $972,000 and $232,000 during the three month periods ended March 31, 2025 and 2024, respectively, representing 45% and 15% of total revenues during the three month periods ended March 31, 2025 and 2024, respectively. The increase in net income was primarily the result of an increase in crude oil and natural gas sales during the three month period ended March 31, 2025 as compared to the prior comparable period.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2024, for a more complete understanding of the matters covered by such certifications.

(b)         Changes in internal control over financial reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II:	OTHER INFORMATION

Item 5.	OTHER INFORMATION

During the quarter ended March 31, 2025, none of EEI’s or EMC’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or offices (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: May 13, 2025	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)