Form 10-Q
period 2025-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2025-08-11
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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
None

There were 4,610,646 Units of limited partnership interest of the registrant as of August 8, 2025. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2025.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

JUNE 30, 2025

Part I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2025 and December 31, 2024

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$9,554,915	$9,219,826
Investments	30,313,979	28,402,617
Production accounts receivable	927,107	918,745
Other	19,964	28,060
Total current assets	40,815,965	38,569,248

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	133,412,961	134,156,537
Pipeline and support equipment	631,512	617,217
Corporate and other	2,169,496	2,156,948
Gross property and equipment	136,213,969	136,930,702

Less accumulated depreciation, depletion, amortization and write down	130,226,308	130,851,814
Net property and equipment	5,987,661	6,078,888

OTHER ASSETS	275,348	267,575

TOTAL ASSETS	$47,078,974	$44,915,711

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2025 and December 31, 2024

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,890,305	$2,714,240
Accrued expenses	530,379	997,093
Total current liabilities	3,420,684	3,711,333

OPERATIONAL ADVANCES	3,448,868	3,287,702

ASSET RETIREMENT OBLIGATIONS	18,051,161	17,581,892

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,610,646 Units and 4,634,720 Units	21,840,421	20,044,593

GENERAL PARTNER'S EQUITY	317,840	290,191
Total partners' equity	22,158,261	20,334,784

TOTAL LIABILITIES AND PARTNERS' EQUITY	$47,078,974	$44,915,711

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2025	2024	2025	2024
REVENUES
Crude oil and natural gas sales	$1,790,214	$973,422	$3,805,978	$2,381,937
Well management and operating	127,018	86,440	268,749	211,047
Other	472	580	929	1,274
Total revenues	1,917,704	1,060,442	4,075,656	2,594,258

DIRECT COST OF REVENUES
Production costs	501,127	454,837	1,239,774	1,147,314
Well management and operating	76,444	52,060	161,658	127,186
Depreciation, depletion and amortization	86,758	101,198	160,498	211,343
Accretion expense	248,000	297,500	514,700	599,900
Total direct cost of revenues	912,329	905,595	2,076,630	2,085,743

GENERAL AND ADMINISTRATIVE EXPENSE	531,708	575,914	1,054,289	1,175,980
Total cost of revenues	1,444,037	1,481,509	3,130,919	3,261,723

INCOME (LOSS) FROM OPERATIONS	473,667	(421,067)	944,737	(667,465)

OTHER INCOME
Investment income	407,236	417,038	811,236	813,706
Gain (loss) on disposal of property and equipment	2,313	(1,749)	99,281	80,318
Total other income	409,549	415,289	910,517	894,024

NET INCOME (LOSS)	$883,216	$(5,778)	$1,855,254	$226,559

Allocation of Partnership Net Income (Loss):
Limited Partners	$870,612	$(5,698)	$1,828,778	$223,401
General Partner	12,604	(80)	26,476	3,158

Net income (loss)	$883,216	$(5,778)	$1,855,254	$226,559

Net income per Unit	$0.18	$-	$0.39	$0.05

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	2025	2024

PARTNERS' EQUITY - BEGINNING OF PERIOD	$20,334,784	$21,234,924

Net income	1,855,254	226,559

Cash distributions ($0.20 per Unit in 2024)	-	(962,757)

Repurchase of Units	(63,555)	(207,270)

Options exercised	31,778	43,800

PARTNERS' EQUITY - END OF PERIOD	$22,158,261	$20,335,256

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,855,254	$226,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	208,198	256,643
Accretion expense	514,700	599,900
Unrealized (gain) loss on investments	(58,211)	27,051
Gain on disposal of property and equipment	(99,281)	(80,318)
Changes in assets and liabilities:
Production accounts receivable	(8,362)	384,833
Other current assets	8,096	-
Other assets	(7,773)	(4,778)
Accounts payable	176,065	6,946
Accrued expenses	(499,437)	(633,050)
Operational advances	161,166	118,519
Total adjustments	395,161	675,746
Net cash provided by operating activities	2,250,415	902,305

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,853,151)	(712,961)
Purchase of property and equipment	(135,896)	-
Proceeds from disposal of property and equipment	41,943	69,293
Net cash used in investing activities	(1,947,104)	(643,668)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(962,757)
Proceeds from options exercised	31,778	43,800
Net cash provided by (used in) financing activities	31,778	(918,957)

NET CHANGE IN CASH AND EQUIVALENTS	335,089	(660,320)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	9,219,826	9,586,524

CASH AND EQUIVALENTS - END OF PERIOD	$9,554,915	$8,926,204

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of June 30, 2025 and December 31, 2024, cash and equivalents include $3,448,868 and $3,287,702, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $1,054,900 and $1,029,600 as of June 30, 2025 and December 31, 2024, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at June 30, 2025 and December 31, 2024; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at June 30, 2025 and December 31, 2024.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2025 and December 31, 2024.

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

L.

Segment Reporting – The Company operates exclusively in Ohio and Pennsylvania of the United States in the acquisition, exploration, development and production in oil and gas. The Company has determined that all of its business activities aggregate to a single operating and reporting segment and those business activities are collectively reviewed by the Company’s Chief Executive Officer (“CEO”), who has been identified as the chief operating decision maker.

The CEO regularly evaluates performance of the aggregated single operating and reporting segment, makes operating decisions and allocates resources based on net income calculated on the same basis as net income reporting in the Company’s Consolidated Statements of Operations. The CEO is also regularly provided with expense information at a level consistent with that disclosed in the Company’s Consolidated Statements of Operations.

M.

New Accounting Standards - The Company has reviewed recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Accounts Payable:
Production and related other	$2,819,002	$2,644,137
Other	71,303	70,103

Total accounts payable	$2,890,305	$2,714,240

Accrued Expenses:
Payroll and retirement plan contributions	$300,052	$769,526
Current portion of asset retirement obligations	121,000	169,000
Repurchase of Units	63,555	-
Other general and administrative	27,800	22,700
Federal, state and local taxes	17,972	35,867

Total accrued expenses	$530,379	$997,093

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2025 Repurchase Right, based upon the December 31, 2024 calculation, was $1.32 per Unit. The repurchase of Units of $63,555 was paid in July 2025.

In June 2025, the Company repurchased 48,148 Units pursuant to the Repurchase Right at the price of $1.32 per Unit. In June 2024, the Company repurchased 141,966 Units pursuant to the Repurchase Right at a price of $1.46 per Unit. In June 2023, the Company repurchased 526,433 Units pursuant to the Repurchase Right at a price of $6.36 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 24,074, 30,000 and 30,000 options to officers and key employees in June 2025, 2024 and 2023, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,610,646 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2025. There were no instruments outstanding at June 30, 2025 or 2024 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 860,000 MCF from July 2025 through April 2027 at various monthly weighted-average pricing provisions averaging $3.43 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$37,395	86%	$34,858	85%
Property and equipment (net)	5,988	14	6,079	15
Other	275	-	268	-
Total	$43,658	100%	$41,205	100%

Long-term liabilities	$21,500	49%	$20,870	51%
Partners' equity	22,158	51	20,335	49
Total	$43,658	100%	$41,205	100%

Working capital of $37.4 million as of June 30, 2025 represented an increase of $2.5 million from December 31, 2024, due primarily to an increase in investments and a decrease in accrued expenses. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the six month period ended June 30, 2025. The decrease in accrued expenses is primarily the effect of all payroll and retirement plan contributions accrued at December 31, 2024 being paid during the six months ended June 30, 2025.

Long-term liabilities of $21.5 million as of June 30, 2025, represented an increase of $630,000 from December 31, 2024, due primarily to accretion associated with asset retirement obligations and additional operational advances collected during the six month period ended June 30, 2025.

Partners’ equity of $22.2 million as of June 30, 2025 represented an increase of $1.9 million from December 31, 2024, due primarily to net income recognized during the six month period ended June 30, 2025.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2025 or 2024 and no principal indebtedness was outstanding as of August 8, 2025. The Company’s cash flow provided by operations before the change in working capital was $2.6 million during the six months ended June 30, 2025, an increase of $1.5 million as compared to $1.1 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $382,000 during the six months ended June 30, 2025. Cash flows provided by operating activities was $2.3 million for the six months ended June 30, 2025.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2026 Repurchase Right, if necessary. The Company used existing cash and equivalents to fund the repurchase of Units related to the 2025 Repurchase Right amounting to approximately $64,000 in July 2025.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 860,000 MCF from July 2025 through April 2027 at various monthly weighted-average pricing provisions averaging $3.43 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2025 and 2024. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024

Revenues:
Crude oil and natural gas sales	93%	92%	93%	93%
Well management and operating and other	7	8	7	7
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	26	43	30	44
Well management and operating	4	5	4	5
Depreciation, depletion and amortization	4	10	4	8
Accretion expense	13	28	12	23
General and administrative expense	28	54	26	45
Total expenses	75%	140%	76%	125%

Other income:
Investment income	21	39	20	31
Gain (loss) on disposal of property and equipment	-	-	2	3
Total other income	21%	39%	22%	34%

Net income (loss)	46%	(1)%	46%	9%

Revenues for the three month period ended June 30, 2025 increased $857,000, or 81%, as compared to the prior comparable period. Revenues for the six month period ended June 30, 2025 increased $1.5 million, or 57%, as compared to the prior comparable period. Both revenue variances were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $817,000, or 84%, during the three month period ended June 30, 2025 as compared to the prior comparable period. Crude oil and natural gas sales increased $1.4 million, or 60%, during the six month period ended June 30, 2025 as compared to the prior comparable period. The increases were primarily the result of higher average natural gas prices received and additional natural gas volumes produced during the three and six month periods ended June 30, 2025 as compared to the prior comparable periods, offset somewhat by lower average crude oil prices received during the three and six month periods ended June 30, 2025 as compared to the prior comparable periods. The increase in natural gas volumes produced during the three and six month periods ended June 30, 2025 as compared to the prior comparable periods was primarily the result of fewer Company operated properties being voluntarily shut-in during the three and six month periods ended June 30, 2025 that were shut-in during the prior comparable periods.

The Company reported net income of $883,000 during the three month period ended June 30, 2025 as compared to a net loss of $6,000 during the three month period ended June 30, 2024. Net income represented 46% of total revenues during the three month period ended June 30, 2025, whereas net loss represented 1% of total revenues during the three month period ended June 30, 2024. The Company reported net income of $1.9 million and $227,000 during the six month periods ended June 30, 2025 and 2024, respectively, representing 46% and 9% of total revenues during the six month periods ended June 30, 2025 and 2024, respectively. The increases in net income were primarily the result of an increase in crude oil and natural gas sales during the three and six month periods ended June 30, 2025 as compared to the prior comparable periods.

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

Part II:                  OTHER INFORMATION

Item 5.                  OTHER INFORMATION

During the six month period ended June 30, 2025, none of EEI’s or EMC’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	Everflow Management Limited, Llc
General Partner

	By:	Everflow Management CORPORATION
Managing Member

Dated: August 11, 2025	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)