Form 10-Q
period 2025-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2025-11-10
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒   Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

None

There were 4,610,646 Units of limited partnership interest of the registrant as of November 7, 2025. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2025.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

SEPTEMBER 30, 2025

Part I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$8,818,096	$9,219,826
Investments	31,940,196	28,402,617
Production accounts receivable	870,142	918,745
Other	31,364	28,060
Total current assets	41,659,798	38,569,248

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	133,360,481	134,156,537
Pipeline and support equipment	631,512	617,217
Corporate and other	2,169,496	2,156,948
Gross property and equipment	136,161,489	136,930,702

Less accumulated depreciation, depletion, amortization and write down	130,252,359	130,851,814
Net property and equipment	5,909,130	6,078,888

OTHER ASSETS	279,281	267,575

TOTAL ASSETS	$47,848,209	$44,915,711

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,952,324	$2,714,240
Accrued expenses	636,447	997,093
Total current liabilities	3,588,771	3,711,333

OPERATIONAL ADVANCES	3,527,408	3,287,702

ASSET RETIREMENT OBLIGATIONS	18,237,177	17,581,892

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,610,646 Units and 4,634,720 Units	22,172,185	20,044,593

GENERAL PARTNER'S EQUITY	322,668	290,191
Total partners' equity	22,494,853	20,334,784

TOTAL LIABILITIES AND PARTNERS' EQUITY	$47,848,209	$44,915,711

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2025	2024	2025	2024
REVENUES
Crude oil and natural gas sales	$1,291,441	$887,660	$5,097,419	$3,269,597
Well management and operating	104,112	78,595	372,861	289,642
Other	685	1,180	1,614	2,454
Total revenues	1,396,238	967,435	5,471,894	3,561,693

DIRECT COST OF REVENUES
Production costs	552,075	538,750	1,791,849	1,686,064
Well management and operating	62,583	47,141	224,241	174,327
Depreciation, depletion and amortization	82,540	89,319	243,038	300,662
Accretion expense	226,200	288,400	740,900	888,300
Total direct cost of revenues	923,398	963,610	3,000,028	3,049,353

GENERAL AND ADMINISTRATIVE EXPENSE	545,808	588,620	1,600,097	1,764,600
Total cost of revenues	1,469,206	1,552,230	4,600,125	4,813,953

INCOME (LOSS) FROM OPERATIONS	(72,968)	(584,795)	871,769	(1,252,260)

OTHER INCOME
Investment income	418,972	570,850	1,230,208	1,384,556
Gain (loss) on disposal of property and equipment	(9,412)	(9,976)	89,869	70,342
Total other income	409,560	560,874	1,320,077	1,454,898

NET INCOME (LOSS)	$336,592	$(23,921)	$2,191,846	$202,638

Allocation of Partnership Net Income (Loss):
Limited Partners	$331,736	$(23,610)	$2,160,514	$199,791
General Partner	4,856	(311)	31,332	2,847

Net income (loss)	$336,592	$(23,921)	$2,191,846	$202,638

Net income (loss) per Unit	$0.08	$(0.01)	$0.47	$0.04

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	2025	2024

PARTNERS' EQUITY - BEGINNING OF PERIOD	$20,334,784	$21,234,924

Net income	2,191,846	202,638

Cash distributions ($0.20 per Unit in 2024)	-	(962,757)

Repurchase of Units	(63,555)	(207,270)

Options exercised	31,778	43,800

PARTNERS' EQUITY - END OF PERIOD	$22,494,853	$20,311,335

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,191,846	$202,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	312,938	368,662
Accretion expense	740,900	888,300
Unrealized gain on investments	(90,431)	(111,790)
Gain on disposal of property and equipment	(89,869)	(70,342)
Changes in assets and liabilities:
Production accounts receivable	48,603	246,226
Other current assets	(3,304)	136,662
Other assets	(11,706)	(8,711)
Accounts payable	238,084	(86,193)
Accrued expenses	(386,841)	(493,400)
Operational advances	239,706	199,671
Total adjustments	998,080	1,069,085
Net cash provided by operating activities	3,189,926	1,271,723

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,447,148)	(1,072,176)
Purchase of property and equipment	(173,842)	-
Proceeds from disposal of property and equipment	61,111	80,871
Net cash used in investing activities	(3,559,879)	(991,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(962,757)
Repurchase of Units	(63,555)	(207,270)
Proceeds from options exercised	31,778	43,800
Net cash used in financing activities	(31,777)	(1,126,227)

NET CHANGE IN CASH AND EQUIVALENTS	(401,730)	(845,809)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	9,219,826	9,586,524

CASH AND EQUIVALENTS - END OF PERIOD	$8,818,096	$8,740,715

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-‐Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto which are incorporated in Everflow’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2025.

The results of operations for the interim periods may not necessarily be indicative of the results to be expected for the full year.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

D.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates impacting the Company’s consolidated financial statements include revenue and expense accruals and oil and gas reserve quantities. In the oil and gas industry, and especially as related to the Company’s natural gas sales, the processing of actual transactions generally occurs 60-90 days after the month of delivery of its product. Consequently, accounts receivable from production and oil and gas sales are recorded using estimated production volumes and market or contract prices. Differences between estimated and actual amounts are recorded in subsequent period’s financial results. As is typical in the oil and gas industry, a significant portion of the Company’s accounts receivable from production and oil and gas sales consists of unbilled receivables. Oil and gas reserve quantities are utilized in the calculation of depreciation, depletion and amortization and the impairment of oil and gas wells and also impact the timing and costs associated with asset retirement obligations. The Company’s estimates, especially those related to oil and gas reserves, could change in the near term and could significantly impact the Company’s results of operations and financial position.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of September 30, 2025 and December 31, 2024, cash and equivalents include $3,527,408 and $3,287,702, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $1,054,900 and $1,029,600 as of September 30, 2025 and December 31, 2024, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at September 30, 2025 and December 31, 2024; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at September 30, 2025 and December 31, 2024.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2025 and December 31, 2024.

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

The Company believes that it has appropriate support for any tax positions taken and, as such, does not have any uncertain tax positions that are material to the consolidated financial statements.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Accounts Payable:
Production and related other	$2,880,267	$2,644,137
Other	72,057	70,103

Total accounts payable	$2,952,324	$2,714,240

Accrued Expenses:
Payroll and retirement plan contributions	$450,090	$769,526
Current portion of asset retirement obligations	148,000	169,000
Federal, state and local taxes	26,957	35,867
Other general and administrative	11,400	22,700

Total accrued expenses	$636,447	$997,093

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited consolidated financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2025 Repurchase Right, based upon the December 31, 2024 calculation, was $1.32 per Unit.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,610,646 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2025. There were no instruments outstanding at September 30, 2025 or 2024 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 1,240,000 MCF from October 2025 through April 2027 at various monthly weighted-average pricing provisions averaging $3.43 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$38,071	86%	$34,858	85%
Property and equipment (net)	5,909	14	6,079	15
Other	279	-	268	-
Total	$44,259	100%	$41,205	100%

Long-term liabilities	$21,764	49%	$20,870	51%
Partners' equity	22,495	51	20,335	49
Total	$44,259	100%	$41,205	100%

Working capital of $38.1 million as of September 30, 2025 represented an increase of $3.2 million from December 31, 2024, due primarily to an increase in investments and a decrease in accrued expenses offset somewhat by a decrease in cash and equivalents and an increase in accounts payable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund during the nine month period ended September 30, 2025. The decrease in accrued expenses is primarily the effect of all payroll and retirement plan contributions accrued at December 31, 2024 being paid during the nine months ended September 30, 2025. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at September 30, 2025 as compared to the prior comparable reporting date.

Long-term liabilities of $21.8 million as of September 30, 2025, represented an increase of $894,000 from December 31, 2024, due primarily to accretion associated with asset retirement obligations and additional operational advances collected during the nine month period ended September 30, 2025.

Partners’ equity of $22.5 million as of September 30, 2025 represented an increase of $2.2 million from December 31, 2024, due primarily to net income recognized during the nine month period ended September 30, 2025.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2025 or 2024 and no principal indebtedness was outstanding as of November 7, 2025. The Company’s cash flow provided by operations before the change in working capital was $3.4 million during the nine months ended September 30, 2025, an increase of $1.8 million as compared to $1.6 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $194,000 during the nine months ended September 30, 2025. Cash flows provided by operating activities was $3.2 million for the nine months ended September 30, 2025.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 1,240,000 MCF from October 2025 through April 2027 at various monthly weighted-average pricing provisions averaging $3.43 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2025 and 2024. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Revenues:
Crude oil and natural gas sales	92%	92%	93%	92%
Well management and operating and other	8	8	7	8
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	40	56	33	47
Well management and operating	4	5	4	5
Depreciation, depletion and amortization	6	9	4	8
Accretion expense	16	30	14	25
General and administrative expense	39	60	29	50
Total expenses	105%	160%	84%	135%

Other income:
Investment income	30	59	22	39
Gain (loss) on disposal of property and equipment	(1)	(1)	2	2
Total other income	29%	58%	24%	41%

Net income (loss)	24%	(2)%	40%	6%

Revenues for the three month period ended September 30, 2025 increased $429,000, or 44%, as compared to the prior comparable period. Revenues for the nine month period ended September 30, 2025 increased $1.9 million, or 54%, as compared to the prior comparable period. Both revenue variances were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $404,000, or 45%, during the three month period ended September 30, 2025 as compared to the prior comparable period. The increase was primarily due to higher average natural gas prices received and additional natural gas and crude oil volumes produced during the three month period ended September 30, 2025 as compared to the prior comparable period, offset somewhat by lower average crude oil prices received during the three month period ended September 30, 2025 as compared to the prior comparable period. Crude oil and natural gas sales increased $1.8 million, or 56%, during the nine month period ended September 30, 2025 as compared to the prior comparable period. The increase was primarily the result of higher average natural gas prices received and additional natural gas volumes produced during the nine month period ended September 30, 2025 as compared to the prior comparable period, offset somewhat by lower average crude oil prices received during the nine month period ended September 30, 2025 as compared to the prior comparable period. The increase in natural gas volumes produced during the three and nine month periods ended September 30, 2025 as compared to the prior comparable periods was primarily the result of fewer Company operated properties being voluntarily shut-in during the three and nine month periods ended September 30, 2025 that were shut-in during the prior comparable periods.

Accretion expense decreased $62,000, or 22%, during the three month period ended September 30, 2025 as compared to the prior comparable period. Accretion expense decreased $147,000, or 17%, during the nine month period ended September 30, 2025 as compared to the prior comparable period. Both decreases were primarily the the result of more asset retirement obligations being fully accreted at January 1, 2025 as compared to January 1, 2024, which resulted in less discounted asset retirement obligations available to accrete during the three and nine month periods ended September 30, 2025 as compared to the prior comparable periods.

Investment income decreased $152,000, or 27%, during the three month period ended September 30, 2025 as compared to the prior comparable period. Investment income decreased $154,000, or 11%, during the nine month period ended September 30, 2025. Both decreases were primarily due to lower dividend and interest rates yielded on investments during the three and nine month periods ended September 30, 2025 as compared to the prior comparable periods.

The Company reported net income of $337,000 during the three month period ended September 30, 2025 as compared to a net loss of $24,000 during the three month period ended September 30, 2024. Net income represented 24% of total revenues during the three month period ended September 30, 2025, whereas net loss represented 2% of total revenues during the three month period ended September 30, 2024. The Company reported net income of $2.2 million and $203,000 during the nine month periods ended September 30, 2025 and 2024, respectively, representing 40% and 6% of total revenues during the nine month periods ended September 30, 2025 and 2024, respectively. The increases in net income were primarily the result of an increase in crude oil and natural gas sales and a decrease in accretion expense during the three and nine month periods ended September 30, 2025 as compared to the prior comparable periods, offset somewhat by a decrease in investment income during the three and nine month periods ended September 30, 2025 as compared to the prior comparable periods.

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

During the nine month period ended September 30, 2025, none of EEI’s or EMC’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: November 10, 2025	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)