Form 10-K
period 2025-12-31
EVERFLOW EASTERN PARTNERS LP
filed 2026-03-26
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025 OR
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

There were 4,256,501 Units of limited partnership interest held by non-affiliates of the Registrant as of June 30, 2025. At June 30, 2025, there was no public market for the Registrant’s Units of limited partnership interest. There were 4,610,646 Units of limited partnership interest of the Registrant as of March 10, 2026. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this Report is as of December 31, 2025.

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

Exchange Offer.   The Company made an offer (the “Exchange Offer”) to acquire the common shares of EEI (the “EEI Shares”) and the interests of investors in the Programs (collectively the “Interests”) in exchange for units of limited partnership interest (the “Units”). The Exchange Offer was made pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission (the “SEC”) on December 19, 1990 (the “Registration Statement”) and the Prospectus dated December 19, 1990, as filed with the SEC pursuant to Rule 424(b).

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

Current Operations.   The properties of the Company consist in large part of fractional undivided working interests in properties containing proved reserves of oil and gas located in the Appalachian Basin region of Ohio and Pennsylvania. Approximately 66% of the estimated total future cash inflows related to the Company’s crude oil and natural gas reserves as of December 31, 2025 are attributable to natural gas reserves. The majority of such properties are located in Ohio and consist primarily of proved producing properties with established production histories.

The Company’s operations since February 1991 primarily involve the production and sale of oil and gas and the drilling and development of approximately 444 (net) wells. The Company serves as the operator of approximately 71% of the gross wells and 89% of the net wells which comprise the Company’s properties during the year 2025.

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

Acquisition of Prospects.   From time to time, the Company maintains a leasehold inventory from which the General Partner will select oil and gas prospects for development by the Company. Prior to 2000, EEI generated approximately 90% of the prospects which were drilled. Since 2000, the Company began generating fewer prospects and has participated in more joint ventures with other operators. As of December 31, 2025, the Company has no leasehold inventory.

In choosing oil and gas prospects for the Company, the General Partner does not attempt to manage the risks of drilling through a policy of selecting diverse prospects in various geographic areas or with the potential of oil and gas production from different geological formations. Rather, substantially all prospects are expected to be located in the Appalachian Basin of Ohio and Pennsylvania and are to be drilled primarily to the Clinton/Medina Sands geological formation or closely related oil and gas formations in such area. The Company also has the right to participate in the development of certain wells in the Utica geological formation with various joint venture partners. In 2025, the Company elected to participate in the development of one well in the Utica geological formation. The well was completed during 2025 and is producing. The Company did not participate in the development of wells in the Utica geological formation in 2024.

Acquisition of Producing Properties.   As a potential means of increasing its reserve base, the Company expects to evaluate opportunities which it may be presented with to acquire oil and gas producing properties from third parties in addition to its potential leasehold acquisition and development activities. The Company did not acquire any producing oil and gas properties during 2025 and 2024.

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

The Company is permitted to incur indebtedness for any partnership purpose. It is currently anticipated that any future indebtedness would consist primarily of borrowings from commercial banks. The Company had no new borrowings in 2024 or 2025 and no principal indebtedness was outstanding as of March 10, 2026. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

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

The Company owns a significant amount of oil and gas reserves. The Company generally does not expect to borrow funds, from whatever source, in excess of 40% of its total value of proved developed reserves (as determined using the Company’s Standardized Measure of Discounted Future Net Cash Flows). However, there can be no assurance that the Company’s future obligations and liabilities would not lead to borrowings in excess of such amount. Based upon its current business plan, management has no present intention to cause the Company to borrow in excess of this amount. The Company has estimated the value of proved and proved developed reserves, determined as of December 31, 2025, net of asset retirement obligations, which aggregate a net liability of $4,642,000 (Standardized Measure of Discounted Future Net Cash Flows).

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

Crude Oil.   Any crude oil produced from the properties can be sold at the prevailing field price to one or more of a number of unaffiliated purchasers in the area. The price paid by these purchasers is generally an established or “posted” price which is offered to all producers in the same region. Historically, posted prices in the areas where the Company’s properties are located have generally been somewhat lower than the spot market prices. There have been substantial fluctuations in crude oil prices in recent years, including 2025 and 2024.

The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2026, $79.45 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation. There can be no assurance that prices will not be subject to continual fluctuations. Future crude oil prices are difficult to predict because of the impact of worldwide economic trends, supply and demand variables, and such non-economic factors as the disruption in global supply resulting from various global conflicts, including the March 2026 conflict between the United States of America and Iran, political impact on pricing policies by the Organization of Petroleum Exporting Countries (“OPEC”), governmental instability in foreign oil producing countries, energy and environmental policy of federal, state and local governments, and the possibility of other supply interruptions. To the extent the prices that the Company receives for its crude oil production decline, the Company’s revenues from crude oil production will be reduced accordingly.

Since January 1993, the Company has sold substantially all of its crude oil production to one oil purchaser.

Natural Gas.   The deliverability and price of natural gas is subject to various factors affecting the supply and demand of natural gas as well as the effect of federal regulations. Prior to 2000, there had been a surplus of natural gas available for delivery to pipelines and other purchasers. During 2000, decreases in worldwide energy production capability and increases in energy consumption resulted in a shortage in natural gas supplies. This resulted in increases in natural gas prices throughout the United States, including the Appalachian Basin. During 2001, lower energy consumption and increased natural gas supplies reduced prices to historical levels. During the period from 2002 through the first half of 2008, shortages in natural gas supplies had resulted from increased energy consumption from industrial, commercial, residential and electric power usage. During the second half of 2008 and through 2016, excess natural gas supplies resulted from the combination of increased production from integrated and independent producers and decreased industrial and commercial energy consumption resulting from the global and United States financial crises and recession. During 2017 and through 2019, excess natural gas supplies were the continued result of increased production and production capacity from regional integrated and independent producers. During 2020, excess natural gas supplies were primarily the result of decreased industrial and commercial energy consumption resulting from global shutdowns related to COVID-19. During 2021 and through 2022, shortages in natural gas supplies were the continued result of increased industrial and commercial energy consumption following COVID-19, global supply chain issues, regulatory actions and executive orders issued by the federal government and decreased supply in Europe resulting from the conflict in Ukraine. During 2023 and 2024, excess natural gas supplies were the continued result of increased production and production capacity from regional integrated and independent producers. During 2025, shortages in natural gas supplies were primarily the result of increased industrial, commercial, residential and electric power consumption. This resulted in increases in natural gas prices throughout the majority United States, while having less of an effect on the Appalachian Basin which continues to experience excess natural gas supplies. From time to time, especially in summer months, seasonal restrictions on natural gas production have occurred as a result of distribution system restrictions.

Over the ten years prior to 2002, the Company had followed a practice of selling a significant portion of its natural gas pursuant to Intermediate Term Adjustable Price Gas Purchase Agreements (the “Contracts”) with one gas purchaser. Pursuant to the Contracts and subject to certain restrictions and adjustments, including termination clauses, the gas purchaser was obligated to purchase, and the Company was obligated to sell, all natural gas production from a specified list of wells. Pricing under the Contracts was adjusted annually, up or down, by an amount equal to 80% of the increase or decrease in the gas purchaser’s average Gas Cost Recovery rates.

Since 2002, the Company has had multiple annual or biennial contracts with various gas purchasers, which obligated the gas purchasers, to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2026, the Company has elected to lock-in 1,170,000 MCF from January 2026 to April 2027 at a weighted average price of $3.40 per MCF, net of regional basis adjustments. The price paid for natural gas purchased by the gas purchasers varies based on quantities committed to by the Company from time to time. Natural gas sold under these contracts in excess of the committed quantities is sold at the month’s closing price at Henry Hub, which is the location for pricing NYMEX, plus or minus regional basis adjustments, as per the contracts. These contracts are not considered derivatives, but have been designated as annual sales contracts as defined by generally accepted accounting principles. During 2025, natural gas purchased by one gas purchaser (the “Major Gas Purchaser”) covered production from approximately 560 gross operated wells. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commodity Pricing, Risk Management Activities and Inflation.”

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

During 2025, no one natural gas purchaser accounted for more than 10% of the Company’s natural gas sales other than the Major Gas Purchaser, whose purchases of natural gas from operated wells accounted for approximately 78% of the Company’s consolidated natural gas sales. The Company expects that the Major Gas Purchaser will be the only material natural gas purchaser during fiscal year 2026.

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

The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities and the cost of complying with applicable environmental regulations. The volatility of prices for oil and gas, and the continued oversupply of domestic natural gas have, at times, including 2025, resulted in a curtailment in exploration for and development of oil and gas properties.

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

Employees. As of March 10, 2026, EEI had 17 full-time and 3 part-time employees. These employees are primarily engaged in the following areas of business operations: eight in general administration, five in field operations, six in accounting and one in land and lease administration.

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

Natural Gas and Crude Oil Reserves. Proved reserves are the estimated quantities of crude oil and natural gas, which, by an analysis of geological and engineering data, can be estimated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The estimated reserves include reserves attributable to the Company’s direct ownership interests in crude oil and natural gas properties as well as the reserves attributable to the Company’s percentage interests in crude oil and natural gas properties owned through joint ventures. All of the reserves are generally located in the Appalachian Basin region of Ohio and Pennsylvania. The Company bases its estimates of proved reserves on the 12-month un-weighted average price of the first-day-of-the-month price for each calendar month of the year preceding the evaluation date. The Company then applies any basis adjustments specifically applicable to each oil and gas property based on location and pricing details. The natural gas prices used in the estimation of proved reserves were $2.68 and $1.76 per MCF at December 31, 2025 and 2024 respectively, and the crude oil prices used in the estimation of proved reserves were $61.97 and $72.11 per BBL at December 31, 2025 and 2024, respectively.

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

The preparation of the Company’s natural gas and crude oil reserve estimates was completed in accordance with the Company’s prescribed internal control procedures, which include verification of input data delivered to the Company’s third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2025, the Company retained Wright & Company, Inc. (“Wright & Company”), a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of all of the Company’s crude oil and natural gas properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2025. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, was prepared in accordance with generally accepted petroleum engineering and evaluation principles and is attached as Exhibit 99.1 to this Annual Report on Form 10-K.

Reserves Reported to Other Agencies. There were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other federal authority or agency during 2025 or 2024.

Proved Reserves.(1)  The following table reflects the estimates of the Company’s proved reserves which are based on the Company’s reserves report as of December 31, 2025.

	Oil (BBLS)	Gas (MCF)

Proved Developed	253,000	11,067,000
Proved Undeveloped	-	-
Total	253,000	11,067,000

(1)

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests, at December 31, 2025. A reconciliation of the Company’s proved reserves is included in the Notes to the Consolidated Financial Statements.

Production.   The following table summarizes the net crude oil and natural gas production, average sales prices and average production (lifting) costs per equivalent unit of production for 2025 and 2024.

			Average
	Production		Sales Price		Average Lifting Cost
	Oil (BBLS)	Gas (MCF)	per BBL	per MCF	per Equivalent MCF(1)

2025	30,000	1,434,000	$61.57	$3.28	$1.56
2024	31,000	1,077,000	$72.37	$2.15	$1.82

(1)	Oil production is converted to MCF equivalents at the rate of 6 MCF per BBL.

Productive Wells.   The following table sets forth the gross and net oil and gas wells of the Company as of December 31, 2025.

Gross Wells			Net Wells
(1)	(1)		(1)	(1)
Oil	Gas	Total	Oil	Gas	Total
247	816	1,063	136	539	675

(1)

Oil wells are those wells which generated the majority of their revenues from crude oil production during 2025; gas wells are those wells which generated the majority of their revenues from natural gas production during 2025.

Standardized Measure of Discounted Future Net Cash Flows.(1) The following table summarizes, as of December 31, 2025, the oil and gas reserves attributable to the oil and gas properties owned by the Company. The determination of the standardized measure of discounted future net cash flows as set forth herein is based on criteria promulgated by the SEC, using calculations based solely on proved reserves, current un-escalated costs, prices based on the 12-month average of the first day of the month price for each month in the year ended December 31, 2025, discounted to present value at 10%.

(Thousands)

Future cash inflows from sales of oil and gas	$45,410
Future production and development costs	(27,416)
Future asset retirement obligations, net of salvage	(19,572)
Future income tax expense	(222)

Future net cash flows	(1,800)
Effect of discounting future net cash flows at 10% per annum	(2,842)
Standardized measure of discounted future net cash flows	$(4,642)

(1)	See the Notes to the Consolidated Financial Statements for additional information.

Acreage.   The Company had approximately 44,700 gross developed acres and 29,200 net developed acres as of December 31, 2025. Developed acreage is that acreage assignable to productive wells. The Company held no unproved acres at December 31, 2025.

Drilling Activity.    The following table sets forth the results of drilling activities during 2025. Such information and the results of prior drilling activities should not be considered as necessarily indicative of future activities. The Company was not involved in any drilling activities during 2024.

	Development Wells (1)
	Productive (2)		Dry (2)
	Gross	Net	Gross	Net

2025	1.00	0.01	-	-

(1)	All wells are located in the United States. All wells are development wells. No exploratory wells were drilled.

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

Present Activities. The Company has not participated in the drilling of any wells since December 31, 2025.

Delivery Commitments. The Company has entered into various contracts with the Major Gas Purchaser, which, subject to certain restrictions and adjustments, obligate the Major Gas Purchaser to purchase and the Company to sell and deliver all natural gas production from certain operated contract wells. These operated contract wells comprised approximately 78% of the Company’s consolidated natural gas sales during 2025. In addition, the Company has entered into other various short-term contracts which obligate the purchasers to purchase and the Company to sell and deliver undetermined quantities of natural gas production on a monthly basis throughout the term of the contracts.

Company Headquarters. The Company owns an approximately 6,400 square foot building located in Canfield, Ohio.

ITEM 3.         LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTAL ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of EEI and EMC as of March 10, 2026 are as follows: Brian A. Staebler, 51, President and Principal Executive Officer and director; Michael W. Rathburn, 42, Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and director; William A. Siskovic, 70, Vice President and Principal Operations Officer, and Chairman of the Board of EEI. The executive officers of EEI and EMC have served their respective positions since March 2021.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market

There is currently no established public trading market for the Units. At the present time, the Company does not intend to list any of the Units for trading on any exchange or otherwise take any action to establish any market for the Units. As of March 10, 2026, there were 4,610,646 Units held by 1,051 holders of record.

Distribution History

The Company commenced operations with the consummation of the Exchange Offer in February 1991. Management’s stated intention was to make quarterly cash distributions equal to $0.125 per Unit (or $0.50 per Unit on an annualized basis) for the first eight quarters following the closing date of the Exchange Offer. The Company paid a quarterly distribution every quarter from July 1991 through October 2015. The Company did not make a cash distribution from 2016 to 2018. The Company paid cash distributions in 2019 and in 2020. The Company did not make a cash distribution in 2021. The Company paid a cash distribution in 2022 and in 2023. The Company paid total cash distributions equal to $0.20 per Unit in 2024. The Company did not make a cash distribution in 2025. The Company intends to make a cash distribution equal to $0.50 per Unit in April 2026.

Repurchase Right

The Partnership Agreement provides that beginning in 1992 and annually thereafter the Company offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Holders offer Units to the Company for repurchase (the “Repurchase Right”). The Repurchase Right entitles any Holder(s), between May 1 and June 30 of each year, to notify the Company that the Holder(s) elects to exercise the Repurchase Right and have the Company acquire certain or all Units. The Company accepted an aggregate of 141,966 of its Units of limited partnership interest at a price of $1.46 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2024. The Company accepted an aggregate of 48,148 of its Units of limited partnership interest at a price of $1.32 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2025. The Company has determined that the price associated with the 2026 Repurchase Right, based upon the December 31, 2025 calculation, is estimated to be $1.35 per Unit. See Note 3 in the Company’s consolidated financial statements for additional information on the Repurchase Right.

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

Liquidity and Capital Resources

Financial Position

The following table summarizes the Company’s financial position at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$38,407	85%	$34,858	85%
Property and equipment (net)	6,327	14	6,079	15
Other	307	1	268	-
Total	$45,041	100%	$41,205	100%

Long-term liabilities	$22,278	49	$20,870	51
Partners' equity	22,763	51	20,335	49
Total	$45,041	100%	$41,205	100%

Working capital surplus of $38.4 million as of December 31, 2025 represented an increase of $3.5 million from December 31, 2024 due primarily to increases in investments and production accounts receivable, offset somewhat by a decrease in cash and equivalents and an increase in accounts payable. The increase in investments is primarily the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The increase in production accounts receivable is the combined result of higher average natural gas prices received and an increase in natural gas volumes produced, offset somewhat by an increase in production costs incurred, during the current receivable period as compared to the prior comparable period. The increases in natural gas volumes produced and production costs incurred are primarily the result of fewer Company operated properties being voluntarily shut-in during the current receivable period as compared to the prior comparable receivable period. The decrease in cash and equivalents is primarily the result of cash used in investing activities during 2025, offset somewhat by cash provided by operating activities. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at December 31, 2025 as compared to the prior comparable reporting date.

Long-term liabilities of $22.3 million as of December 31, 2025 represented a $1.4 million increase from December 31, 2024 due primarily to accretion associated with asset retirement obligations, additional operational advances collected during 2025 and revisions of cash flows measured at December 31, 2025.

Partner’s equity of $22.8 million as of December 31, 2025 represented an increase of $2.5 million from December 31, 2024 due primarily to current year net income.

In 2024 and 2025, the Company had no new borrowings or credit facility with a bank. The Company expects to have adequate cash available to fund the Repurchase Right in 2026. As a result, additional financing will not likely be required in the event the Repurchase Right is fully subscribed. In the event that additional financing is necessary to fund the Repurchase Right, the Company would likely enter into a commitment for a new line of credit. The Company cannot provide any assurance as to the availability of any such line of credit under current market conditions. As further discussed below, the Company expects existing cash and equivalents and cash flows from ongoing operations to meet short-term cash requirements.

Cash Flows from Operating, Investing and Financing Activities

Cash provided by the Company’s operating activities and existing cash and equivalents were used in investing and financing activities during 2025 and 2024. The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024:

	2025		2024
	Dollars	%	Dollars	%
	(Amounts in Thousands)		(Amounts in Thousands)
Operating Activities:
Net income before adjustments	$2,460	54%	$226	9%
Adjustments	1,500	33	1,816	73
Cash flow from operations before working capital changes	3,960	87	2,042	82
Changes in working capital	(253)	(5)	85	3
Net cash provided by operating activities	3,707	82	2,127	85

Investing Activities:
Purchase of investments	(3,981)	(88)	(1,409)	(57)
Purchase of property and equipment	(344)	(7)	(39)	(2)
Proceeds from disposal of property and equipment	88	2	81	3
Net cash used in investing activities	(4,237)	(93)	(1,367)	(56)

Financing Activities:
Distributions	-	-	(963)	(39)
Repurchase of Units	(64)	(2)	(207)	(8)
Proceeds from options exercised	32	1	44	2
Net cash used in financing activities	(32)	(1)	(1,126)	(45)

Net change in cash and equivalents	$(562)	(12)%	$(366)	(16)%

Note:         All items in the previous table are calculated as a percentage of total cash sources. Total cash sources include the following items, if positive: cash flow from operations before working capital changes, changes in working capital, net cash provided by investing activities and net cash provided by financing activities, plus any decrease in cash and equivalents.

As the above table indicates, the Company’s cash flow from operations before working capital changes of $4.0 million represented 87% of total cash sources provided during 2025, and the Company’s cash flow from operations before working capital changes of $2.0 million represented 82% of total cash sources provided during 2024. The increase in cash flow from operations before working capital changes in 2025, as compared to the prior comparable period, was primarily due to higher crude oil and natural gas sales during 2025 as compared to 2024. Changes in working capital other than cash and equivalents decreased cash by $253,000 during 2025 and increased cash by $85,000 during 2024. The $253,000 decrease in working capital other than cash and equivalents and non-cash items in 2025 was primarily the result of an increase in production accounts receivable, offset somewhat by an increase in accounts payable. The increase in production accounts receivable is the combined result of higher average natural gas prices received and an increase in natural gas volumes produced, offset somewhat by an increase in production costs incurred, during the current receivable period as compared to the prior comparable period. The increases in natural gas volumes produced and production costs incurred are primarily the result of fewer Company operated properties being voluntarily shut-in during the current receivable period as compared to the prior comparable receivable period. The increase in accounts payable is primarily the result of additional production and related other payables outstanding at December 31, 2025 as compared to the prior comparable reporting date.

The Company used cash in investing activities of $4.2 million and $1.4 million in 2025 and 2024, respectively. The increase in cash used in investing activities was primarily the result of additional cash used for purchases of investments and property and equipment in 2025, as compared to the prior comparable period.

The Company used cash in financing activities of $32,000 and $1.1 million in 2025 and 2024, respectively. The decrease in cash used in financing activities was primarily the result of no cash distributions paid to Unitholders in 2025 and less cash used to repurchase Units in 2025 as compared to the prior comparable period.

The Company’s ending cash and equivalents balance of $8.7 million at December 31, 2025, as well as on-going monthly operating cash flows, should be adequate to meet short-term cash requirements, including the 2026 Repurchase Right.

The Company participated in the drilling of one new oil and gas property in 2025. The Company’s share of proved gas reserves increased by 5.0 BCF, or 82%, between December 31, 2024 and December 31, 2025, while proved oil reserves increased by 1,000 BBLS, or less than 1%, between December 31, 2024 and December 31, 2025. The Standardized Measure of Discounted Future Net Cash Flows of the Company’s reserves increased by $1.3 million between December 31, 2024 and December 31, 2025. The primary reasons for this increase were due to an increase in average natural gas prices and decrease in lease operating expenses in 2025, as compared to the prior comparable period, and the related upward revisions in quantities of natural gas and crude oil reserves between December 31, 2024 and 2025.

The Partnership Agreement provides that the Company annually offers to repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to the Company for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify the Company of his or her election to exercise the Repurchase Right and have the Company acquire such Units. The price to be paid for any such Units will be calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit will be equal to 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all Interim Cash Distributions received by a Unitholder. The adjusted book value is calculated by adding partner’s equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties, net of undeveloped lease costs. If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investor’s Units so tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The Company accepted an aggregate of 141,966 of its Units of limited partnership interest at a price of $1.46 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2024. The Company accepted an aggregate of 48,148 of its Units of limited partnership interest at a price of $1.32 per Unit pursuant to the terms of the Company’s Offer to Purchase dated April 30, 2025. The Company has determined that the price associated with the 2026 Repurchase Right, based upon the December 31, 2025 calculation, is estimated to be $1.35 per Unit, net of a $0.50 per Unit distribution expected to be made in April 2026.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the years ended December 31, 2025 and 2024. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of each item below:

	Year Ended December 31,

	2025	2024

Revenues:
Crude oil and natural gas sales	93%	92%
Well management and operating and other	7	8
Total revenues	100	100

Expenses:
Production costs	36	46
Well management and operating	4	4
Depreciation, depletion and amortization	5	9
Accretion expense	13	23
General and administrative expense	32	49
Total expenses	90	131

Other income:
Investment income	23	35
Gain on disposal of property and equipment	2	1
Total other income	25	36

Net income	35%	5%

Revenues for the year ended December 31, 2025 increased $2.1 million, or 42%, compared to the prior comparable period. This increase was due primarily to an increase in crude oil and natural gas sales during 2025 as compared to 2024.

Crude oil and natural gas sales increased $2.0 million, or 44%, from 2024 to 2025. This increase was due primarily to higher average natural gas prices received and additional natural gas volumes produced during 2025 as compared to 2024, offset somewhat by lower average crude oil prices received during 2025 as compared to 2024. The Company’s natural gas production increased by 357,000 MCF, or 33%. The primary reason for the increase in natural gas volumes produced during 2025 as compared to 2024 was a result of fewer Company operated oil and gas properties being voluntarily shut-in during 2025 as compared to the prior comparable period. The average price received per MCF of natural gas increased from $2.15 in 2024 to $3.28 in 2025. The average price received per BBL of crude oil decreased from $72.37 in 2024 to $61.57 in 2025. Natural gas sales accounted for 71% and 51% of total crude oil and natural gas sales in 2025 and 2024, respectively.

Accretion expense decreased $210,000, or 19%, from 2024 to 2025. The decrease was primarily the result of more asset retirement obligations being fully accreted at January 1, 2025 as compared to January 1, 2024, which resulted in less discounted asset retirement obligations available to accrete during 2025 as compared to 2024.

The Company reported net income of $2.5 million and $226,000 during 2025 and 2024, respectively, representing 35% and 5% of total revenues during 2025 and 2024, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation and amortization on proved properties amounted to $307,000 and $390,000 during 2025 and 2024, respectively.

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

Crude oil and natural gas reserve estimates are prepared annually based on existing contractual arrangements and current market conditions. Any increases in estimated future cash flows would have no impact on the reported value of the Company’s crude oil and natural gas properties. In contrast, decreases in estimated future cash flows could require the recognition of an impairment loss equal to the difference between the estimated fair value of the crude oil and natural gas properties (determined by calculating the discounted value of the estimated future cash flows) and the carrying amount of the crude oil and natural gas properties. Any impairment loss would reduce property and equipment as well as total assets of the Company. An impairment loss would also decrease net income or increase net loss. The Company did not recognize any impairment during 2025 or 2024.

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

The estimated liability is based on historical experience in dismantling, plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to dismantle, plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of dismantlement, plugging and abandonment costs; changes in estimated remaining lives of the wells; changes in federal or state regulations regarding dismantlement, plugging and abandonment requirements; and other factors. At December 31, 2025, the Company made a revision in the estimate of dismantlement, plugging and abandonment costs. The revision increased the liability by $417,000 at December 31, 2025.

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The Company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

Revenue Recognition. The Company recognizes crude oil and natural gas revenues when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title and risk of loss have transferred to the purchaser, and collectability of the revenue is reasonably assured. The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2025 or 2024. Other revenues consist of miscellaneous revenues that are recognized at the time services are rendered, the Company has a contractual right to such revenue and collection is reasonably assured.

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

While the cost of operations is impacted by inflation, crude oil and natural gas prices have fluctuated in recent years and generally have not matched inflation. The price of crude oil in the Appalachian Basin has ranged from a low of $8.50 per barrel in December 1998 to a high of $138.00 in July 2008. As of March 10, 2026, $79.45 per barrel was the prevailing field price in the Appalachian Basin area, the Company’s principal area of operation.

Natural gas prices have also fluctuated more recently. The Company’s average price of natural gas during 2025 was $3.28 per MCF, an increase of $1.13 per MCF as compared to 2024. The Company’s average price of natural gas during 2024 was $2.15 per MCF, a decrease of $0.34 per MCF as compared to 2023. The Company’s average price of natural gas during 2023 was $2.49 per MCF, a decrease of $3.17 per MCF as compared to 2022. The Company’s average price of natural gas during 2022 was $5.66 per MCF, an increase of $2.38 as compared to 2021. The price of natural gas in the Appalachian Basin increased significantly throughout 2005 and reached a high of more than $14.00 per MCF in October and November 2005. More recently, the price for Henry Hub Natural Gas on the NYMEX settled for the month of March 2026 at $2.97 per MCF and the regional basis adjustment settled for the month of March 2026 at $(0.62) per MCF, resulting in a net regional market price of $2.35 per MCF. Since 2002, the Company has had and continues to have multiple annual or biennial contracts with various purchasers of natural gas, which obligate certain purchasers to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. Per the terms of one of the Company’s contracts with a gas purchaser, the Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. As of March 10, 2026, the Company has elected to lock-in 1,170,000 MCF from January 2026 to April 2027 at a weighted average price of $3.40 per MCF, net of regional basis adjustments.

The Company’s sales are significantly impacted by pricing instability in the crude oil and natural gas markets. One of the consequences of these pricing fluctuations is evident in the Company’s Standardized Measure of Discounted Future Net Cash Flows, decreasing from $4.4 million at December 31, 2018 to $(2.5) million at December 31, 2019, decreasing to $(8.6) million at December 31, 2020, increasing to $6.8 million at December 31, 2021, increasing to $34.6 million at December 31, 2022, decreasing to $(3.7) million at December 31, 2023, decreasing to $(6.0) million at December 31, 2024 and increasing to $(4.6) million at December 31, 2025.

The Company’s Standardized Measure of Discounted Future Net Cash Flows increased by $1.3 million from December 31, 2024 to December 31, 2025. A reconciliation of the Changes in the Standardized Measure of Discounted Future Net Cash Flows is included in the Company’s consolidated financial statements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for a Smaller Reporting Company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See attached pages F-1 to F-23.

EVERFLOW EASTERN PARTNERS, L. P.

2025 CONSOLIDATED FINANCIAL REPORT

EVERFLOW EASTERN PARTNERS, L. P.

Report of Independent Registered Public Accounting Firm

To the Partners

Everflow Eastern Partners, L. P.

Canfield, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Everflow Eastern Partners, L. P. and subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Asset Retirement Obligations

Description of the Matter

At December 31, 2025, asset retirement obligations ("ARO") totaled approximately, $19 million. As further described in Note 1G, the Company’s ARO reflects the estimated present value of its obligations, for dismantlement, plugging and abandonment of crude oil and natural gas wells and associated pipelines and equipment. The estimation of the ARO requires significant judgment given the magnitude of the expected retirement costs and higher estimation uncertainty related to the timing of settlements and settlement amounts. Auditing the Company’s ARO is complex and highly judgmental because of the significant estimation required by management in determining the obligation. In particular, the estimate was sensitive to significant subjective assumptions such as retirement cost estimates and the estimated timing of settlements, which are both affected by expectations about future market and economic conditions.

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

Cleveland, Ohio

March 26, 2026

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024
ASSETS

CURRENT ASSETS
Cash and equivalents	$8,657,066	$9,219,826
Investments	32,506,083	28,402,617
Production accounts receivable	1,228,476	918,745
Other	31,364	28,060
Total current assets	42,422,989	38,569,248

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	133,787,643	134,156,537
Pipeline and support equipment	656,630	617,217
Corporate and other	2,175,101	2,156,948
Gross property and equipment	136,619,374	136,930,702
Less accumulated depreciation, depletion, amortization and write down	130,292,651	130,851,814
Net property and equipment	6,326,723	6,078,888

OTHER ASSETS	307,302	267,575

TOTAL ASSETS	$49,057,014	$44,915,711

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,984,192	$2,714,240
Accrued expenses	1,031,477	997,093
Total current liabilities	4,015,669	3,711,333

OPERATIONAL ADVANCES	3,538,740	3,287,702

ASSET RETIREMENT OBLIGATIONS	18,740,023	17,581,892

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units Issued and outstanding - 4,610,646 and 4,634,720 Units, respectively	22,436,073	20,044,593

GENERAL PARTNER'S EQUITY	326,509	290,191
Total partners' equity	22,762,582	20,334,784

TOTAL LIABILITIES AND PARTNERS' EQUITY	$49,057,014	$44,915,711

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2025 and 2024

	2025	2024
REVENUES
Crude oil and natural gas sales	$6,558,645	$4,562,324
Well management and operating	482,082	390,021
Other	1,377	3,013
Total revenues	7,042,104	4,955,358

DIRECT COST OF REVENUES
Production costs	2,516,886	2,297,314
Well management and operating	289,899	234,579
Depreciation, depletion and amortization	374,591	466,778
Accretion expense	920,663	1,130,918
Total direct cost of revenues	4,102,039	4,129,589

GENERAL AND ADMINISTRATIVE EXPENSE	2,232,173	2,417,933
Total cost of revenues	6,334,212	6,547,522

INCOME (LOSS) FROM OPERATIONS	707,892	(1,592,164)

OTHER INCOME
Investment income	1,635,559	1,733,909
Gain on disposal of property and equipment	102,922	70,542
Total other income	1,738,481	1,804,451

INCOME BEFORE INCOME TAXES	2,446,373	212,287

INCOME TAX EXPENSE (BENEFIT)
Current	67,798	-
Deferred	(81,000)	(13,800)
Total income tax benefit	(13,202)	(13,800)

NET INCOME	$2,459,575	$226,087

Allocation of Partnership Net Income:
Limited Partners	$2,424,385	$222,899
General Partner	35,190	3,188

Net income	$2,459,575	$226,087

Net income per Unit	$0.52	$0.05

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Years Ended December 31, 2025 and 2024

	2025	2024

PARTNERS' EQUITY – BEGINNING OF YEAR	$20,334,784	$21,234,924

Net income	2,459,575	226,087

Cash distributions ($0.20 per Unit in 2024)	-	(962,757)

Repurchase of Units	(63,555)	(207,270)

Options exercised	31,778	43,800

PARTNERS' EQUITY – END OF YEAR	$22,762,582	$20,334,784

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,459,575	$226,087
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	470,687	558,011
Accretion expense	920,663	1,130,918
Unrealized gain on investments	(122,554)	(27,553)
Gain on disposal of property and equipment	(102,922)	(70,542)
Deferred income taxes	(81,000)	(13,800)
Changes in assets and liabilities:
Production accounts receivable	(309,731)	(128,198)
Other current assets	(3,304)	482,801
Other assets	41,273	(12,597)
Accounts payable	269,952	(62,306)
Accrued expenses	(87,522)	(179,794)
Operational advances	251,038	223,511
Total adjustments	1,246,580	1,900,451
Net cash provided by operating activities	3,706,155	2,126,538

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,980,912)	(1,409,367)
Purchase of property and equipment	(344,085)	(38,713)
Proceeds from disposal of property and equipment	87,859	81,071
Net cash used in investing activities	(4,237,138)	(1,367,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	-	(962,757)
Repurchase of Units	(63,555)	(207,270)
Proceeds from options exercised	31,778	43,800
Net cash used in financing activities	(31,777)	(1,126,227)

NET CHANGE IN CASH AND EQUIVALENTS	(562,760)	(366,698)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	9,219,826	9,586,524

CASH AND EQUIVALENTS AT END OF YEAR	$8,657,066	$9,219,826

The accompanying notes are an integral part of these financial statements.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Everflow Management Limited, LLC ("EML"), an Ohio limited liability company, is the general partner of Everflow and, as such, is authorized to perform all acts necessary or desirable to carry out the purposes and conduct of the business of Everflow. At December 31, 2025, the members of EML include Everflow Management Corporation ("EMC"); three individuals who are officers and directors of EEI, which includes the Chairman of the Board of EEI, and one individual who is a director of EEI. EMC is an Ohio corporation formed in September 1990 and is the managing member of EML. EML holds no assets other than its general partner's interest in Everflow, nor does it have any liabilities. In addition, EML has no separate operations or role apart from its role as Everflow's general partner.

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

D.

Cash and Equivalents – The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insured amounts and which may, at times, significantly exceed balance sheet amounts due to float. Cash and equivalents include $3,538,740 and $3,287,702 of operational advances at December 31, 2025 and 2024, respectively, which are funds collected and held on behalf of joint venture partners for their anticipated share of future plugging and abandonment costs. Operational advances include approximately $1,116,200 and $1,029,600 held on behalf of employees, including officers and directors, at December 31, 2025 and 2024, respectively.

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

Capitalized costs of proved properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are amortized by the unit-of-production method based upon estimated proved developed reserves. Depletion, depreciation, and amortization on proved properties amounted to $306,772 and $390,157 during 2025 and 2024, respectively.

On sale or retirement of a unit of a proved property (which generally constitutes the amortization base), the cost and related accumulated depreciation, depletion, amortization and write down are eliminated from the property accounts, and the resultant gain or loss is recognized.

Generally accepted accounting principles require that long-lived assets (including oil and gas properties) and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company, at least annually, reviews its proved crude oil and natural gas properties (on a field by field basis) for impairment by comparing the carrying value of its properties to the properties' undiscounted estimated future net cash flows. Estimates of future crude oil and natural gas prices, operating costs, and production are utilized in determining undiscounted future net cash flows. The estimated future production of oil and gas reserves is based upon the Company's independent reserve engineer's estimate of proved reserves which includes assumptions regarding field decline rates and future prices and costs. For properties where the carrying value exceeds undiscounted future net cash flows, the Company recognizes as impairment the difference between the carrying value and fair market value of the properties. The Company determines fair market value, using the income approach, as the properties’ discounted estimated future net cash flows. The key assumptions above are not observable in the market and, therefore, the fair value of the oil and gas properties is classified as Level III. The Company did not write down any crude oil and natural gas properties during 2025 or 2024.

Pipeline and support equipment and other corporate property and equipment are recorded at cost and depreciated principally on the straight-line method over their estimated useful lives (pipeline and support equipment - 10 to 15 years, other corporate equipment - 3 to 7 years, building and improvements - 39 to 40 years). Depreciation on pipeline and support equipment amounted to $67,819 and $76,621 for the years ended December 31, 2025 and 2024, respectively. Depreciation on other corporate property and equipment, included in general and administrative expense, amounted to $96,096 and $91,233 for the years ended December 31, 2025 and 2024, respectively.

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

The estimated liability is based on historical experience in dismantling, plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, estimates of the external cost to dismantle, plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability will likely occur due to: changes in estimates of dismantlement, plugging and abandonment costs, changes in estimated remaining lives of the wells, changes in federal or state regulations regarding plugging and abandonment requirements, and other factors. At December 31, 2025, the Company made a revision in estimate of dismantlement, plugging and abandonment costs.

The schedule below is a reconciliation of the Company's liability for the years ended December 31:

	2025	2024

Beginning of period	$17,750,892	$16,868,494
Liabilities incurred	233	-
Liabilities settled	(106,615)	(248,520)
Accretion expense	920,663	1,130,918
Revision of estimated cash flows	416,850	-

End of period	$18,982,023	$17,750,892

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

H.	Revenue Recognition – Revenues from contracts with customers are recognized when performance obligations are satisfied in accordance with contractual terms.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at December 31, 2025 and 2024, respectively; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at December 31, 2025 and 2024, respectively.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at December 31, 2025 and 2024.

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

EEI accounts for income taxes under generally accepted accounting principles, which require income taxes be provided for all items (as they relate to EEI) in the consolidated statements of operations regardless of the period when such items are reported for income tax purposes. Therefore, deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of certain EEI assets and liabilities. Deferred tax assets, recorded with other assets, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, is reflected in the financial statements in the period of enactment. Items giving rise to deferred taxes consist primarily of temporary differences arising from differences in financial reporting and tax reporting methods for EEI's proved properties and general business credits.

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

K.

New Accounting Standards –The Company has reviewed recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

Note 2.	Current Liabilities

The Company's accounts payable and accrued expenses consist of the following at December 31:

	2025	2024
Accounts Payable:
Production and related other	$2,911,105	$2,644,137
Other	73,087	70,103

Total accounts payable	$2,984,192	$2,714,240

Accrued Expenses:
Payroll and retirement plan contributions	$728,134	$769,526
Current portion of asset retirement obligations	242,000	169,000
Federal, state and local taxes	35,943	35,867
Other general and administrative	25,400	22,700

Total accrued expenses	$1,031,477	$997,093

Note 3.	Partners' Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less all interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners' equity, the standardized measure of discounted future net cash flows and the tax effect included in the standardized measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the investors' Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2026 Repurchase Right, based upon the December 31, 2025 calculation, is estimated to be $1.35 per Unit, net of a $0.50 per Unit distribution expected to be made in April 2026.

In June 2025, the Company repurchased 48,148 Units pursuant to the Repurchase Right at a price of $1.32 per Unit. In June 2024, the Company repurchased 141,966 Units pursuant to the Repurchase Right at a price of $1.46 per Unit. In June 2023, the Company repurchased 526,433 Units pursuant to the Repurchase Right at a price of $6.36 per Unit.

The Company has an Option Repurchase Plan (the "Option Plan") which permits the grant of options to repurchase certain Units to select officers and employees (the "Option Plan Participants"). The purpose of the Option Plan is to assist the Company in attracting and retaining officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the Option Plan Participants with the financial interests of the Unitholders. The Company granted 24,074, 30,000 and 30,000 options to officers and certain key employees in June 2025, 2024 and 2023, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units granted and exercised as options pursuant to the Option Plan. There were 4,610,646, 4,634,720 and 4,746,686 outstanding Units following the Company’s repurchase of Units and granting of options in June 2025, 2024 and 2023, respectively. There were no instruments outstanding at December 31, 2025 or 2024 that would potentially dilute net income per Unit.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Retirement Plan

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code for all employees who have reached defined minimum age and term of service requirements (the “Defined Contribution Plan”, or the “DC Plan”). The Company makes safe harbor contributions and matches employees' contributions to the Defined Contribution Plan as annually determined by EMC's Board of Directors. Additionally, the DC Plan has a profit sharing component which provides for contributions to the DC Plan at the discretion of EMC's Board of Directors. Amounts contributed to the DC Plan vest immediately. The Company's total contributions to the Defined Contribution Plan amounted to approximately $229,300 and $228,400 for the years ended December 31, 2025 and 2024, respectively.

Note 5.	Business Segments, Risks and Major Customers

The Company operates exclusively in Ohio and Pennsylvania of the United States in the acquisition, exploration, development and production of oil and gas. The Company has determined that all of its business activities meet the aggregation criteria of ASU 2023-07 and those business activities are collectively reviewed by the Company’s Chief Executive Officer, who has been identified as the chief operating decision maker.

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

Natural gas sales accounted for 71% and 51% of total crude oil and natural gas sales in 2025 and 2024, respectively. Approximately 84% and 79% of total crude oil and natural gas sales were derived from operated wells in 2025 and 2024, respectively. The Company had one significant purchaser of natural gas production from operated wells for the years ended December 31, 2025 and 2024 (the “Major Gas Purchaser”). Natural gas sales to the Major Gas Purchaser as a percentage of consolidated crude oil and natural gas sales was 55% and 35% in 2025 and 2024, respectively.

As of December 31, 2025, natural gas purchased by the Major Gas Purchaser covers production from approximately 560 gross operated wells. Production purchased by the Major Gas Purchaser from operated wells comprised approximately 78% and 69% of the Company's consolidated natural gas sales in 2025 and 2024, respectively.

The Company sells substantially all its crude oil production from operated wells to one purchaser (the “Major Oil Purchaser”).

The Company's production accounts receivable result from sales of natural gas and crude oil. A significant portion of the Company's production accounts receivable is due from the Company's Major Gas Purchaser and Major Oil Purchaser. The Company does not view such concentration as an unusual credit risk. However, the Company does not require collateral from its customers and could incur losses if its customers fail to pay. As a result of management's review of current and historical credit losses as well as the current and expected economic trends, a valuation allowance was not deemed necessary at December 31, 2025 and 2024. The Company expects that the Major Gas Purchaser and Major Oil Purchaser will continue to be the only major customers for natural gas and crude oil production from its operated wells in 2026. Historically, the Company has not tracked the purchasers of natural gas and crude oil derived from third party operated wells which may have the same customers.

Note 6.	Commitments and Contingencies

The Company has multiple contracts with the Major Gas Purchaser which obligate the Major Gas Purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in various monthly quantities of natural gas which total 1,170,000 MCF from January 2026 through April 2027 at various monthly weighted-average pricing provisions averaging $3.40 per MCF, net of regional basis adjustments. Pricing provisions with the Major Gas Purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES

	Years ended December 31,
	2025	2024

Proved oil and gas properties	$133,787,643	$134,156,537

Pipeline and support equipment	656,630	617,217

Gross capitalized costs	134,444,273	134,773,754

Accumulated depreciation, depletion, amortization and write down	128,966,022	129,526,077

Net capitalized costs	$5,478,251	$5,247,677

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2025	2024

Property acquisition costs	$1,451	$-
Development costs	46,574	-

The Company had no purchases of producing oil and gas properties in 2025 or 2024.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

RESULTS OF OPERATIONS FOR OIL AND
GAS PRODUCING ACTIVITIES

	Years ended December 31,
	2025	2024

Crude oil and natural gas sales	$6,558,645	$4,562,324
Production costs	(2,516,886)	(2,297,314)
Depreciation, depletion and amortization	(374,591)	(466,778)
Accretion expense	(920,663)	(1,130,918)

Results of operations before income tax benefit	2,746,505	667,314

Income tax benefit	13,202	13,800

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$2,759,707	$681,114

Income tax benefit was computed using statutory tax rates and reflects temporary differences that are reflected in the Company's consolidated income tax benefit for the year.

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

	Oil	Gas
	(BBLS)	(MCF)

Balance, January 1, 2024	287,000	7,953,000
Production	(31,000)	(1,077,000)
Revision of previous estimates	(4,000)	(793,000)

Balance, December 31, 2024	252,000	6,083,000
Extensions, discoveries and other additions	2,000	20,000
Production	(30,000)	(1,434,000)
Revision of previous estimates	29,000	6,398,000

Balance, December 31, 2025	253,000	11,067,000

The Company has not determined proved reserves associated with its proved and other undeveloped properties, including its deep property interests. The Company has no net proved undeveloped acres at December 31, 2025 and 2024.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS

	December 31,
	2025	2024
	(Thousands of Dollars)
Future cash inflows from sales of oil and gas	$45,410	$28,921
Future production and development costs	(27,416)	(17,042)
Future asset retirement obligations, net of salvage	(19,572)	(17,639)
Future income tax expense	(222)	(175)

Future net cash flows	(1,800)	(5,935)
Effect of discounting future net cash flows at 10% per annum	(2,842)	(44)

Standardized measure of discounted future net cash flows	$(4,642)	$(5,979)

EVERFLOW EASTERN PARTNERS, L. P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Supplemental Information Relating to Oil and Gas Producing Activities (Unaudited) (Continued)

CHANGES IN THE STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS

	Years Ended December 31,
	2025	2024
	(Thousands of Dollars)

Balance, beginning of year	$(5,979)	$(3,741)
Extensions, discoveries and other additions	66	-
Revision of quantity estimates	3,447	(236)
Sales of crude oil and natural gas, net of production costs	(4,042)	(2,265)
Net change in income taxes	(30)	10
Net changes in prices and production costs	1,833	(947)
Accretion of discount	(598)	(374)
Other	661	1,574

Balance, end of year	$(4,642)	$(5,979)

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

Average adjusted natural gas prices used in the estimation of proved reserves were $2.68 and $1.76 per MCF at December 31, 2025 and 2024, respectively, and the average adjusted crude oil prices used in the estimation of proved reserves were $61.97 and $72.11 per BBL at December 31, 2025 and 2024, respectively.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation, management concluded that our disclosure controls and procedures were effective for the year ended December 31, 2025.

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

Management is responsible for assessing the effectiveness of our internal controls over financial reporting. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Management utilized internal and external resources to assist in the various aspects of its assessment and compliance efforts. As a result of its assessment, management has concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

Management, including its Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in the Company’s internal control over financial reporting during 2025 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

During the year ended December 31, 2025, none of EEI’s or EMC’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company, as a limited partnership, does not have any directors or executive officers. The General Partner of the Company is Everflow Management Limited, LLC, an Ohio limited liability company formed in March 1999, as the successor to the Company’s original general partner. The members of the General Partner as of March 10, 2026 are EMC; three individuals who are officers and directors of EEI, Brian A. Staebler, Michael W. Rathburn and William A. Siskovic and one director of EEI, Thomas L. Korner. Mr. Siskovic also serves as Chairman of the Board of EEI.

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

Directors and Officers of EEI and EMC.   The executive officers and directors of EEI and EMC as of March 10, 2026 are as follows:

Name	Age	Positions and Offices

Brian A. Staebler	51	President, Principal Executive Officer and director

Michael W. Rathburn	42	Vice President, Principal Financial and Accounting Officer and director

William A. Siskovic	70	Vice President, Principal Operations Officer and Chairman of the Board

Thomas L. Korner	72	Director

All officers of EEI are employed by EEI to conduct business affairs of the Company. All directors of EEI are elected to serve by the Company, which is EEI’s sole shareholder. Directors of EEI received no additional compensation or fees for their services to EEI or their services on behalf of the Company in 2025 or 2024.

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

William A. Siskovic was President and Principal Executive Officer of EEI and EMC from January 2010 to March 2021, when he resigned from these positions to accept a reduced role as Vice President and Principal Operations Officer. Mr. Siskovic was appointed as Chairman of the Board of EEI and EMC in March 2024. Mr. Siskovic had also previously served as Vice President of EEI from January 1989 to January 2010 and as Vice President, Secretary-Treasurer, Principal Financial and Accounting Officer and a director of EMC. He had served as Principal Financial and Accounting Officer and Secretary of EMC since November 1995 and in all other capacities since the formation of EMC in September 1990. Mr. Siskovic’s experience as a senior financial executive with EEI and EMC since the Company’s formation provides the Company with a valuable resource and qualifies him for his role as officer and director. He is responsible for operational efficiency of the Company and EEI. From August 1980 to July 1984, Mr. Siskovic served in various financial and accounting capacities including Assistant Controller of Towner Petroleum Company, a public independent oil and gas operator, producer and drilling fund sponsor company. From August 1984 to September 1985, Mr. Siskovic was a Senior Consultant for Arthur Young & Company, certified public accountants, where he was primarily responsible for the firm’s oil and gas consulting practice in the Cleveland, Ohio office. From October 1985 until joining EEI in April 1988, Mr. Siskovic served as Controller and Principal Accounting Officer of Lomak Petroleum, Inc., a public independent oil and gas operator and producer. Mr. Siskovic has a Business Administration Degree in Accounting from Cleveland State University and currently serves on the Board of Trustees of the Children's Mental Health Circle of Friends Foundation, a nonprofit organization that serves a counseling center providing behavioral health care services, and is a member of the Ohio Oil and Gas Association.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for filing with the Securities and Exchange Commission.

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

         Based solely on the Company’s review of the copies of such forms furnished to the Company, the Company believes that all required Section 16(a) filings for fiscal year 2025 were timely made.

ITEM 11.         EXECUTIVE COMPENSATION

As a limited partnership, the Company has no executive officers or directors, but is managed by the General Partner. The executive officers of EMC and EEI are compensated by EEI. The compensation described below represents all compensation from EEI.

Overview of 2025 Executive Compensation Components

Components of executive compensation in the 2025 fiscal year for the executive officers of EMC and EEI include the following:

●	base salary

●	annual cash bonuses

●	retirement and other benefits

Base Salary

The base salary of the executive officers is intended to provide fixed compensation for the performance of core duties. In determining appropriate salary levels, consideration is given to the level and scope of responsibility, experience, and Company and individual performance. The base salaries paid during fiscal 2025 are shown in the Summary Compensation Table appearing further below in this Item 11.

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

Executive officers are provided an annual cash bonus each year based on the achievement of certain financial and non-financial performance objectives during the previous fiscal year. Annual cash bonuses are based on a percentage of the executive’s base salary. For 2025, the Board of Directors set a range of these bonuses between 50% and 160% of the executive’s base salary, based on the Company achieving specified financial and non-financial performance objectives. In 2025, the financial performance objectives that were used for determining financial performance-based cash awards were asset management, profitability and overall company stability. In 2025, the non-financial performance objectives that were used for determining non-financial performance based cash awards were corporate governance and adherence to policies and procedures as well as other factors that vary depending on responsibilities.

The 2026 target annual cash bonus awards for executive officers are established as a percentage of the executive’s base salary. These target amounts range between 50% and 160% of base salary. These target amounts were determined considering executive pay at companies of comparable size. The Board of Directors believes it is important that these target and maximum payout levels are aligned with the Company’s long-term strategic plan and the Company’s expectation of future financial performance.

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

The Company has an Option Repurchase Plan under which the Company may grant options to repurchase Units acquired by the Company as part of the Repurchase Right to eligible officers and employees. The Company granted a total of 20,000 and 25,000 options to executive officers in 2025 and 2024, respectively, all of which were exercised immediately.

The Company does not currently offer any deferred compensation program, supplemental executive retirement plan or any financial planning services for executive officers.

The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2025 and 2024, of those persons who were at December 31, 2025: (i) the Principal Executive Officer of EMC and EEI, (ii) the Principal Financial Officer of EMC and EEI; and (iii) the Principal Operations Officer of EMC and EEI. The Principal Executive Officer, Principal Financial Officer and Operations Officer are hereinafter referred to collectively as the “Named Executive Officers.”

	SUMMARY COMPENSATION TABLE

	Annual Compensation

				Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)		Total

Brian A. Staebler	2025	$186,200	$194,000	$54,000	(2)	$434,200
President and Principal Executive Officer	2024	$179,400	$190,000	$53,800	(2)	$423,200

Michael W. Rathburn	2025	$160,300	$84,500	$37,500	(3)	$282,300
Vice President and Principal Financial and Accounting Officer	2024	$155,600	$82,200	$41,600	(3)	$279,400

William A. Siskovic,	2025	$113,100	$139,000	$37,200	(4)	$289,300
Vice President and Principal Operations Officer	2024	$113,100	$131,600	$39,800	(4)	$284,500

No Named Executive Officer received personal benefits or perquisites during 2025 or 2024 in excess of $10,000.

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

(2)

During fiscal years ended December 31, 2025 and 2024, includes $28,000 and $27,600, respectively, contributed as profit sharing to the Defined Contribution Plan, $21,000 and $20,700, respectively, contributed as matching contributions to the Defined Contribution Plan, $2,500 and $3,000, respectively considered taxable wages with respect to personal use of a Company vehicle, and $2,500 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(3)

During fiscal years ended December 31, 2025 and 2024, includes $16,800 and $16,300, respectively, contributed as profit sharing to the Defined Contribution Plan, $14,700 and $14,300, respectively, contributed as matching contributions to the Defined Contribution Plan, $4,900 and $9,900 respectively, considered taxable wages with respect to personal use of a Company vehicle, and $1,100 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

(4)

During fiscal years ended December 31, 2025 and 2024, includes $15,700 and $17,000, respectively, contributed as profit sharing to the Defined Contribution Plan, $14,100 and $14,700 contributed as matching contributions to the Defined Contribution Plan, $900 and $1,600, respectively, considered taxable wages with respect to personal use of a Company vehicle, and $6,500 considered taxable wages with respect to the Company’s Group Term Life Insurance Plan and additional supplemental life insurance.

None of the Named Executive Officers has an employment agreement with the Company or EEI.

Outstanding Equity Awards

The Company granted a total of 20,000 and 25,000 options to executive officers in 2025 and 2024, respectively, all of which were exercised immediately. There were no outstanding unexercised options as of December 31, 2025 or 2024.

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

Royalties

The Company occasionally awards oil and gas royalties to employees, including officers. The Company awarded $78,900 of oil and gas royalties to officers during 2025, including $33,900 to Brian A. Staebler and Michael W. Rathburn, respectively and $11,100 to William A. Siskovic.

Director Compensation

Brian A. Staebler, Michael W. Rathburn, William A. Siskovic and Thomas L. Korner did not receive any additional compensation for their service as directors during 2025 or 2024.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The General Partner is a limited liability company of which EMC, an Ohio corporation, is the managing member. The members of the General Partner as of March 10, 2026 are EMC; three individuals who are officers and directors of EEI, Brian A. Staebler, Michael W. Rathburn and William A. Siskovic and one individual who serves as a director of EEI, Thomas L. Korner. Mr. Siskovic also serves as the Chairman of the Board of EEI. The General Partner of the Company owns a 1.43% interest in the Company.

The following table sets forth certain information with respect to the number of Units beneficially owned as of March 10, 2026 by each person known to the management of the Company to own beneficially more than 5% of the outstanding Units; and by each director and officer of EMC. The table also sets forth (i) the ownership interests of the General Partner and (ii) the ownership of EMC.

BENEFICIAL OWNERSHIP OF UNITS IN THE COMPANY,

EVERFLOW MANAGEMENT LIMITED, LLC AND EMC

			Percentage
			Interest in
		Percentage	Everflow	Percentage
	Units in	of Units in	Management	Interest in
Name of Holder	Company	Company (1)	Limited, LLC (2)	EMC

Directors and Executive Officers
William A. Siskovic (officer, Chairman of the Board & director of EMC)	140,354	3.04	25.00	25.00
Brian A. Staebler (officer and director of EMC)	92,508	2.01	25.00	25.00
Thomas L. Korner (director of EMC)	67,897	1.47	25.00	25.00
Michael W. Rathburn (officer and director of EMC)	53,886	1.17	25.00	25.00
	354,645	7.69	100.00	100.00

Other Beneficial Owners of >5% of the Company
Catherine S. Massie (3)	299,848	6.50	-	-
	654,493	14.19	100.00	100.00

(1)

Does not include the interest in the Company owned indirectly by such individuals as a result of their ownership in (i) the General Partner (based on its 1.43% interest in the Company) or (ii) EMC (based on EMC’s 1% managing member’s interest in the General Partner).

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

The officers and directors of EMC beneficially own working interests in crude oil and natural gas properties and contract with the Company to provide field operations on certain Company operated properties. These ownership interests are charged per well fees for such services on the same basis as all other working interest owners of the properties. Officers and directors made beneficial ownership investments of $10,000 during 2025 in one crude oil and natural gas property that the Company also invested in. There were no investments made in crude oil and natural gas properties during 2024.

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

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Maloney + Novotny LLC served as the Company’s independent auditor for the years ended December 31, 2025 and 2024. The following is a summary of the fees billed to the Company by Maloney + Novotny LLC for professional services rendered during the years ended December 31, 2025 and 2024, respectively.

	December 31,
	2025	2024

Audit fees	$119,600	$139,800
Tax consulting fees	500	3,500

Total	$120,100	$143,300

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

ITEM 16.         FORM 10-K SUMMARY

None.

Exhibit No.	Description

3.1	Certificate of Limited Partnership of the Registrant dated September 13, 1990, as filed with the Delaware Secretary of State on September 14, 1990	(1)

3.2	Amended and Restated Agreement of Limited Partnership of the Registrant, dated as of February 10, 2010	(2)

3.3	Articles of Incorporation of Everflow Management Corporation	(1)

3.4	Articles of Organization of Everflow Management Limited LLC	(3)

3.5	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Everflow Eastern Partners, L.P.	(7)

3.6	Second Amended and Restated Operating Agreement of Everflow Management Limited LLC dated December 31, 2021	(8)

3.7	Second Amended and Restated Close Corporation Agreement of Everflow Management Corporation dated December 31, 2021	(9)

4.1	Description of Securities

10.1	Operating facility lease dated October 3, 1995 between Everflow Eastern Partners, L.P. and A-1 Storage of Canfield, Ltd.	(4)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant	(5)

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Wright & Company, Inc. dated February 3, 2026 concerning evaluation of oil and gas reserves.

99.2	Audit Committee Charter of Everflow Management Corporation	(6)

E-1

Exhibit No.	Description

101.INS	Inline Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated herein by reference to the appropriate exhibit to Registrant's Registration Statement on Form S-1 (Reg. No. 33-36919).

(2)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Current Report on Form 8-K dated February 12, 2010 (File No. 0-19279).

(3)	Incorporated herein by reference to the appropriate exhibit to the Registrant’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999 (File No. 0-19279).

(4)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995 (File No. 0-19279).

(5)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19279).

(6)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 0-19279).

(7)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2018 (File No. 0-19279).

(8)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 0-19279).

(9)	Incorporated herein by reference to the appropriate exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 0-19279).

E-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EVERFLOW EASTERN PARTNERS, L.P.

By:	EVERFLOW MANAGEMENT LIMITED, LLC
General Partner

By:	EVERFLOW MANAGEMENT CORPORATION
Managing Member

By:	/s/ Brian A. Staebler	President, Principal	March 26, 2026
	Brian A. Staebler	Executive Officer and
Director

By:	/s/ Michael W. Rathburn	Vice President, Secretary-	March 26, 2026
	Michael W. Rathburn	Treasurer, Principal
Financial and Accounting
Officer and Director

By:	/s/ William A. Siskovic	Vice President, Principal	March 26, 2026
	William A. Siskovic	Operations Officer and
Director

By:	/s/ Thomas L. Korner	Director	March 26, 2026
Thomas L. Korner