Form 10-Q
period 2026-03-31
EVERFLOW EASTERN PARTNERS LP
filed 2026-05-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

None

There were 4,610,646 Units of limited partnership interest of the registrant as of May 8, 2026. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of March 31, 2026.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

MARCH 31, 2026

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2026 and December 31, 2025

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,457,317	$8,657,066
Investments	31,543,659	32,506,083
Production accounts receivable	1,569,814	1,228,476
Other	31,364	31,364
Total current assets	43,602,154	42,422,989

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	133,744,033	133,787,643
Pipeline and support equipment	656,630	656,630
Corporate and other	2,175,101	2,175,101
Gross property and equipment	136,575,764	136,619,374

Less accumulated depreciation, depletion, amortization and write down	130,468,065	130,292,651
Net property and equipment	6,107,699	6,326,723

OTHER ASSETS	311,235	307,302

TOTAL ASSETS	$50,021,088	$49,057,014

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

March 31, 2026 and December 31, 2025

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,003,376	$2,984,192
Accrued expenses	504,695	1,031,477
Total current liabilities	3,508,071	4,015,669

OPERATIONAL ADVANCES	3,617,103	3,538,740

ASSET RETIREMENT OBLIGATIONS	19,032,969	18,740,023

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,610,646 Units	23,520,653	22,436,073

GENERAL PARTNER'S EQUITY	342,292	326,509
Total partners' equity	23,862,945	22,762,582

TOTAL LIABILITIES AND PARTNERS' EQUITY	$50,021,088	$49,057,014

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
REVENUES
Crude oil and natural gas sales	$2,533,625	$2,015,764
Well management and operating	141,694	141,731
Other	901	457
Total revenues	2,676,220	2,157,952

DIRECT COST OF REVENUES
Production costs	689,377	738,647
Well management and operating	85,231	85,214
Depreciation, depletion and amortization	193,091	73,740
Accretion expense	335,300	266,700
Total direct cost of revenues	1,302,999	1,164,301

GENERAL AND ADMINISTRATIVE EXPENSE	530,295	522,581
Total cost of revenues	1,833,294	1,686,882

INCOME FROM OPERATIONS	842,926	471,070

OTHER INCOME
Investment income	259,832	404,000
Gain (loss) on disposal of property and equipment	(2,395)	96,968
Total other income	257,437	500,968

NET INCOME	$1,100,363	$972,038

Allocation of Partnership Net Income:
Limited Partners	$1,084,579	$958,166
General Partner	15,784	13,872

Net income	$1,100,363	$972,038

Net income per Unit	$0.24	$0.21

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025

PARTNERS' EQUITY - BEGINNING OF PERIOD	$22,762,582	$20,334,784

Net income	1,100,363	972,038

PARTNERS' EQUITY - END OF PERIOD	$23,862,945	$21,306,822

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,100,363	$972,038
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	217,591	96,540
Accretion expense	335,300	266,700
Unrealized (gain) loss on investments	98,741	(28,240)
(Gain) loss on disposal of property and equipment	2,395	(96,968)
Changes in assets and liabilities:
Production accounts receivable	(341,338)	(306,328)
Other current assets	-	8,096
Other assets	(3,933)	(3,840)
Accounts payable	19,184	32,383
Accrued expenses	(570,098)	(540,824)
Operational advances	78,363	71,963
Total adjustments	(163,795)	(500,518)
Net cash provided by operating activities	936,568	471,520

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(321,200)	(1,522,508)
Proceeds from sale of investments	1,184,883	-
Purchase of property and equipment	-	(78,048)
Proceeds from disposal of property and equipment	-	41,943
Net cash provided by (used in) investing activities	863,683	(1,558,613)

NET CHANGE IN CASH AND EQUIVALENTS	1,800,251	(1,087,093)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	8,657,066	9,219,826

CASH AND EQUIVALENTS - END OF PERIOD	$10,457,317	$8,132,733

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-‐Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the disclosures normally required by GAAP, or those normally made in an Annual Report on Form 10-K, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto which are incorporated in Everflow Eastern Partners, L.P.’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2026.

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of March 31, 2026 and December 31, 2025, cash and equivalents include $3,617,103 and $3,538,740, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $1,095,400 and $1,082,600 as of March 31, 2026 and December 31, 2025, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at March 31, 2026 and December 31, 2025; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at March 31, 2026 and December 31, 2025.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at March 31, 2026 and December 31, 2025.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Accounts Payable:
Production and related other	$2,928,495	$2,911,105
Other	74,881	73,087

Total accounts payable	$3,003,376	$2,984,192

Accrued Expenses:
Current portion of asset retirement obligations	$277,000	$242,000
Payroll and retirement plan contributions	152,526	728,134
Other general and adminstrative	66,200	25,400
Federal, state and local taxes	8,969	35,943

Total accrued expenses	$504,695	$1,031,477

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2026 Repurchase Right, based upon the December 31, 2025 calculation, is $1.35 per Unit, net of a $0.50 per Unit distribution made in April 2026.

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,610,646 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2025. There were no instruments outstanding at March 31, 2026 or 2025 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 810,000 MCF from April 2026 through April 2027 at various monthly weighted-average pricing provisions averaging $3.30 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Company’s liquidity, capital resources and results of operations. It is suggested that this information be read in conjunction with the Company’s interim consolidated financial statements, the related notes to consolidated financial statements and the Company’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2026.

Liquidity and Capital Resources

The following table summarizes the Company's financial position at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$40,094	86%	$38,407	85%
Property and equipment (net)	6,108	13	6,327	14
Other	311	1	307	1
Total	$46,513	100%	$45,041	100%

Long-term liabilities	$22,650	49%	$22,278	49%
Partners' equity	23,863	51	22,763	51
Total	$46,513	100%	$45,041	100%

Working capital of $40.1 million as of March 31, 2026 represented an increase of $1.7 million from December 31, 2025, due primarily to increases in cash and equivalents and production accounts receivable, as well as a decrease in accrued expenses, offset somewhat by a decrease in investments. The increase in cash and equivalents is primarily the result of cash provided by operating and investing activities during the three month period ended March 31, 2026. The increase in production accounts receivable is primarily the combined result of an increase in crude oil volumes sold and higher average natural gas and crude oil prices received during the current receivable period as compared to the prior comparable period. The decrease in accrued expenses is primarily the result of all payroll and retirement plan contributions accrued at December 31, 2025 being paid during the three month period ended March 31, 2026. The decrease in investments is primarily the result of sales of shares in a mutual fund during the three month period ended March 31, 2026 that invests primarily in investment grade, short-term fixed and floating rate securities.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalents. The Company has had no borrowings in 2026 or 2025 and no principal indebtedness was outstanding as of May 12, 2026. The Company’s cash flow provided by operations before the change in working capital was $1.7 million during the three month period ended March 31, 2026, an increase of $400,000 as compared to $1.3 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents decreased cash by $794,000 during the three month period ended March 31, 2026. Cash flows provided by operating activities was $937,000 for the three month period ended March 31, 2026.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties, and the repurchase of Units pursuant to the 2026 Repurchase Right and the payment of future cash distributions, including a Unitholder distribution amounting to approximately $2.3 million in April 2026.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 810,000 MCF from April 2026 through April 2027 at various monthly weighted-average pricing provisions averaging $3.30 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three month periods ended March 31, 2026 and 2025. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months
	Ended March 31,
	2026	2025

Revenues:
Crude oil and natural gas sales	95%	93%
Well management and operating and other	5	7
Total revenues	100%	100%

Expenses:
Production costs	26	34
Well management and operating	3	4
Depreciation, depletion and amortization	7	4
Accretion expense	13	12
General and administrative expense	20	24
Total expenses	69%	78%

Other income:
Investment income	10	19
Gain (loss) on disposal of property and equipment	-	4
Total other income	10%	23%

Net income	41%	45%

Revenues for the three month period ended March 31, 2026 increased $518,000, or 24%, as compared to the prior comparable period. The increase was primarily the result of an increase in crude oil and natural gas sales.

Crude oil and natural gas sales increased $518,000, or 26%, during the three month period ended March 31, 2026 as compared to the prior comparable period. The increase was primarily the result of higher average natural gas and crude oil prices received and additional crude oil volumes sold during the three month period ended March 31, 2026 as compared to the prior comparable period.

Depreciation, depletion and amortization (“DD&A”) increased $119,000, or 162%, during the three month period ended March 31, 2026 as compared to the prior comparable period. The primary reason for the increase was additional oil and gas properties being depleted during the three month period ended March 31, 2026 as compared to the prior comparable period. The Company recognized $417,000 of additions to proved properties at December 31, 2025 in association with revisions made to estimates of plugging costs in association with asset retirement obligations.

Other income decreased $244,000, or 49%, during the three month period ended March 31, 2026 as compared to the prior comparable period. The decrease is primarily the result of decreases in investment income and gain on disposal of property and equipment during the three month period ended March 31, 2026 as compared to the prior comparable period. The decrease in investment income is primarily due to unrealized losses on investments recognized by the Company during the three month period ended March 31, 2026 as compared to unrealized gains on investments recognized by the Company during the prior comparable period.

The Company reported net income of $1.1 million and $972,000 during the three month periods ended March 31, 2026 and 2025, respectively, representing 41% and 45% of total revenues during the three month periods ended March 31, 2026 and 2025, respectively. The increase in net income was primarily the result of an increase in crude oil and natural gas sales during the three month period ended March 31, 2026 as compared to the prior comparable period, offset somewhat by an increase in DD&A and a decrease in other income during the three month period ended March 31, 2026 as compared to the prior comparable period.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The critical accounting policies that affect the Company’s more complex judgments and estimates are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Forward-Looking Statements

Except for historical financial information contained in this Form 10-Q, the statements made in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In addition, words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” variations of such words and similar expressions are intended to identify forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include price fluctuations in the gas market in the Appalachian Basin, actual oil and gas production and the ability to locate economically productive oil and gas prospects for development by the Company. In addition, any forward-looking statements speak only as of the date on which such statement is made and the Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The certifications of the Company’s CEO and CFO are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q and include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4., including the information incorporated by reference to our filing on Form 10-K for the year ended December 31, 2025, for a more complete understanding of the matters covered by such certifications.

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

During the quarter ended March 31, 2026, none of EEI’s or EMC’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: May 12, 2026	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer (Duly Authorized Officer)