Form 10-Q
period 2026-06-30
EVERFLOW EASTERN PARTNERS LP
filed 2026-08-11
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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
None

There were 4,584,973 Units of limited partnership interest of the registrant as of August 7, 2026. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of June 30, 2026.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

JUNE 30, 2026

EVERFLOW EASTERN PARTNERS, L.P.

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$9,640,486	$8,657,066
Investments	32,673,977	32,506,083
Production accounts receivable	692,096	1,228,476
Other	31,364	31,364
Total current assets	43,037,923	42,422,989

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	133,744,033	133,787,643
Pipeline and support equipment	656,630	656,630
Corporate and other	2,175,101	2,175,101
Gross property and equipment	136,575,764	136,619,374

Less accumulated depreciation, depletion, amortization and write down	130,676,545	130,292,651
Net property and equipment	5,899,219	6,326,723

OTHER ASSETS	315,077	307,302

TOTAL ASSETS	$49,252,219	$49,057,014

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,176,971	$2,984,192
Accrued expenses	697,921	1,031,477
Total current liabilities	3,874,892	4,015,669

OPERATIONAL ADVANCES	3,744,644	3,538,740

ASSET RETIREMENT OBLIGATIONS	19,293,369	18,740,023

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,584,973 Units and 4,610,646 Units	22,017,108	22,436,073

GENERAL PARTNER'S EQUITY	322,206	326,509
Total partners' equity	22,339,314	22,762,582

TOTAL LIABILITIES AND PARTNERS' EQUITY	$49,252,219	$49,057,014

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2026	2025	2026	2025
REVENUES
Crude oil and natural gas sales	$2,044,142	$1,790,214	$4,577,767	$3,805,978
Well management and operating	119,245	127,018	260,939	268,749
Other	583	472	1,484	929
Total revenues	2,163,970	1,917,704	4,840,190	4,075,656

DIRECT COST OF REVENUES
Production costs	504,101	501,127	1,193,478	1,239,774
Well management and operating	71,035	76,444	156,266	161,658
Depreciation, depletion and amortization	188,980	86,758	382,071	160,498
Accretion expense	260,400	248,000	595,700	514,700
Total direct cost of revenues	1,024,516	912,329	2,327,515	2,076,630

GENERAL AND ADMINISTRATIVE EXPENSE	610,776	531,708	1,141,071	1,054,289
Total cost of revenues	1,635,292	1,444,037	3,468,586	3,130,919

INCOME FROM OPERATIONS	528,678	473,667	1,371,604	944,737

OTHER INCOME
Investment income	321,221	407,236	581,053	811,236
Gain (loss) on disposal of property and equipment	-	2,313	(2,395)	99,281
Total other income	321,221	409,549	578,658	910,517

NET INCOME	$849,899	$883,216	$1,950,262	$1,855,254

Allocation of Partnership Net Income:
Limited Partners	$837,851	$870,612	$1,922,430	$1,828,778
General Partner	12,048	12,604	27,832	26,476

Net income	$849,899	$883,216	$1,950,262	$1,855,254

Net income per Unit	$0.18	$0.18	$0.42	$0.39

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025

PARTNERS' EQUITY - BEGINNING OF PERIOD	$22,762,582	$20,334,784

Net income	1,950,262	1,855,254

Cash distributions ($0.50 per Unit in 2026)	(2,338,872)	-

Repurchase of Units	(69,317)	(63,555)

Options exercised	34,659	31,778

PARTNERS' EQUITY - END OF PERIOD	$22,339,314	$22,158,261

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,950,262	$1,855,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	426,071	208,198
Accretion expense	595,700	514,700
Unrealized (gain) loss on investments	130,803	(58,211)
(Gain) loss on disposal of property and equipment	2,395	(99,281)
Changes in assets and liabilities:
Production accounts receivable	536,380	(8,362)
Other current assets	-	8,096
Other assets	(7,775)	(7,773)
Accounts payable	192,779	176,065
Accrued expenses	(446,189)	(499,437)
Operational advances	205,904	161,166
Total adjustments	1,636,068	395,161
Net cash provided by operating activities	3,586,330	2,250,415

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,483,580)	(1,853,151)
Proceeds from sale of investments	1,184,883	-
Purchase of property and equipment	-	(135,896)
Proceeds from disposal of property and equipment	-	41,943
Net cash used in investing activities	(298,697)	(1,947,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,338,872)	-
Proceeds from options exercised	34,659	31,778
Net cash provided by (used in) financing activities	(2,304,213)	31,778

NET CHANGE IN CASH AND EQUIVALENTS	983,420	335,089

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	8,657,066	9,219,826

CASH AND EQUIVALENTS - END OF PERIOD	$9,640,486	$9,554,915

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of June 30, 2026 and December 31, 2025, cash and equivalents include $3,744,644 and $3,538,740, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $1,150,400 and $1,082,600 as of June 30, 2026 and December 31, 2025, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at June 30, 2026 and December 31, 2025; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at June 30, 2026 and December 31, 2025.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at June 30, 2026 and December 31, 2025.

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

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Accounts Payable:
Production and related other	$3,106,184	$2,911,105
Other	70,787	73,087

Total accounts payable	$3,176,971	$2,984,192

Accrued Expenses:
Payroll and retirement plan contributions	$305,066	$728,134
Current portion of asset retirement obligations	277,000	242,000
Repurchase of Units	69,317	-
Other general and adminstrative	28,600	25,400
Federal, state and local taxes	17,938	35,943

Total accrued expenses	$697,921	$1,031,477

Note 3.	Partners’ Equity

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

The partnership agreement provides that Everflow will repurchase for cash up to 10% of the then outstanding Units, to the extent Unitholders offer Units to Everflow for repurchase pursuant to the Repurchase Right. The Repurchase Right entitles any Unitholder, between May 1 and June 30 of each year, to notify Everflow that the Unitholder elects to exercise the Repurchase Right and have Everflow acquire certain or all Units. The price to be paid for any such Units is calculated based upon the audited financial statements of the Company as of December 31 of the year prior to the year in which the Repurchase Right is to be effective and independently prepared reserve reports. The price per Unit equals 66% of the adjusted book value of the Company allocable to the Units, divided by the number of Units outstanding at the beginning of the year in which the applicable Repurchase Right is to be effective less interim cash distributions received by a Unitholder. The adjusted book value is calculated by adding partners’ equity, the Standardized Measure of Discounted Future Net Cash Flows and the tax effect included in the Standardized Measure and subtracting from that sum the carrying value of oil and gas properties (net of undeveloped lease costs). If more than 10% of the then outstanding Units are tendered during any period during which the Repurchase Right is to be effective, the Investors’ Units tendered shall be prorated for purposes of calculating the actual number of Units to be acquired during any such period. The price associated with the 2026 Repurchase Right, based upon the December 31, 2025 calculation, was $1.35 per Unit, net of a $0.50 per Unit distribution made in April 2026. The repurchase of Units of $69,317 was paid in July 2026.

In June 2026, the Company repurchased 51,346 Units pursuant to the Repurchase Right at the price of $1.35 per Unit. In June 2025, the Company repurchased 48,148 Units pursuant to the Repurchase Right at a price of $1.32 per Unit. In June 2024, the Company repurchased 141,966 Units pursuant to the Repurchase Right at a price of $1.46 per Unit.

The Company has an Option Repurchase Plan (the “Option Plan”) which permits the grant of options to select officers and employees to purchase certain Units acquired by the Company pursuant to the Repurchase Right. The purpose of the Option Plan is to assist the Company to attract and retain officers and other key employees and to enable those individuals to acquire or increase their ownership interest in the Company in order to encourage them to promote the growth and profitability of the Company. The Option Plan is designed to align directly the financial interests of the participants with the financial interests of the Unitholders. The Company granted 25,673, 24,074 and 30,000 options to officers and certain key employees in June 2026, 2025 and 2024, respectively. All options granted were exercised on the same date.

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,584,973 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2026. There were no instruments outstanding at June 30, 2026 or 2025 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 500,000 MCF from July 2026 through April 2027 at various monthly weighted-average pricing provisions averaging $3.37 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$39,163	86%	$38,407	85%
Property and equipment (net)	5,899	13	6,327	14
Other	315	1	307	1
Total	$45,377	100%	$45,041	100%

Long-term liabilities	$23,038	51%	$22,278	49%
Partners' equity	22,339	49	22,763	51
Total	$45,377	100%	$45,041	100%

Working capital of $39.2 million as of June 30, 2026 represented an increase of $800,000 from December 31, 2025, due primarily to an increase in cash and equivalents and a decrease in accrued expenses, offset somewhat by a decrease in production accounts receivable. The increase in cash and equivalents is primarily the result of cash provided by operating activities, offset somewhat by cash used in investing and financing activities. The decrease in accrued expenses is primarily the effect of all payroll and retirement plan contributions accrued at December 31, 2025 being paid during the six months ended June 30, 2026. The decrease in production accounts receivable is primarily due to the combined result of a decrease in natural gas volumes produced and lower average natural gas prices received during the current receivable period as compared to the prior comparable period, as well as miscellaneous timing differences of production costs and receipts recognized during the current receivable period as compared to the prior comparable period. The decrease in natural gas volumes produced was primarily the result of additional Company operated properties being voluntarily shut-in during the current receivable period as compared to the prior comparable period.

Property and equipment of $5.9 million as of June 30, 2026, represented a decrease of $430,000 from December 31, 2025, due primarily to depreciation, depletion and amortization (“DD&A”) recognized during the six month period ended June 30, 2026.

Long-term liabilities of $23.0 million as of June 30, 2026, represented an increase of $760,000 from December 31, 2025, due primarily to accretion associated with asset retirement obligations and additional operational advances collected during the six month period ended June 30, 2026.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2026 or 2025 and no principal indebtedness was outstanding as of August 7, 2026. The Company’s cash flow provided by operations before the change in working capital was $3.2 million during the six months ended June 30, 2026, an increase of $600,000 as compared to $2.6 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $414,000 during the six months ended June 30, 2026. Cash flows provided by operating activities was $3.6 million for the six months ended June 30, 2026.

Management of the Company believes cash flows and existing cash and equivalents should be sufficient to meet the current funding requirements of ongoing operations, capital investments to develop and/or purchase oil and gas properties and the repurchase of Units pursuant to the 2027 Repurchase Right, if necessary. The Company used existing cash and equivalents to fund the payment of a Unitholder distribution amounting to approximately $2.3 million in April 2026 and to fund the repurchase of Units related to the 2026 Repurchase Right amounting to approximately $69,000 in July 2026.

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 500,000 MCF from July 2026 through April 2027 at various monthly weighted-average pricing provisions averaging $3.37 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and six month periods ended June 30, 2026 and 2025. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Revenues:
Crude oil and natural gas sales	94%	93%	95%	93%
Well management and operating and other	6	7	5	7
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	24	26	25	30
Well management and operating	3	4	3	4
Depreciation, depletion and amortization	9	4	8	4
Accretion expense	12	13	12	12
General and administrative expense	28	28	24	26
Total expenses	76%	75%	72%	76%

Other income:
Investment income	15	21	12	20
Gain on disposal of property and equipment	-	-	-	2
Total other income	15%	21%	12%	22%

Net income	39%	46%	40%	46%

Revenues for the three month period ended June 30, 2026 increased $246,000, or 13%, as compared to the prior comparable period. Revenues for the six month period ended June 30, 2026 increased $765,000, or 19%, as compared to the prior comparable period. Both revenue variances were primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $254,000, or 14%, during the three month period ended June 30, 2026 as compared to the prior comparable period. Crude oil and natural gas sales increased $772,000, or 20%, during the six month period ended June 30, 2026 as compared to the prior comparable period. The increases were primarily the result of higher average crude oil prices received and additional crude oil volumes sold during the three and six month periods ended June 30, 2026 as compared to the prior comparable periods.

Depreciation, depletion and amortization (“DD&A”) increased $102,000, or 118%, during the three month period ended June 30, 2026 as compared to the prior comparable period. DD&A increased $222,000, or 138%, during the six month period ended June 30, 2026, as compared to the prior comparable period. Both increases are primarily due to additional oil and gas properties being depleted during the three and six month periods ended June 30, 2026 as compared to the prior comparable periods. The Company recognized $417,000 of additions to proved properties at December 31, 2025 in association with revisions made to estimates of plugging costs in association with asset retirement obligations.

Accretion expense increased $12,000, or 5%, during the three month period ended June 30, 2026 as compared to the prior comparable period. Accretion expense increased $81,000, or 16%, during the six month period ended June 30, 2026 as compared to the prior comparable period. Both increases were due to the recognition of additional liabilities at December 31, 2025 resulting from revisions made to estimates of plugging costs associated with asset retirement obligations.

Other income decreased $88,000, or 22%, during the three month period ended June 30, 2026 as compared to the prior comparable period. The decrease was primarily the result of a decrease in investment income during the three month period ended June 30, 2026 as compared to the prior comparable period. Other income decreased $332,000, or 36%, for the six month period ended June 30, 2026 as compared to the prior comparable period. The decrease was primarily the result of decreases in investment income and gain on disposal of property and equipment during the six month period ended June 30, 2026 as compared to the prior comparable period. The decreases in investment income were primarily due to unrealized losses on investments recognized by the Company during the three and six month periods ended June 30, 2026 as compared to unrealized gains on investments recognized by the Company during the prior comparable periods.

The Company reported net income of $850,000 and $883,000 during the three month periods ended June 30, 2026 and 2025, respectively, representing 39% and 46% of total revenues during the three month periods ended June 30, 2026 and 2025, respectively. The decrease in net income was primarily the result of increases in DD&A and accretion expense as well as a decrease in other income during the three month period ended June 30, 2026 as compared to the prior comparable period, offset somewhat by an increase in crude oil and natural gas sales during the three month period ended June 30, 2026 as compared to the prior comparable period. The Company reported net income of $2.0 million and $1.9 million during the six month periods ended June 30, 2026 and 2025, respectively, representing 40% and 46% of total revenues during the six month periods ended June 30, 2026 and 2025, respectively. The increase in net income was primarily the result of an increase in crude oil and natural gas sales during the six month period ended June 30, 2026 as compared to the prior comparable period, offset somewhat by increases in DD&A and accretion expense as well as a decrease in other income during the six month period ended June 30, 2026 as compared to the prior comparable period.

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

Part II	OTHER INFORMATION

Item 5.	OTHER INFORMATION

During the six month period ended June 30, 2026, none of EEI’s or EMC’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: August 11, 2026	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and Principal Financial and Accounting Officer
(Duly Authorized Officer)