Form 10-Q
period 2026-09-30
EVERFLOW EASTERN PARTNERS LP
filed 2026-11-12
CIK 868082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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
None

There were 4,584,973 Units of limited partnership interest of the registrant as of November 9, 2026. The Units generally do not have any voting rights, but, in certain circumstances, the Units are entitled to one vote per Unit.

Except as otherwise indicated, the information contained in this report is as of September 30, 2026.

EVERFLOW EASTERN PARTNERS, L.P.

EVERFLOW EASTERN PARTNERS, L. P.

CONSOLIDATED FINANCIAL REPORT

SEPTEMBER 30, 2026

Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2026 and December 31, 2025

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$9,486,596	$8,657,066
Investments	33,335,019	32,506,083
Production accounts receivable	750,670	1,228,476
Other	31,364	31,364
Total current assets	43,603,649	42,422,989

PROPERTY AND EQUIPMENT
Proved properties (successful efforts accounting method)	133,611,737	133,787,643
Pipeline and support equipment	656,630	656,630
Corporate and other	2,311,199	2,175,101
Gross property and equipment	136,579,566	136,619,374

Less accumulated depreciation, depletion, amortization and write down	130,754,886	130,292,651
Net property and equipment	5,824,680	6,326,723

OTHER ASSETS	318,918	307,302

TOTAL ASSETS	$49,747,247	$49,057,014

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

September 30, 2026 and December 31, 2025

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,275,707	$2,984,192
Accrued expenses	751,712	1,031,477
Total current liabilities	4,027,419	4,015,669

OPERATIONAL ADVANCES	3,802,372	3,538,740

ASSET RETIREMENT OBLIGATIONS	19,549,293	18,740,023

COMMITMENTS AND CONTINGENCIES

LIMITED PARTNERS' EQUITY, SUBJECT TO REPURCHASE RIGHT
Authorized - 8,000,000 Units
Issued and outstanding - 4,584,973 Units and 4,610,646 Units	22,045,541	22,436,073

GENERAL PARTNER'S EQUITY	322,622	326,509
Total partners' equity	22,368,163	22,762,582

TOTAL LIABILITIES AND PARTNERS' EQUITY	$49,747,247	$49,057,014

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2026	2025	2026	2025
REVENUES
Crude oil and natural gas sales	$1,287,681	$1,291,441	$5,865,448	$5,097,419
Well management and operating	107,716	104,112	368,655	372,861
Other	593	685	2,077	1,614
Total revenues	1,395,990	1,396,238	6,236,180	5,471,894

DIRECT COST OF REVENUES
Production costs	566,251	552,075	1,759,729	1,791,849
Well management and operating	63,678	62,583	219,944	224,241
Depreciation, depletion and amortization	186,180	82,540	568,251	243,038
Accretion expense	266,300	226,200	862,000	740,900
Total direct cost of revenues	1,082,409	923,398	3,409,924	3,000,028

GENERAL AND ADMINISTRATIVE EXPENSE	582,304	545,808	1,723,375	1,600,097
Total cost of revenues	1,664,713	1,469,206	5,133,299	4,600,125

INCOME (LOSS) FROM OPERATIONS	(268,723)	(72,968)	1,102,881	871,769

OTHER INCOME
Investment income	270,453	418,972	851,506	1,230,208
Gain (loss) on disposal of property and equipment	27,119	(9,412)	24,724	89,869
Total other income	297,572	409,560	876,230	1,320,077

NET INCOME	$28,849	$336,592	$1,979,111	$2,191,846

Allocation of Partnership Net Income:
Limited Partners	$28,240	$331,736	$1,950,670	$2,160,514
General Partner	609	4,856	28,441	31,332

Net income	$28,849	$336,592	$1,979,111	$2,191,846

Net income per Unit	$-	$0.08	$0.42	$0.47

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025

PARTNERS' EQUITY - BEGINNING OF PERIOD	$22,762,582	$20,334,784

Net income	1,979,111	2,191,846

Cash distributions ($0.50 per Unit in 2026)	(2,338,872)	-

Repurchase of Units	(69,317)	(63,555)

Options exercised	34,659	31,778

PARTNERS' EQUITY - END OF PERIOD	$22,368,163	$22,494,853

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,979,111	$2,191,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	634,451	312,938
Accretion expense	862,000	740,900
Unrealized (gain) loss on investments	230,721	(90,431)
Gain on disposal of property and equipment	(24,724)	(89,869)
Changes in assets and liabilities:
Production accounts receivable	477,806	48,603
Other current assets	-	(3,304)
Other assets	(11,616)	(11,706)
Accounts payable	291,515	238,084
Accrued expenses	(304,081)	(386,841)
Operational advances	263,632	239,706
Total adjustments	2,419,704	998,080
Net cash provided by operating activities	4,398,815	3,189,926

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,244,540)	(3,447,148)
Proceeds from sale of investments	1,184,883	-
Purchase of property and equipment	(136,098)	(173,842)
Proceeds from disposal of property and equipment	-	61,111
Net cash used in investing activities	(1,195,755)	(3,559,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions	(2,338,872)	-
Repurchase of Units	(69,317)	(63,555)
Proceeds from options exercised	34,659	31,778
Net cash used in financing activities	(2,373,530)	(31,777)

NET CHANGE IN CASH AND EQUIVALENTS	829,530	(401,730)

CASH AND EQUIVALENTS - BEGINNING OF PERIOD	8,657,066	9,219,826

CASH AND EQUIVALENTS - END OF PERIOD	$9,486,596	$8,818,096

See notes to unaudited consolidated financial statements.

EVERFLOW EASTERN PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

G.

Operational Advances - The Company collects and maintains funds on behalf of joint venture partners who own working interests in wells of which the Company manages for their anticipated share of future plugging and abandonment costs. As of September 30, 2026 and December 31, 2025, cash and equivalents include $3,802,372 and $3,538,740, respectively, of operational advances. Operational advances held on behalf of employees, including officers, and directors were approximately $1,158,000 and $1,082,600 as of September 30, 2026 and December 31, 2025, respectively.

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

Based on the Company's judgment, the Company's performance obligations have been satisfied and an unconditional right to consideration exists at September 30, 2026 and December 31, 2025; therefore, the Company recognized amounts due from contracts with customers as production accounts receivable within the Company’s consolidated balance sheets at September 30, 2026 and December 31, 2025.

The Company utilizes the sales method to account for gas production volume imbalances. Under this method, revenue is recognized only when gas is produced and sold on the Company’s behalf. The Company had no material gas imbalances at September 30, 2026 and December 31, 2025.

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

The CEO regularly evaluates performance of the aggregated single operating and reporting segment, makes operating decisions and allocates resources based on net income calculated on the same basis, as is net income reporting in the Company’s consolidated statement of operations. The CEO is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statement of operations.

M.

New Accounting Standards - The Company has reviewed recently issued accounting standards in order to determine their effects, if any, on the consolidated financial statements. Based on that review, the Company believes that none of these standards will have a significant effect on current or future earnings or results of operations.

EVERFLOW EASTERN PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Current Liabilities

The Company’s current liabilities consist of the following on September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Accounts Payable:
Production and related other	$3,203,036	$2,911,105
Other	72,671	73,087

Total accounts payable	$3,275,707	$2,984,192

Accrued Expenses:
Payroll and retirement plan contributions	$457,605	$728,134
Current portion of asset retirement obligations	258,000	242,000
Federal, state and local taxes	26,907	35,943
Other general and administrative	9,200	25,400

Total accrued expenses	$751,712	$1,031,477

Note 3.	Partners’ Equity

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

All Units repurchased pursuant to the Repurchase Right are retired except for those Units issued through the exercise of options pursuant to the Option Plan. There were 4,584,973 outstanding Units following the Company’s repurchase of Units and issuance of options in June 2026. There were no instruments outstanding at September 30, 2026 or 2025 that would potentially dilute net income per Unit.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 270,000 MCF from October 2026 through April 2027 at various monthly weighted-average pricing provisions averaging $3.48 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on a monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

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

Liquidity and Capital Resources

The following table summarizes the Company's financial position at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
	(Amounts in Thousands)		(Amounts in Thousands)

Working capital	$39,576	87%	$38,407	85%
Property and equipment (net)	5,825	12	6,327	14
Other	319	1	307	1
Total	$45,720	100%	$45,041	100%

Long-term liabilities	$23,352	51%	$22,278	49%
Partners' equity	22,368	49	22,763	51
Total	$45,720	100%	$45,041	100%

Working capital of $39.6 million as of September 30, 2026 represented an increase of $1.2 million from December 31, 2025, due primarily to increases in cash and equivalents and investments and a decrease in accrued expenses, offset somewhat by a decrease in production accounts receivable and an increase in accounts payable. The increase in cash and equivalents is primarily the result of cash provided by operating activities, offset somewhat by cash used in investing and financing activities. The increase in investments is primarily the result of additional purchases of shares in a mutual fund that invests primarily in investment grade, short-term fixed and floating rate debt securities. The decrease in accrued expenses is primarily the effect of all payroll and retirement plan contributions accrued at December 31, 2025 being paid during the nine months ended September 30, 2026. The decrease in production accounts receivable is primarily due to the combined result of a decrease in natural gas volumes produced and lower average natural gas prices received during the current receivable period as compared to the prior comparable period, offset somewhat by higher average crude oil prices received during the current receivable period as compared to the prior comparable period. The decrease in natural gas volumes produced was primarily the result of additional Company operated properties being voluntarily shut-in during the current receivable period as compared to the prior comparable period. The increase in accounts payable is primarily the result of additional production and related other payables at September 30, 2026 as compared to the prior comparable period.

Property and equipment of $5.8 million as of September 30, 2026, represented a decrease of $502,000 from December 31, 2025, due primarily to depreciation, depletion and amortization (“DD&A”) recognized during the nine month period ended September 30, 2026.

Long-term liabilities of $23.4 million as of September 30, 2026, represented an increase of $1.1 million from December 31, 2025, due primarily to accretion associated with asset retirement obligations and additional operational advances collected during the nine month period ended September 30, 2026.

The Company generally funds its operations with cash generated by operations and/or existing cash and equivalent balances. The Company has had no borrowings in 2026 or 2025 and no principal indebtedness was outstanding as of November 9, 2026. The Company’s cash flow provided by operations before the change in working capital was $3.7 million during the nine months ended September 30, 2026, an increase of $300,000 as compared to $3.4 million of cash flow provided by operations before the change in working capital during the prior comparable period. Changes in working capital from operations other than cash and equivalents increased cash by $696,000 during the nine months ended September 30, 2026. Cash flows provided by operating activities was $4.4 million for the nine months ended September 30, 2026.

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

The Company has multiple contracts with a gas purchaser which obligate the gas purchaser to purchase, and the Company to sell and deliver, certain quantities of natural gas production from the Company’s oil and gas properties throughout the contract periods. The Company may elect to lock-in specific volumes of natural gas to be sold in specific months at a mutually agreeable price. The Company has elected to lock-in 270,000 MCF from October 2026 through April 2027 at various monthly weighted-average pricing provisions averaging $3.48 per MCF, net of regional basis adjustments. Pricing provisions with the gas purchaser apply to certain fixed quantities on a monthly basis with excess monthly quantities being priced based on the monthly settlement price, net of a regional basis adjustment. The impact of these contracts on the Company’s future oil and gas sales cannot fully be measured until actual production volumes and prices have been determined. Management believes the Company can meet its delivery commitments based on estimated production.

Results of Operations

The following table and discussion is a review of the results of operations of the Company for the three and nine month periods ended September 30, 2026 and 2025. All items in the table are calculated as a percentage of total revenues. This table should be read in conjunction with the discussions of select items below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Revenues:
Crude oil and natural gas sales	92%	92%	94%	93%
Well management and operating and other	8	8	6	7
Total revenues	100%	100%	100%	100%

Expenses:
Production costs	41	40	28	33
Well management and operating	4	4	3	4
Depreciation, depletion and amortization	13	6	10	4
Accretion expense	19	16	14	14
General and administrative expense	42	39	27	29
Total expenses	119%	105%	82%	84%

Other income:
Investment income	19	30	14	22
Gain (loss) on disposal of property and equipment	2	(1)	-	2
Total other income	21%	29%	14%	24%

Net income	2%	24%	32%	40%

Revenues for the nine month period ended September 30, 2026 increased $764,000, or 14%, as compared to the prior comparable period. The increase was primarily the result of increases in crude oil and natural gas sales.

Crude oil and natural gas sales increased $768,000, or 15%, during the nine month period ended September 30, 2026 as compared to the prior comparable period. The increase was primarily the result of higher average natural gas and crude oil prices received and additional crude oil volumes sold, offset somewhat by less natural gas volumes produced during the nine month period ended September 30, 2026 as compared to the prior comparable period. The decrease in natural gas volumes produced was primarily the result of normal production decline associated with existing oil and gas properties.

Depreciation, depletion and amortization (“DD&A”) increased $104,000, or 126%, during the three month period ended September 30, 2026 as compared to the prior comparable period. DD&A increased $325,000, or 134%, during the nine month period ended September 30, 2026, as compared to the prior comparable period. Both increases are primarily due to additional oil and gas properties being depleted during the three and nine month periods ended September 30, 2026 as compared to the prior comparable periods. The Company recognized $417,000 of additions to proved properties at December 31, 2025 in association with revisions made to estimates of plugging costs in association with asset retirement obligations.

Accretion expense increased $40,000, or 18%, during the three month period ended September 30, 2026 as compared to the prior comparable period. Accretion expense increased $121,000, or 16%, during the nine month period ended September 30, 2026 as compared to the prior comparable period. Both increases were due to the recognition of additional liabilities at December 31, 2025 resulting from revisions made to estimates of plugging costs associated with asset retirement obligations.

General and administrative expense increased $123,000, or 8%, during the nine month period ended September 30, 2026 as compared to the prior comparable period. The increase was primarily the result of increased legal fees as well as other miscellaneous administrative costs.

Other income decreased $112,000, or 27%, during the three month period ended September 30, 2026 as compared to the prior comparable period. The decrease was primarily the result of a decrease in investment income during the three month period ended September 30, 2026 as compared to the prior comparable period, offset somewhat by gain on disposal of property and equipment during the three month period ended September 30, 2026. Other income decreased $444,000, or 34%, for the nine month period ended September 30, 2026 as compared to the prior comparable period. The decrease was primarily the result of decreases in investment income and gain on disposal of property and equipment during the nine month period ended September 30, 2026 as compared to the prior comparable period. The decreases in investment income were primarily due to unrealized losses on investments recognized by the Company during the three and nine month periods ended September 30, 2026 as compared to unrealized gains on investments recognized by the Company during the prior comparable periods.

The Company reported net income of $29,000 and $337,000 during the three month periods ended September 30, 2026 and 2025, respectively, representing 2% and 24% of total revenues during the three month periods ended September 30, 2026 and 2025, respectively. The decrease in net income was primarily the result of increases in DD&A and accretion expense and a decrease in other income during the three month period ended September 30, 2026 as compared to the prior comparable period. The Company reported net income of $2.0 million and $2.2 million during the nine month periods ended September 30, 2026 and 2025, respectively, representing 32% and 40% of total revenues during the nine month periods ended September 30, 2026 and 2025, respectively. The decrease in net income was primarily the result of increases in DD&A, accretion expense and general and administrative expense and a decrease in other income, offset somewhat by an increase in crude oil and natural gas sales during the nine month period ended September 30, 2026 as compared to the prior comparable period.

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

During the nine month period ended September 30, 2026, none of EEI’s or EMC’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such items are defined in Item 408 of Regulation S-K), nor do any of the directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) currently maintain any such arrangements.

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

EVERFLOW EASTERN PARTNERS, L.P.

	By:	everflow management limited, llc
General Partner

	By:	everflow management corporation
Managing Member

Dated: November 12, 2026	By:	/s/ Michael W. Rathburn
Michael W. Rathburn
Vice President, Secretary-Treasurer and
Principal Financial and Accounting Officer
(Duly Authorized Officer)